Form 10-Q
period 1999-03-31
PACIFIC CART SERVICES LTD
filed 1999-06-02
CIK 1074929

=====================================================================


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ending March 31, 1999

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                   Commission file number 000-25515

                      PACIFIC CART SERVICES LTD.
        (Exact name of registrant as specified in its charter)

NEVADA                   APPLIED FOR
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

                        2501 Lansdowne Avenue
              Saskatoon, Saskatchewan, Canada   S7J 1H3
               (Address of principal executive offices)

Registrant's telephone number including area code: (306) 343-5799

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                 None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                   Common shares, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ] No [ x ], not subject to filing until May 10, 1999.

The number of common shares without par value outstanding on March 31, 1999 was 10,033,000 shares.


======================================================================

                   PART 1.   FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements For The Period Ended March 31, 1999.

                          MOEN AND COMPANY
                       CHARTERED ACCOUNTANTS

PO Box 10129
1400 IBM Tower                          Tel: (604) 662-8899
701 West Georgia Street                 Fax: (604) 662-8809
Vancouver, BC   V7Y 1C6


                    INDEPENDENT AUDITORS' REPORT

To the Directors of
Pacific Cart Services Ltd.
(A Nevada Corporation)
(A Development Stage Company)

We have audited the accompanying Balance Sheet of Pacific Cart Services Ltd. (A Development Stage Company) as at March 31, 1999, and the related Statement of Income, Retained Earnings (Deficit), Cash Flows and Shareholders' Equity for the three month period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Cart Services Ltd. (A Development Stage Company) as of March 31, 1999 and the results of its operations and Cash Flows for the three month period then ended in conformity with generally accepted accounting principles.


/s/ Moen and Company
Vancouver, British Columbia, Canada
May 28, 1999   Chartered Accountants

                     PACIFIC CART SERVICES LTD.
                       (A Nevada Corporation)
                   (A Development Stage Company)
                           Balance Sheet
                           March 31,1999
                         (In U.S. Dollars)

                               ASSETS
Current Assets
 Cash                                        $  110,842
Fixed Assets
 Equipment at cost less
  accumulated depreciation                       15,237
                                             ----------
                                             $  126,079
                                             ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Note payable to shareholder, James Oste,
  unsecured, non-interest bearing and
  not subject to demand before
  March 15, 2000                                 20,000
 Due to related parties (note 4(c))               6,511
                                             ----------
                                                 26,511
                                             ----------
Shareholders' Equity
 Capital Stock (note 3)
  Authorized:
   100,000,000 common shares at
    $0.001 par value
  Issued and fully paid
   10,033,000 common shares at
    par value                                    10,033
   Additional paid-in capital                   476,617
   Deferred compensation                       (273,167)
                                             ----------
                                                213,483
 Deficit, accumulated during the
  development stage                            (113,915)
                                             ----------
                                                 99,568
                                             ----------
                                             $  126,079
                                             ==========

Approved on Behalf of the Board
/s/ James Oste           Director
/s/ David Glass          Director
/s/ Robert J. Kinloch    Director

      See Accompanying Notes and independent Auditors' Report
                                F-2

                     PACIFIC CART SERVICES LTD.
                       (A Nevada Corporation)
                   (A Development Stage Company)
                        Statement of Income
          For the Three Month Period Ended March 31, 1999
                         (In U.S. Dollars)

                                        Three Months   27-Aug-98
                                        Ended          to
                                        31-Mar-99      31-Dec-98
Administration Expenses
 Accounting fee                         $     --       $   2,050
 Amortization of deferred
  compensation (note 8)                    14,333         15,000
 Consulting services                       13,500            --
 Depreciation                                 275            --
 Legal expenses                            19,568         20,152
 Management fees                           11,500            --
 Office expenses                            1,607            733
 Transfer agent fees                          900          1,000
 Travel expenses                            5,449          7,848
                                        ---------      ---------
Total administration expenses              67,132         46,783
                                        ---------      ---------
Net Loss for the Period                 $ (67,132)     $ (46,783)
                                        =========      =========
Net Loss Per Common Share
 Basic                                  $   (0.01)     $   (0.01)
 Diluted                                $   (0.01)     $   (0.01)

Average Number of Common Shares Outstanding
 Basic                                  9,449,667      5,092,851
 Diluted                                9,449,667      5,092,851

                     PACIFIC CART SERVICES LTD.
                       (A Nevada Corporation)
                   (A Development Stage Company)
              Statement of Retained Earnings (Deficit)
          For the Three Month Period Ended March 31, 1999
                         (In U.S. Dollars)

                                        Three Months   27-Aug-98
                                        Ended          to
                                        31-Mar-99      31-Dec-98

Balance, beginning of period            $  (46,783)    $     --
Net Loss for the Period                    (67,132)      (46,783)
                                        ----------     ---------
Retained Earnings (Deficit),
 December 15, 1998                      $ (113,915)    $ (46,783)
                                        ==========     =========

      See Accompanying Notes and Independent Auditors' Report

                     PACIFIC CART SERVICES LTD.
                       (A Nevada Corporation)
                   (A Development Stage Company)
                      Statement of Cash Flows
          For the Three Month Period Ended March 31, 1999
                         (In U.S. Dollars)

                                        Three Months   27-Aug-98
                                        Ended          to
                                        31-Mar-99      31-Dec-98
Cash Provided by (Used for)
Operating Activities
 Loss for the period                    $  (67,132)    $ (46,783)
 Shares issued for consulting services      10,000
 Changes in non-cash working capital items
  Accounts payable                            (750)          750
  Depreciation                                 275
  Deferred compensation expenses            14,333        15,000
                                        ----------     ---------
                                           (43,274)      (31,033)
                                        ----------     ---------
Investing Activities
 Purchase of equipment                     (15,512)          --
                                        ----------     ---------
Financing Activities
 Capital stock subscribed for cash          60,000       114,150
 Note payable to shareholder                              20,000
 Due to related parties                      4,075         2,436
                                        ----------     ---------
                                            64,075       136,586
                                        ----------     ---------
Increase in Cash During the Period           5,289       105,553
Cash, Beginning of the Period              105,553           --
                                        ----------     ---------
Cash, End of the Period                 $  110,842     $ 105,553
                                        ==========     =========









      See Accompanying Notes and Independent Auditors' Report

                     PACIFIC CART SERVICES LTD.
                       (A Nevada Corporation)
                   (A Development Stage Company)
                 Statement of Shareholders' Equity
           For the Three Month Period Ended March 31,1999
                         (in U.S. Dollars)

                              Price     Number of           Additional
                              Per       Common    par       Paid-in
                              Share     Shares    value     Capital
Oct 5, 98 Shares subscribed by
          Director for cash
          (note -)(b))        $0.05     5,000,000 $  5,000  $ 245,000

Oct 5, 98 Shares subscribed
          by Director for
          finders fee
          (note 7(a))         $0.05     2,000,000    2,000     98,000

Dec 7, 98 Share subscribed by
          private placement
          for cash            $0.05     1,283,000    1,283     62,867

Deferred compensation

Net loss for the period
                                        --------- --------  ---------
Balance, December 31, 1989              8,283,000    8,283    405,867

Feb 2, 99 Shares subscribed
          by Director for
          consulting services $0.05       250,000      250     12,250

Feb 3, 99 Shares subscribed by
          private placement
          for cash            $0.04     1,500,000    1,500     58,500

Deferred compensation

Deferred compensation amortized

Loss for the period
                                       ---------- --------  ---------
Balance, March 31, 1999                10,033,000 $ 10,033  $ 476,617
                                       ========== ========  =========






       See Accompanying Notes and Independent Auditors' Report

                                 F-5a

                      PACIFIC CART SERVICES LTD.
                        (A Nevada Corporation)
                    (A Development Stage Company)
                  Statement of Shareholders' Equity
           For the Three Month Period Ended March 31, 1999
                          (in U.S. Dollars)


                                             Total     Retained    Total
                               Deferred      Capital   Earnings    Shareholders
                               Compensation  Stock     (Deficit)   Equity
Oct 5, 98 Shares subscribed by
          Director for cash
          (note -j(b))                       $ 250,000              $ 250,000

Oct 5, 98 Shares subscribed by
          Director for finders'
          fee (note 7(a))                      100,000                100,000

Dec 7, 98 Share subscribed by
          private placement
          for cash                              64,150                 64,150

Deferred compensation            (285,000)    (285,000)              (285,000)

Net loss for the period                                    (46,783)   (46,783)
                               ----------    ---------  ----------  ---------

Balance, December 31, 1998       (285,000)     129,150     (46,783)    82,367

Feb 2, 99 Shares subscribed by
          Director for consulting
          services                              12,500                 12,500

Feb 3, 99 Shares subscribed by
          private placement
          for cash                              60,000                 60,000

Deferred compensation               (2,500)     (2,500)                (2,500)

Deferred compensation
 amortized                          14,333      14,333                 14,333

Loss for the period                                        (67,132)   (67,132)
                                ----------   ---------  ----------   --------
Balance, March 31, 1999         $ (273,167)  $ 213,483  $ (113,915) $  99,568
                                ==========   =========  ==========  =========










       See Accompanying Notes and Independent Auditors' Report.

                                 F-5b

                      PACIFIC CART SERVICES LTD.
                        (A Nevada Corporation)
                    (A Development Stage Company)
                    Notes to Financial Statements
                            March 31, 1999
                          (in U.S. Dollars)

Note 1.   BUSINESS OPERATIONS

1. The Company was incorporated on August 27, 1998 under the Company Act of the State of Nevada, U.S.A. to pursue opportunities in the business of franchising fast food distributor systems.

2. The Company is considered to be a development stage enterprise as its principal operations have not yet commenced and have not yet produced revenue. The deficit has been accumulated in the development stage.

3.   The first fiscal year end of the Company was December 31, 1998.

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)   Administration Costs
     Administration costs are written off to operations during the period.

b)   Translation of Foreign Currency
     The accounts of the Company are translated into U.S. dollars on the following basis:

     - current assets and liabilities at the rate of exchange in effect at the balance sheet date
     - administration expenses at the average rate in effect during the period
     - non-current assets and liabilities at rates prevailing when the transaction occurred

c)   Basis of Presentation
     These financial statements are prepared in accordance with United States Generally Accepted Accounting Principles (GAAP).

d)   Net Loss Per Share
     Net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during the period.

d)   Depreciation of Fixed Assets
     Depreciation is recorded on a straight line basis over five years which is the estimated useful life.

     At cost                            $  15,512
     Less: accumulated depreciation           275
                                        ---------
                                        $  15,237
                                        ---------
       See Accompanying Notes and Independent Auditor's Report.

                      PACIFIC CART SERVICES LTD.
                        (A Nevada Corporation)
                    (A Development Stage Company)
                    Notes to Financial Statements
                            March 31, 1999
                          (in U.S. Dollars)
Note 3.   CAPITAL STOCK

Cash consideration for shares during the three months ended March 31, 1999 was $60,000 for the issuance of 1,500,000 shares subscribed by private placement. 250,000 shares were issued to a director for consulting services of $10,000.

Note 4.   RELATED PARTY TRANSACTIONS:

a)   Share subscription by director
     The Company authorized the issue of 250,000 shares to David Glass, a Director of the company, for consulting services. There is additional compensation of $2,500 based on a value of $0.05 per share. The compensation is amortized over a five year period as outlined in note 8.

b)   Management fees
     Management fees for the quarter ended March 31, 1999 total $11,500 representing $6,000 for James Oste and $5,500 for Robert Kinloch

c)   Expenses paid by directors
     Expenses incurred by directors on behalf of the Company are comprised of office expenses of $177 travel costs of $4,951, legal expenses of $3,000, consulting services of $13,500 and purchase of equipment of $15,512, for total costs of $37,140. The balance unpaid as of March 31, 1999 is as follows:

     James Oste, Chairman,
       President, Director                   $    3,486
     Robert Kinloch, Secretary, Director          3,025
                                             ----------
     Balance unpaid at March 31, 1999        $    6,511
                                             ==========

d)   Agreement with Mister Tube Steak Canada Inc.
     James Oste is President, Director and a shareholder of Mister Tube Steak Canada Inc. as outlined in note 6 below.

e)   Note payable - $20,000
     The note payable of $20,000 is payable to James Oste. It is unsecured and was initially not subject to demand before June 1, 1999; the latter date has been changed by letter dated March 15, 1999, to an earliest call date of March 15, 2000.



       See Accompanying Notes and Independent Auditor's Report.

                      PACIFIC CART SERVICES LTD.
                        (A Nevada Corporation)
                    (A Development Stage Company)
                    Notes to Financial Statements
                            March 31, 1999
                           (in U.S. Dollars)
Note 5.   INCOME TAXES

The Company has a loss for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset it is reduced by a valuation allowance.

Note 6.    AGREEMENT WITH MILTER TUBE STEAK CANADA INC.

a)   Agreement with Mister Tube Steak Canada Inc.

     i) By agreement dated January 10, 1999 and signed on January 26, 1999, between Mister Tube Steak Canada Inc. ("MTS") and Pacific Cart Services Ltd. ("PCS"), MTS appointed PCS as its exclusive distributor for its products in California and Washington State.
     ii) The effective date of the agreement is February 1, 1999 for an initial period of five years.
     iii) Products purchased by PCS from MTS represented by equipment and food and dry goods are payable on a sixty day basis.
     iv) MTS will provide product liability insurance in the amount of $2,000,000 CDN.
     v) The term of the agreement is for five years unless terminated earlier on consent of both parties. The agreement shall automatically renew for successive two-year periods, commencing on the fifth anniversary, unless PCS provides 180 days prior written notice to MTS of its intent not to renew. MTS shall have the right to cancel this agreement on the fifth anniversary and second anniversary of any subsequent renewal upon not less than 180 days prior written notice to PCS.
     vi) The agreement provides for reimbursement to PCS for value of business and goodwill created by PCS if the agreement is terminated by MTS for other than a default or breach by PCS.
     vii) If MTS intends to sell all or any part of its business PCS shall have a first right of refusal.
    viii) The agreement is not assignable as security or otherwise by either party without the prior consent of the other.
     ix) James Oste is President, Director and shareholder of Mister Tube Steak Canada Inc.






       See Accompanying Notes and Independent Auditor's Report.

                      PACIFIC CART SERVICES LTD.
                        (A Nevada Corporation)
                    (A Development Stage Company)
                    Notes to Financial Statements
                            March 31, 1999
                           (in U.S. Dollars)
Note 7.   EMPLOYMENT AGREEMENTS

Employment agreements dated March 15, 1999 were entered into by the Company for a five year period from January 1, 1999 to December 31, 2003, as follows:

     i) James Oste to be employed as President, Chief Executive Officer and Director of the Company, commencing at $24,000 per year.
     ii) Robert Kinloch, to be employed as Executive Vice-President, Chief Operating Officer, and Director of the Company commencing at $22,000 per year.
     iii) for both of the above agreements, subsequent year compensation is to be negotiated prior to commencement of a new year. Additional compensation is as follows:

          - reimbursement of all out-of-pocket expenses payable or incurred by the employee in connection with his duties under the agreement
          - all reasonable travelling expenses incurred by the employee in the course of his duties
          -    six weeks paid vacation
          -    club membership not to exceed $1,000
          - stock option package to be negotiated during the first year of employment

Note 8.   COMPENSATION/DEFERRED COMPENSATION

Shares have been issued that give rise to compensation expense. This compensation is amortized over a five year period. Details of compensation expense and deferred compensation are as follows:














       See Accompanying Notes and Independent Auditor's Report.

                      PACIFIC CART SERVICES LTD.
                        (A Nevada Corporation)
                    (A Development Stage Company)
                    Notes to Financial Statements
                            March 31, 1999
                           (in U.S. Dollars)

                                                          Compensation
                                                             Expense
                              Total         Deferred    Dec. 31,  March 31,
                              Compensation  Portion     1998      1999
a)   2,000,000 common shares
     issued as a finder's fee
     to Robert Kinloch, a
     director and officer of
     the Company at a price
     of $0.05 per share       $ 100,000     $   90,250  $  5,000  $  4,750
b)   5,000,000 common shares
     subscribed by James
     Oste, a director and
     officer of the Company
     at a cash price of $0.01
     per share for a total of
     $50,000 giving rise to
     compensation at $0.04
     per share, or $ 200,000    200,000        180,500    10,000     9,500
c)   250,000 common shares
     issued for consulting
     services to David Glass
     at a price of $0.50 per
     share                        2,500          2,417       ---        83
                              ---------     ----------  --------  --------
                              $ 302,500     $  273,167  $ 15,000  $ 14,333
                              ---------     ----------  --------  --------

Note 9.    PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at March 31, 1999 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.

















       See Accompanying Notes and Independent Auditors' Report

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

     The Company has inadequate cash to maintain operations during the next twelve months. In order to meet its cash requirements the Company will have to raise additional capital through the sale of securities or loans. As of the date hereof, the Company has not made sales of additional securities and there is no assurance that it will be able to raise additional capital through the sale of securities in the future. Further, the Company has not initiated any negotiations for loans to the Company and there is no assurance that the Company will be able to raise additional capital in the future through loans. In the event that the Company is unable to raise additional capital, it may have to suspend or cease operations.

     The Company does not intend to conduct any product research or development. The Company intends to rely entirely upon MTS for product research and development.

     The Company does not intend to purchase a plant or significant equipment.

     The Company will hire employees on an as needed basis, however, the Company does not expect any significant changes in the number of employees.

     The Company expects to commence operations and earn revenues in the third quarter of 1999. There is no assurance, however, that the Company will commence operations or earn said revenues.

Results of Operations - (August 27, 1998) through March 31, 1999.

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

Liquidity and Capital Resources.

     The Company issued 10,033,000 shares of its Common Stock to officers, directors and others. The Company has no operating history and no material assets. The Company has $110,842 in cash as of March 31, 1999.

                      PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

EXHIBIT INDEX

Exhibit
  No.          Description.

  27      Financial Data Schedule


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Dated this 2nd day of June, 1999.


PACIFIC CART SERVICES LTD.



By:  /s/ David G. Glass
     David G. Glass, Chief Financial officer
     Treasurer and member of the Board of
     Directors