Form 10QSB
period 1999-06-30
PACIFIC CART SERVICES LTD
filed 1999-08-23
CIK 1074929

=====================================================================


                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             Form 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ending June 30, 1999

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

The number of common shares without par value outstanding on June 30, 1999 was 13,033,000 shares.


======================================================================

                          MOEN AND COMPANY
                       CHARTERED ACCOUNTANTS

PO Box 10129
1400 IBM Tower                     Telephone:     (604) 662-8899
701 West Georgia Street            Fax:           (604) 662-8809
Vancouver, BC   V7Y 1C6


                    INDEPENDENT AUDITORS' REPORT

To the Directors of
Pacific Cart Services Ltd.
(A Nevada Corporation)
(A Development Stage Company)

We have audited the accompanying Balance Sheet of Pacific Cart Services Ltd. (A Development Stage Company) as at June 30, 1999, and the related Statement of Income, Retained Earnings (Deficit), Cash Flows and
Shareholders' Equity for the six month period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Cart Services Ltd. (A Development Stage Company) as of June 30, 1999 and the results of its operations and Cash Flows for the six month period then ended in conformity with generally accepted accounting principles.

Moen and Company
Chartered Accountants


Vancouver, British Columbia, Canada
August 10, 1999

                     PACIFIC CART SERVICES LTD.
                       (A Nevada Corporation)
                   (A Development Stage Company)
                           Balance Sheet
                           June 30, 1999
                         (In U.S. Dollars)

                               ASSETS
Current Assets
Cash                                         $  42,487
Loan receivable (note 10(b))                    26,000
Short term investment                           15,000
                                             ---------
                                                83,487
                                             ---------
Fixed Assets
Equipment at cost less
 accumulated depreciation                       20,606
                                             ---------
                                             $ 104,093
                                             =========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Account payable                              $      65
Note payable to shareholder, James Oste,
 unsecured, non-interest bearing and not
 subject to demand before March 15, 2000        20,000
Due to related parties (note 4(c))               7,418
                                             ---------
                                                27,483
                                             ---------
Shareholders' Equity
Capital Stock (note 3)
Authorized:
 100,000,000 common shares at $0.001 par value
 Issued and fully paid
 13,033,000 common shares at par value          13,033
Additional paid-in capital                     593,617
Deferred compensation                         (375,834)
                                             ---------
                                               230,816
Deficit, accumulated during the
 development stage                            (154,206)
                                             ---------
                                                76,610
                                             ---------
                                             $ 104,093
                                             =========

Approved on Behalf of the Board
James Oste, Director
David Glass, Director
Robert J. Kinloch, Director

      See Accompanying Notes and Independent Auditors' Report

                     PACIFIC CART SERVICES LTD.
                       (A Nevada Corporation)
                   (A Development Stage Company)
                        Statement of Income
            For the Six Month Period Ended June 30, 1999
                         (In U.S. Dollars)

                                        Six Months     27-Aug-98
                                        Ended          to
                                        30-Jun-99      31-Dec-98
Administration Expenses
 Accounting fees                        $     750      $   2,050
 Amortization of deferred
  compensation (note 8)                    28,666         15,000
 Consulting services1                       3,500
 Depreciation                               1,906
 Legal expenses                            19,568         20,152
 Management fees                           23,000
 Merchandise design                         1,650
 Office expenses                            3,373            733
 Transfer agent fees                        1,114          1,000
 Travel expenses                           13,896          7,848
                                        ---------      ---------
Total administration expenses             107,423         46,783
                                        ---------      ---------
Net Loss for the Period                 $(107,423)     $ (46,783)
                                        =========      =========
Net Loss Per Common Share
 Basic                                  $   (0.01)     $   (0.01)
 Diluted                                $   (0.01)     $   (0.01)

Average Number of Common Shares
 Outstanding Basic                      9,741,337      5,092,851
 Diluted                                9,741,337      5,092,851

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Statement of Retained Earnings (Deficit)
For the Six Month Period Ended June 30, 1999
(In U.S. Dollars)
                                        Six Months     27-Aug-98
                                        Ended          to
                                        30-Jun-99      31-Dec-98

Balance, beginning of period            $ (46,783)     $
Net Loss for the Period                  (107,423)       (46,783)
                                        ---------      ---------
Retained Earnings (Deficit),
 end of period                          $(154,206)     $ (46,783)
                                        =========      =========

      See Accompanying Notes and Independent Auditors' Report

                     PACIFIC CART SERVICES LTD.
                       (A Nevada Corporation)
                   (A Development Stage Company)
                      Statement of Cash Flows
            For the Six Month Period Ended June 30, 1999
                         (In U.S. Dollars)

                                        Six Months     27-Aug-98
                                        Ended          to
                                        30-Jun-99      31-Dec-98
Cash Provided by (Used for)
Operating Activities
 Loss for the period                    $ (107,423)    $ (46,783)
 Shares issued for consulting services      10,000
 Changes in non-cash working capital items
  Accounts payable                            (685)          750
  Depreciation                               1,906
  Deferred compensation expenses            28,666        15,000
                                        ----------     ---------
                                           (67,536)      (31,033)
                                        ----------     ---------
Investing Activities
 Loan receivable                           (26,000)
 Short term investment                     (15,000)
 Purchase of equipment                     (22,512)
                                        ----------     ---------
                                           (63,512)
                                        ----------     ---------
Financing Activities
 Capital stock subscribed for cash          63,000       114,150
 Note payable to shareholder                    --        20,000
 Due to related parties                      4,982         2,436
                                        ----------     ---------
                                            67,982       136,586
                                        ----------     ---------
Increase (Decrease) in Cash
 During the Period                         (63,066)      105,553
Cash, Beginning of the Period              105,553
                                        ----------     ---------
Cash, End of the Period                 $   42,487     $ 105,553
                                        ==========     =========






      See Accompanying Notes and Independent Auditors' Report

                        PACIFIC CART SERVICES LTD.
                          (A Nevada Corporation)
                      (A Development Stage Company)
                    Statement of Shareholders' Equity
               For the Six Month Period Ended June 30, 1999
                             (in U.S. Dollars)

                              Price      Number of               Additional
                              Per        Common        par       Paid-in
                              Share      Shares        Value     Capital
Oct. 5, 98 Shares
 subscribed by Director
 for cash (note 7(b))         $ 0.05     5,000,000     $  5,000  $ 245,000
Oct. 5, 98 Shares
 subscribed by Director for
 finders' fee (note 7(a))     $ 0.05     2,000,000        2,000     98,000
Dec. 7, 98 Share subscribed by
 private placement for cash   $ 0.05     1,283,000        1,283     62,867
Deferred compensation
Deferred compensation
 amortization
Net loss for the period
                                        ----------     --------  ---------
Balance, December 31, 1988               8,283,000        8,283    405,867
                                        ----------     --------  ---------
Feb. 2, 99 Shares subscribed
 by Director for consulting
 services                     $ 0.05       250,000          250     12,250

Feb. 3, 99 - Shares
 subscribed by private
 placement for cash           $ 0.04     1,500,000        1,500     58,500
Jun. 15, 99 Shares subscribed
 by stock option exercised    $ 0.04     3,000,000        3,000    117,000
Deferred compensation
Deferred compensation amortized
Loss for the period
                                        ----------     --------  ---------
Balance, June 30, 1999                  13,033,000     $ 13,033  $ 593,617
                                        ==========     ========  =========



















      See Accompanying Notes and Independent Auditors' Report

                                5-a


                       PACIFIC CART SERVICES LTD.
                        (A Nevada Corporation)
                     (A Development Stage Company)
                   Statement of Shareholders' Equity
              For the Six Month Period Ended June 30, 1999
                             (in U.S. Dollars)

                                          Total         Retained  Total
                           Deferred       Capital       Earnings  Shareholders'
                           Compensation   Stock         (Deficit) Equity
Oct. 5, 98 Shares
 subscribed by Director
 for cash (note 7(b))                     $ 250,000                $ 250,000
Oct. 5, 98 Shares
 subscribed by Director for
 finders' fee (note 7(a))                   100,000                  100,000
Dec. 7, 98 Share subscribed by
 private placement for cash                  64,150                   64,150
Deferred compensation        (300,000)     (300,000)                (300,000)
Deferred compensation
 amortization                  15,000        15,000
Net loss for the period                                  (46,783)    (46,783)
                           ----------     ---------    ---------   ---------
Balance, December 31, 1988   (285,000)      129,150      (46,783)     82,367
                           ----------     ---------    ---------   ---------
Feb. 2, 99 Shares subscribed
 by Director for consulting
 services                                    12,500                    12,500
Feb. 3, 99 - Shares subscribed
 by private placement for cash               60,000                    60,000
Jun. 15, 99 Shares subscribed
 by stock option exercised   (117,000)        3,000                     3,000
Deferred compensation          (2,500)       (2,500)                   (2,500)
Deferred compensation
 amortized                     28,666        28,666                    28,666
Loss for the period                                     (107,423)    (107,423)
                           ----------     ---------    ---------    ---------
Balance, June 30, 1999     $ (375,834)    $ 230,816    $(154,206)   $  76,610
                           ==========     =========    =========    =========
















       See Accompanying Notes and Independent Auditors' Report

                                 5-b

                      PACIFIC CART SERVICES LTD.
                        (A Nevada Corporation)
                    (A Development Stage Company)
                    Notes to Financial Statements
                            June 30, 1999
                          (in U.S. Dollars)

Note 1.   BUSINESS OPERATIONS

a) The Company was incorporated on August 27, 1998 under the Company Act of the State of Nevada, U.S.A. to pursue opportunities in the business of franchising fast food distributor systems.
b) The Company is considered to be a development stage enterprise as its principal operations have not yet commenced and have not yet produced revenue. The deficit has been accumulated in the development stage.
c)   The first fiscal year end of the Company was December 31, 1998.

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)   Administration Costs
     Administration costs are written off to operations during the period.
b)   Translation of Foreign Currency
     The accounts of the Company are translated into U.S. dollars on the following basis:
     - current assets and liabilities at the rate of exchange in effect at the balance sheet date
     - administration expenses at the average rate in effect during the period
     - non-current assets and liabilities at rates prevailing when the transaction occurred
c)   Basis of Presentation
     These financial statements are prepared in accordance with United States Generally Accepted Accounting Principles (GAAP).
d)   Net Loss Per Share
     Net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during the period.
f)   Depreciation of Fixed Assets
     Depreciation is recorded on a straight line basis over five years which is the estimated useful life.

          At cost                                 $ 22,512
               Less: accumulated depreciation        1,906
                                                  --------
                                                  $ 20,606
                                                  ========






       See Accompanying Notes and Independent Auditors' Report

                      PACIFIC CART SERVICES LTD.
                        (A Nevada Corporation)
                    (A Development Stage Company)
                    Notes to Financial Statements
                            June 30, 1999
                           (in U.S. Dollars)
Note 3.   CAPITAL STOCK

Cash consideration for common shares during the six months ended June 30, 1999 was $60,000 for the issuance of 1,500,000 common shares subscribed by private placement and $3,000 for the subscription of stock options exercised for 3,000,000 common shares These latter 3,000,000 common shares were not issued at June 30, 1999. 250,000 common shares were issued to a director for consulting services of $10,000.

Note 4.   RELATED PARTY TRANSACTIONS:

a)   Share subscription by director
     The Company authorized the issue of 250,000 shares to David Glass, a Director of the company, for consulting services. There is additional compensation of $2,500 based on a value of $0.05 per share. The compensation is amortized over a five year period as outlined in note 8.
b)   Management fees
     Management fees for the six month period ended June 30, 1999 total $23,000 representing $12,000 for James Oste and $11,000 for Robert Kinloch.
c)   Expenses paid by directors
     Expenses incurred during the period by directors on behalf of the Company are comprised of office expenses of $177, travel costs of $4,951, legal expenses of $3,000, consulting services of $13,500 and purchase of equipment of $22,512, for total costs of $44,140. The balance unpaid as of June 30, 1999 is as follows:

          James Oste, Chairman, President, Director    $ 3,486
          Robert Kinloch, Secretary, Director            3,932
                                                       -------
          Balance unpaid at March 31, 1999             $ 7,418
                                                       =======
d)   Agreement with Mister Tube Steak Canada Inc.
     James Oste is President, Director and a shareholder of Mister Tube Steak Canada Inc. as outlined in note 6 below.
e)   Note payable - $20,000
     The note payable of $20,000 is payable to James Oste. It is unsecured and was initially not subject to demand before June 1, 1999; the latter date has been changed by letter dated March 15, 1999, to an earliest call date of March 15, 2000.





       See Accompanying Notes and Independent Auditors' Report.

                      PACIFIC CART SERVICES LTD.
                        (A Nevada Corporation)
                    (A Development Stage Company)
                    Notes to Financial Statements
                            June 30, 1999
                           (in U.S. Dollars)
Note 5    INCOME TAXES

The Company has a loss for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset it is reduced by a valuation allowance.

Note 6     AGREEMENT WITH MILTER TUBE STEAK CANADA INC.

a)   Agreement with Mister Tube Steak Canada Inc.
     1) By agreement dated January 10, 1999 and signed on January 26, 1999, between Mister Tube Steak Canada Inc. ("MTS") and Pacific Cart Services Ltd. ("PCS"), MTS appointed PCS as its exclusive distributor for its products in California and Washington State.
     2) The effective date of the agreement is February 1, 1999 for an initial period of five years.
     3) Products purchased by PCS from MTS represented by equipment and food and dry goods are payable on a sixty day basis.
     4) MTS will provide product liability insurance in the amount of $2,000,000 CDN.
     5) The term of the agreement is for five years unless terminated earlier on consent of both parties. The agreement shall automatically renew for successive two-year periods, commencing on the fifth anniversary, unless PCS provides 180 days prior written notice to MTS of its intent not to renew. MTS shall have the right to cancel this agreement on the fifth anniversary and second anniversary of any subsequent renewal upon not less than 180 days prior written notice to PCS.
     6) The agreement provides for reimbursement to PCS for value of business and goodwill created by PCS if the agreement is terminated by MTS for other than a default or breach by PCS.
     7) If MTS intends to sell all or any part of its business PCS shall have a first right of refusal.
     8) The agreement is not assignable as security or otherwise by either party without the prior consent of the other.
     9) James Oste is President, Director and shareholder of Mister Tube Steak Canada Inc.






       See Accompanying Notes and Independent Auditors' Report

                      PACIFIC CART SERVICES LTD.
                        (A Nevada Corporation)
                    (A Development Stage Company)
                    Notes to Financial Statements
                            June 30, 1999
                           (in U.S. Dollars)
NOTE 7 EMPLOYMENT AGREEMENTS

Employment agreements dated March 15, 1999 were entered into by the Company for a five year period from January 1, 1999 to December 31, 2003, as follows:

a) James Oste to be employed as President, Chief Executive Officer and Director of the Company, commencing at $24,000 per year.
b) Robert Kinloch, to be employed as Executive Vice-President, Chief Operating Officer, and Director of the Company commencing at $22,000 per year.
c) for both of the above agreements, subsequent year compensation is to be negotiated prior to commencement of a new year. Additional compensation is as follows:
     - reimbursement of all out-of-pocket expenses payable or incurred by the employee in connection with his duties under the agreement
     - all reasonable travelling expenses incurred by the employee in the course of his duties
     -    six weeks paid vacation
     -    club membership not to exceed $1,000
     - stock option package to be negotiated during the first year of employment






















       See Accompanying Notes and Independent Auditors' Report

                      PACIFIC CART SERVICES LTD.
                        (A Nevada Corporation)
                    (A Development Stage Company)
                    Notes to Financial Statements
                            June 30, 1999
                           (in U.S. Dollars)
Note 8    COMPENSATION/DEFERRED COMPENSATION

Shares have been issued that give rise to compensation expense. This compensation is amortized over a five year period. Details of compensation expense and deferred compensation are as follows:

                                                   Compensation
                                                     Expense
                                                  --------------
                         Total          Deferred  Dec 31    June 30
                         Compensation   Portion   1998      1999
                         ------------   --------  -----     -----
a) 2,00,000 common shares
issued as a finder's fee
to Robert Kinloch, a
director and officer of
the Company at a price
of $0.05 per share       $ 100,000      $  85,500 $ 5,000   $ 9,500

b) 5,000,000 common shares
subscribed by James Oste,
a director and officer of
the Company at a cash
price of $0.01 per share
for a total of $50,000
giving rise to compensation
at $0.04 per share,
or $200,000                200,000        171,000   10,000    19,000

c) 250,000 common shares
issued for consulting
services to David Glass
at a price of $0.50 per
share                        2,500          2,334       --       166

d) 3,000,000 common
shares exercised on
stock options              117,000        117,000       --         -
                         ---------      --------- --------  --------
                         $ 419,500      $ 375,834 $ 15,000  $ 28,666
                         =========      ========= ========  ========

Note 9    PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at June 30, 1999 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.



       See Accompanying Notes and Independent Auditors' Report

                      PACIFIC CART SERVICES LTD.
                        (A Nevada Corporation)
                    (A Development Stage Company)
                    Notes to Financial Statements
                            June 30, 1999
                           (in U.S. Dollars)
Note 10   SUBSEQUENT EVENTS

a)   Investor Relations Agreement
     By agreement dated August 8, 1999 the Company engaged Daniel La Pointe of White Rock, Canada, as an investor relations consultant for a period of one month beginning August 11, 1999 and ending September 10, 1999, for the amount of $10,000.
b)   Loan Receivable
     The loan of $26,000 receivable from James Oste, President and a Director, was repaid to the Company on August 9, 1999.





































       See Accompanying Notes and Independent Auditors' Report

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-QSB contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new services, technology enhancements, purchase of equipment, credit arrangements, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

     Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below as well as those discussed elsewhere in this Report. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report, which attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, results of operations and prospects.

     The Company continues to work on plans to commence operations in California and Washington. Discussions are ongoing with key suppliers to that market. Any commencement of operations will not occur before the fourth quarter of 1999. The Company anticipates that a market research study to further refine the business model may be required. Discussions have taken place with professionals in that field and it is hoped that process can begin it is hoped that such process can begin in the third quarter.

     The Company has been made aware of other opportunities in the consumer products field since its Form 10-SB became effective by operation of law. While informal due diligence is taking place on several fronts no contractual developments are imminent however the Company remains open to all situations in its area of expertise.

     The Company has inadequate cash to maintain operations during the next twelve months. In order to meet its cash requirements the Company will have to raise additional securities and there is no assurance that it will be able to raise additional capital through the sale of securities in the future. Further, the Company has not initiated any negotiations for loans to the Company and there is no assurance that the Company will be able to raise additional capital in the future through loans. In the event that the Company is unable to raise additional capital, it may have to suspend or cease operations.

     The Company has purchased several street carts in anticipation of future operations

Results of Operations (August 27,1998) through June 30, 1999.

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

     Dated this 23rd  day of August, 1999.


                              PACIFIC CART SERVICES LTD.



                              BY:  /s/ David G. Glass
                                   David G. Glass, Chief Financial
                                   officer Treasurer and member of the
                                   Board of Directors