Form 10-Q
period 1999-09-30
PACIFIC CART SERVICES LTD
filed 1999-11-19
CIK 1074929

=====================================================================


                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             Form 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ending September 30, 1999

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

The number of common shares without par value outstanding on September 30, 1999 was 13,033,000 shares.


======================================================================

                          MOEN AND COMPANY
                       CHARTERED ACCOUNTANTS

PO Box 10129
1400 IBM Tower Telephone:     (604)662-8899
701 West Georgia Street  Fax:    (604)662-8809
Vancouver, BC   V7Y 1C6


                    INDEPENDENT AUDITORS' REPORT


To the Directors of
Pacific Cart Services Ltd. (A Nevada Corporation)
(A Development Stage Company)

We have audited the accompanying Balance Sheet of Pacific Cart Services Ltd. (A Development Stage Company) as at September 30, 1999, and the related Statement of Income, Retained Earnings (Deficit), Cash Flows and Shareholders' Equity for the nine month period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Cart Services Ltd. (A Development Stage Company) as of September 30, 1999 and the results of its operations and Cash Flows for the nine month period then ended in conformity with generally accepted accounting principles.



                                   Moen and Company
                                   Chartered Accountants

Vancouver, British Columbia, Canada
November 1, 1999

                     PACIFIC CART SERVICES LTD.
                       (A Nevada Corporation)
                   (A Development Stage Company)
                           Balance Sheet
                         September 30, 1999
                         (In U.S. Dollars)

                               ASSETS

Current Assets
Cash and short term investments                   $   25,843
Advances for expenses                                  4,637
                                                  ----------
                                                      30,480
Fixed Assets
Equipment at cost less accumulated depreciation       21,470
                                                  ----------
                                                  $   51,950
                                                  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Note payable to shareholder, James Oste,
 unsecured, non-interest bearing and not
 subject to demand before March 15, 2000          $   20,000
                                                  ----------
Shareholders' Equity
 Capital Stock (note 3)
  Authorized:
   100,000,000 common shares at $0.001 par value
  Issued and fully paid
   13,033,000 common shares at par value              13,033
 Additional paid-in capital                          593,617
 Deferred compensation                              (361,501)
                                                  ----------
                                                     245,149
Deficit, accumulated during the development stage   (213,199)
                                                  ----------
                                                      31,950
                                                  ----------
                                                  $   51,950
                                                  ==========

Approved on Behalf of the Board
"James Oste", Director
"David Glass", Director
"Robert J. Kinloch", Director





      See Accompanying Notes and Independent Auditors' Report

                     PACIFIC CART SERVICES LTD.
                       (A Nevada Corporation)
                   (A Development Stage Company)
                        Statement of Income
         For the Nine Month Period Ended September 30, 1999
                         (In U.S. Dollars)

                                        Nine Months    27-Aug-98
                                        Ended          to
                                        30-Sep-99      31-Dec-98
Administration Expenses
 Accounting fees                        $    2,250     $   2,050
 Acquisition administration fees             5,000            -
 Amortization of deferred
  compensation (note 8)                     42,999        15,000
 Consulting services                        13,500            -
 Depreciation                                3,192            -
 Investor relations                         10,000            -
 Legal expenses                             24,728        20,152
 Management fees                            34,500            -
 Merchandise design                          1,650            -
 Office expenses                             4,391           733
 Transfer agent and filing fees              1,479         1,000
 Travel expenses                            22,727         7,848
                                        ----------     ---------
 Total administration expenses             166,416        46,783
                                        ----------     ---------
Net Loss for the Period                 $ (166,416)    $ (46,783)
                                        ==========     =========
Net Loss Per Common Share
 Basic                                  $    (0.01)    $   (0.01)
 Diluted                                $    (0.01)    $   (0.01)

Average Number of Common Shares Outstanding
 Basic                                   10,838,558    5,092,851
 Diluted                                 10,838,558    5,092,851

                     PACIFIC CART SERVICES LTD.
                       (A Nevada Corporation)
                   (A Development Stage Company)
              Statement of Retained Earnings (Deficit)
         For the Nine Month Period Ended September 30, 1999
                         (In U.S. Dollars)

                                        Nine Months    27-Aug-98
                                        Ended          to
                                        30-Sep-99      31-Dec-98

Balance, beginning of period            $   (46,783)   $      -
Net Loss for the Period                    (166,416)     (46,783)
                                        -----------    ---------
Retained Earnings (Deficit),
 end of period                          $  (213,199)   $ (46,783)
                                        ===========    =========

      See Accompanying Notes and Independent Auditors' Report

                     PACIFIC CART SERVICES LTD.
                       (A Nevada Corporation)
                   (A Development Stage Company)
                      Statement of Cash Flows
         For the Nine Month Period Ended September 30, 1999
                         (In U.S. Dollars)

                                        Nine Months    27-Aug-98
                                        Ended          to
                                        30-Sep-99      31-Dec-98
Cash Provided by (Used for)
Operating Activities
 Loss for the period                    $ (166,416)    $ (46,783)
 Shares issued for consulting services      10,000            -
 Changes in non-cash working capital items
  Advances for expenses                     (4,637)
  Accounts payable                            (750)          750
  Depreciation                               3,192            -
  Deferred compensation expenses            42,999        15,000
                                        ----------     ---------
                                          (115,612)      (31,033)
                                        ----------     ---------
Investing Activities
 Purchase of equipment                     (24,662)           -
                                        ----------     ---------
Financing Activities
 Capital stock subscribed for cash          63,000       114,150
 Note payable to shareholder                    -         20,000
 Due to related parties                     (2,436)        2,436
                                        ----------     ---------
                                            60,564       136,586
                                        ----------     ---------
Increase (Decrease) in Cash
 During the Period                         (79,710)      105,553
Cash, Beginning of the Period              105,553            -
                                        ----------     ---------
Cash and short term investments,
 End of the Period                      $   25,843     $ 105,553
                                        ==========     =========











      See Accompanying Notes and Independent Auditors' Report

                     PACIFIC CART SERVICES LTD.
                       (A Nevada Corporation)
                   (A Development Stage Company)
                 Statement of Shareholders' Equity
        For the Nine Month Period Ended September 30, 1999
   and for the Period From August 27, 1998 (Date of Inception) to
                         September 30, 1999
                        (in U.S. Dollars)

                                  Price      Number of             Additional
                                  Per        Common      par       Paid-in
                                  Share      Shares      Value     Capital
10/05/98  Shares subscribed by
          Director for cash
          (note 7(b))             $0.05      5,000,000   $ 5,000   $ 245,000
01/05/98  Shares subscribed by
          Director for finders'
          fee (note 7(a))         $0.05      2,000,000     2,000      98,000
12/07/98  Shares subscribed by
          private placement
          for cash                $0.05      1,283,000     1,283      62,867
Deferred compensation
Deferred compensation
 amortization
Net loss for the period
                                             ---------   -------   ---------
Balance, December 31, 1988                   8,283,000     8,283     405,867
02/02/99  Shares subscribed
          by Director for
          consulting services $0.05            250,000       250      12,250
02/03/99  Shares subscribed by
          private placement
          for cash                $0.04      1,500,000     1,500      58,500
06/15/99  Shares subscribed
          by stock option
          exercised              $0.04       3,000,000     3,000     117,000
Deferred compensation
Deferred compensation
 amortized
Loss for the period
                                            ----------  --------   ---------
Balance, September 30, 1999                 13,033,000  $ 13,033   $ 593,617
                                            ==========  ========   =========















      See Accompanying Notes and Independent Auditors' Report

                                5-a

                     PACIFIC CART SERVICES LTD.
                       (A Nevada Corporation)
                   (A Development Stage Company)
                 Statement of Shareholders' Equity
        For the Nine Month Period Ended September 30, 1999
   and for the Period From August 27, 1998 (Date of Inception) to
                         September 30, 1999
                        (in U.S. Dollars)

                                           Total      Retained   Total
                            Deferred       Capital    Earnings   Sharesholders'
                            Compensation   Stock      (Deficit)  Equity
10/05/98  Shares subscribed                $ 250,000              $ 250,000
          by Director for
          cash (note 7(b))
01/05/98  Shares subscribed
          by Director for
          finders' fee
          (note 7(a))                        100,000                100,000
12/07/98  Shares subscribed
          by private placement
          for cash                            64,150                 64,150
Deferred compensation          (300,000)    (300,000)              (300,000)
Deferred compensation
 amortization                    15,000       15,000                 15,000
Net loss for the period                                  (46,783)   (46,783)
                             ----------    ---------   ---------  ---------
Balance, December 31, 1988     (285,000)     129,150     (46,783)    82,367

02/02/99  Shares subscribed
          by Director for
          consulting services                 12,500                 12,500
02/03/99  Shares subscribed
          by private
          placement for cash                  60,000                 60,000
06/15/99  Shares subscribed
          by stock option
          exercised           (117,000)        3,000                  3,000
Deferred compensation           (2,500)       (2,500)                (2,500)
Deferred compensation
 amortized                      42,999        42,999                 42,999
Loss for the period                                     (166,416)  (166,416)
                             ---------      ---------  ---------   --------
Balance, September 30, 1999  $(361,501)     $ 245,149  $(213,199)  $ 31,950
                             =========      =========  =========   ========













      See Accompanying Notes and Independent Auditors' Report

                                5-b

                     PACIFIC CART SERVICES LTD.
                       (A NEVADA CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                   Notes to Financial Statements
                         September 30, 1999
                         (In U.S. Dollars)

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

5.        Depreciation of Fixed Assets
     Depreciation is recorded on a straight line basis over five years which is the estimated useful life.

                                             September 30, 1999
     At cost                                      $  24,622
     Less: accumulated depreciation                   3,192
                                                  ---------
                                                  $  21,470
                                                  =========

                     PACIFIC CART SERVICES LTD
                       (A NEVADA CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                   Notes to Financial Statements
                         September 30, 1999
                         (In U.S. Dollars)

Note 3.   CAPITAL STOCK

     Cash consideration for common shares during the nine months ended September 30, 1999 was $60,000 for the issuance of 1,500,000 common shares subscribed by private placement and $3,000 for the subscription of stock options exercised for 3,000,000 common shares These latter 3,000,000 common shares were not issued at September 30, 1999. 250,000 common shares were issued to a director for consulting services of $10,000.

Note 4.   RELATED PARTY TRANSACTIONS:

a)   Share subscription by director
     The Company authorized the issue of 250,000 shares to David Glass, a Director of the company, for consulting services. There is additional compensation of $2,500 based on a value of $0.05 per share. The compensation is amortized over a five year period as outlined in note 8.

b)   Management fees
     Management fees for the nine month period ended September 30, 1999 total $34,500 representing $18,000 for James Oste and $16,500 for Robert Kinloch.

c)   Expenses paid by directors
     Expenses incurred during the period by directors on behalf of the Company are comprised of office expenses of $721, travel costs of $4,951, legal expenses of $3,000, consulting services of $13,500 and purchase of equipment of $22,512, for total costs of $44,684. The balance advanced as of September 30, 1999 is as follows:

     James Oste, Chairman, President, Director    $ 4,514
     Robert Kinloch, Secretary, Director              123
                                                  -------
                                                  $ 4,637
                                                  =======

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

                     PACIFIC CART SERVICES LTD
                       (A NEVADA CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                   Notes to Financial Statements
                         September 30, 1999
                         (In U.S. Dollars)


Note 5    INCOME TAXES

The Company has a loss for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset it is reduced by a valuation allowance.

Note 6     AGREEMENT WITH MISTER TUBE STEAK CANADA INC.

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

NOTE 7 EMPLOYMENT AGREEMENTS

Employment agreements dated March 15, 1999 were entered into by the Company for a five year period from January 1, 1999 to December 31, 2003, as follows:

                     PACIFIC CART SERVICES LTD
                       (A NEVADA CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                   Notes to Financial Statements
                         September 30, 1999
                         (In U.S. Dollars)

NOTE 7 EMPLOYMENT AGREEMENTS (cont'd)
     i) James Oste to be employed as President, Chief Executive Officer and Director of the Company, commencing at $24,000 per year.
     ii) Robert Kinloch, to be employed as Executive Vice-President, Chief Operating Officer, and Director of the Company commencing at $22,000 per year.
     iii) for both of the above agreements, subsequent year compensation is to be negotiated prior to commencement of a new year. Additional compensation is as follows:
          - reimbursement of all out-of-pocket expenses payable or incurred by the employee in connection with his duties under the agreement
          - all reasonable travelling expenses incurred by the employee in the course of his duties
          -    six weeks paid vacation
          -    club membership not to exceed $1,000
          - stock option package to be negotiated during the first year of employment

Note 8    COMPENSATION/DEFERRED COMPENSATION

Shares have been issued that give rise to compensation expense. This compensation is amortized over a five year period. Details of compensation expense and deferred compensation are as follows:

                                                        Deferred  Compensation
                               Total                    Portion   Expense
                               Compensation   9/30/99   12/31/98  9/30/99
a)   2,000,000 common shares
     issued as a finder's fee
     to Robert Kinloch, a
     director and officer of
     the Company at a price
     of $0.05 per share        $ 100,000      $  80,750 $  5,000  $ 14,250
b)   5,000,000 common shares
     subscribed by James Oste,
     a director and officer of
     the Company at a cash
     price of $0.01 per share
     for a total of $50,000
     giving rise to compensation
     at $0.04 per share,
     or $200,000                200,000         161,500   10,000    28,500
c)   250,000 common shares
     issued for consulting
     services to David Glass
     at a price of $0.50 per
     share                       2,500            2,251       -        249
d)   3,000,000 common shares
     exercised on stock
     options                   117,000          117,000       -         -
                             ---------        --------- --------  --------
                             $ 419,500        $ 361,501 $ 15,000  $ 42,999
                             =========        ========= ========  ========

                     PACIFIC CART SERVICES LTD
                       (A NEVADA CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                   Notes to Financial Statements
                         September 30, 1999
                          (In U.S. Dollars)
Note 9    PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at September 30, 1999 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.

Note 10   LETTER OF INTENT

Purchase of assets of Mr. Tube Steak Canada Inc.

By letter of intent dated August 25, 1999 Pacific Cart Services Ltd. ("Pacific") agreed with Mr. Tube Steak Canada Inc. ("Mr. Tube Steak") to acquire the assets and undertaking of Mr. Tube Steak including goodwill, equipment, trademarks, tradenames, intellectual property, and inventory (hereinafter collectively referred to as "the assets").
Terms and conditions of the purchase are as follows:

a)   Purchase price
     Pacific will acquire all of the assets of Mr. Tube Steak for the aggregate purchase price of $1,000,000 CDN (exclusive of GST), to be payable by the issuance from treasury of common shares of Pacific that have an equivalent aggregate market value of $1,000,000 CDN, subject to approval of applicable securities regulatory authorities and shareholder and corporate approval as may be required.

b)   Market value of shares
     The market value and the number of shares to be issued will be determined by utilizing the closing price of the common shares of Pacific as traded on the NASDAQ Over the Counter Bulletin Board on the most recent trading date preceding the closing date, or, if the common shares did not trade on that date, then the most recent preceding date on which the common shares traded shall be utilized.

c)   Closing date
     Pacific and Mr. Tube Steak have agreed that the closing date shall be thirty days after the special meeting of shareholders of Mr. Tube Steak to be held on December 6, 1999, or at a subsequent date to be mutually agreed.

d)   Conditions precedent
     The obligation of Pacific to proceed with and complete the purchase is subject to the following conditions precedent:

                     PACIFIC CART SERVICES LTD
                       (A NEVADA CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                   Notes to Financial Statements
                         September 30, 1999
                         (In U.S. Dollars)

Note 10   LETTER OF INTENT

     i) receipt of all required approvals including any corporate, regulatory or other such approvals that are required pursuant to applicable securities laws:
     ii) receipt of the approval of the shareholders of Mr. Tube Steak, directors of Mr. Tube Steak and the directors of Pacific;
          1)   completion and execution of the formal Purchase
               Agreement.

e)   Representations and Warranties
     Mr. Tube Steak shall represent and warrant as of the Closing Date, that the Assets are beneficially owned by Mr. Tube Steak, with good and marketable title thereto, free and clear of all liens, security interests, charges, encumbrances, and any rights in favor of third parties whatsoever, and that no person or other entity has any right or option or any right or privilege capable of becoming an agreement or option for the purchase of the assets.

f)   Termination
     This letter of intent may be terminated by Pacific on notice to Mr. Tube Steak and the shareholders at any time prior to the Closing Date, if Pacific is not satisfied in its sole discretion, with the Conditions Precedent forming part of the letter of intent. The parties agree that any agreements entered into between them in order to give effect of the transactions can be terminated by one party without cause and without giving prior notice in the event that the other party breaches the terms of any of such of agreements. The parties agree that any agreements entered into between them in order to give effect to the transactions can be terminated at any time by mutual agreement of the parties.

g)   Fees and expenses
     Pacific shall pay to Mr. Tube Steak, upon the execution of the letter of intent, the administration fee in the amount of Five Thousand ($5,000) US (which has been paid). Apart from such administration fees, the parties shall bear their own costs in connection with the transactions contemplated in the letter of intent including, without limitation, legal, accounting and other professional fees.

Managements Discussion and Analysis of Financial Condition and Results of Operation

     This Quarterly Report on Form 10-QSB contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act if 1934) regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," estimates" and similar expressions or variations of such words are intended to identify forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new services, technology enhancements, purchase of equipment, credit arrangements, possible changes in legislation and other statements regarding matters that are not historical are forward looking statements.

     On September 1, the Company announced its intention to purchase the assets of Mr. Tube Steak Canada Inc. (MTS). Mr. Tube Steak is the purveyor of Canada's premier hot dog program. The Company intends to expand the concept into the United States and eventually internationally. The assets of MTS will be held by the Company in a wholly owned subsidiary corporation. The wholly owned subsidiary will become our food service division and the company expects to expand this business through growth and acquisition over the next few quarters.

     The Company has identified five areas of expansion and is working to establish an investment presence in each of those areas. Any acquisitions will share the common characteristics of experienced, competent management and the opportunity for rapid growth with the application of capital.

     The Company is in discussion with several groups to obtain equity and debt financing. The company has inadequate cash to maintain operations during the next twelve months. In order to meet its cash requirements the Company will have to raise additional securities and there is no assurance that it will be able to raise additional capital through the sale of securities in the future. In the event that the Company is unable to raise additional capital, it may have to suspend or cease operations.


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

     Dated this 19th day of November, 1999.


                           PACIFIC CART SERVICES LTD.



                           BY: /s/ Robert J. Kinloch
                               Robert J. Kinlock, Vice President,
                               Chief Operating Officer and member
                               of the Board of Directors