Form 10KSB
period 1999-12-31
PACIFIC CART SERVICES LTD
filed 2000-04-07
CIK 1074929

                            FORM 10-KSB

                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.   20549

[  x  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended - December 31, 1999
          OR
[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from

                  Commission file number 000-25515

                    PACIFIC CART SERVICES LTD.
       (Exact name of registrant as specified in its charter)

Nevada                                  88-0410480
State or other jurisdiction of          (IRS Employer
incorporation or organization           Identification No.)

                       2501 Lansdowne Avenue
                      Saskatoon, Saskatchewan
                          Canada   S7J 1H3
   (Address of principal executive offices, including zip code.)

                           (306) 343-5799
        (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
     None

Securities registered pursuant to Section 12(g) of the Act:
     Common Stock

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     YES [  X  ]   NO [    ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.   [    ]


State Issuer's revenues for its most recent fiscal year.
     December 31, 1999 - $-0-.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. December 31, 1999 - $1,397,125. There are approximately 2,798,250 shares of common voting stock of the Registrant held by non-affiliates. Based upon the average bid/ask price on April 6, 2000, the aggregate market value of the shares of Common Stock held by non-affiliates is $825,484.

Issuers involved in Bankruptcy Proceedings during the past Five Years. Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
     March 30, 2000 - 13,058,250 shares of Common Stock.

Documents Incorporated by Reference

1. Form 10-SB Registration Statement and all amendments thereto, which was filed with the Securities and Exchange Commission on March 8, 1999 and all exhibits thereto.

2. All reports filed with the Securities and Exchange Commission subsequent to March 8, 1999.

3. Form S-8 Registration Statement and all amendment thereto, which was filed with the Securities and Exchange Commission on March 9, 2000 and all exhibits thereto.


     Transitional Small Business Issuer Format
                         YES [  x  ]   NO [     ]

                               PART I

ITEM 1.   BUSINESS.

THE BUSINESS

     PACIFIC CART SERVICES LTD.. (the "Company"), was incorporated under the laws of the State of Nevada on August 27, 1998 to market mobile vending cart and certain other equipment relating to hot dog
vending under the brand name Mr. Tube Steak.   The mobile vending cart
is available in several styles including a counter top model and an easy tow trailer cart.

     The Company is a development stage corporation that has not yet commenced operations.

Mr. Tube Steak Canada, Inc.

     In January 1999, the Company signed a five year exclusive distribution agreement with Mr. Tube Steak Canada, Inc. ("MTS") to market its mobile vending cart in the states of Washington and California. Originally, the agreement covered the United States of America, however, on March 1, 1999, by amendment, the parties reduced the territory to the States of California and Washington.

     Under the terms of the agreement with MTS, the Company has an exclusive five (5) year right to distribute carts and products manufactured by MTS in California and Washington. The Company will acquire the carts and products from MTS for a fixed price as set forth in the agreement. The Company then has the right to determine the price that the carts and products will be sold in California and Washington. The Company will be responsible for all costs associated with the sale and marketing of the carts and products including, but not limited to advertising, marketing, pricing and distribution of the carts and products.

     MTS will invoice the Company for the purchase price of carts and products purchased by the Company. Invoices are due and payable within 60 days from the date of invoice and carts and products will be shipped by MTS within 60 days of submission of the purchase order by the Company.

     Prices to be charged by MTS will remain fixed for one year, but are subject to adjustment based upon: 1) fluctuation of the value of the Canadian dollar compared to the U.S. dollar; 2) changes in governmental regulations; and, 3) industry shortages. Invoices are due and payable in Canadian dollars.

     The agreement also provides that the parties may modify the agreement and grant the Company manufacturing rights. The foregoing is subject to mutual agreement of the parties and at the present time no discussions have been held between the Company and MTS regarding said manufacturing rights.

     The agreement is subject to automatic renewal for successive two
(2) year periods, unless the Company notifies MTS 180 days prior to the end of the term that it elects not to renew the agreement.

     In the event of a default by either party, the non-defaulting party may terminate the agreement provided that the non-breaching party notifies the defaulting party of the breach and the breach is not cured within 90 days. The agreement also provides for liquidated damages payable to the Company in the event of a breach by MTS.

     The agreement also provides for, upon mutual consent of the parties, the addition of countries, other than the United States of America, to the exclusive territory of California and Washington.

     On the 31st day of August, 1999, the Company signed a Letter of Intent with Mr. Tube Steak Canada Inc. for the purchase of its assets, equipment, trademarks, tradenames, intellectual property and inventory.

United Keno Hill Mines Ltd.

     On the 18th day of November, 1999, the Company loaned $5,500.00 to United Keno Hill Mines Ltd. (UKH) of Toronto, Canada. The Company may expand its dealing with UKH in the future however as of December 31, 1999, no formal arrangements exist with the Company and no formal documentation exists for the loan.

Mobile Vending Carts and Products.

     The Countercart Vending Cart is a counter model designed to be a self contained hot dog service center. The Countercart includes an umbrella, a menu board, condiment service stand and a cart shaped hot dog and bun server, as well as, other necessities of food service including knives, tongs, operations manual.

     The Easy Tow Trailer Cart is a trailer model designed to be towed to the location of use. The Easy Tow Cart is waterproofed and has a sink, fresh water tank, pump, hot and cold running water, and a ice box, as well as an umbrella, propane tanks, condiment service stand, barbeque and hot plate, thermos cooler.

     The Mobile Vending Carts are designed to be completely self-sufficient. The Countercart will be marketed to convenience stores, sports complexes, and other counter available locations. The Easy Tow Cart will be marketed to individual entrepreneurs and businesses interested in hot dog sales.

     The Company may also distribute a full range of Mr. Tube Steak products including meats, buns and condiments. The Company will purchase these products from MTS. MTS purchases these products from Fletcher Fine Foods ("Fletcher"). Fletcher manufactures and packages meats, buns and condiments for MTS under the Mr. Tube Steak brand. Fletcher has offices in Vancouver, Seattle and Los Angeles. The Company will provide these products to the purchasers of its Mobile Vending Carts and other retail venues.

Distribution.

     The Company's operations will consists of selling Mobile Vending Carts, meats and related products to retailers. The Company does not manufacture any of the products. The Mobile Vending Carts are manufactured by MTS and the hot dogs and related products are manufactured by Fletcher. Management believes that if MTS is unable to provide Mobile Vending Carts or products to the Company, the Company may be unable to replace its supply of Mobile Vending Carts, meats and related products. MTS manufactures the Mobile Vending Carts and operates primarily as an assembly plant. Outside manufacturers in the area produce most of the components that make up the carts.

Marketing.

     The Exclusive Distribution Agreement gives the Company the right to sell to individuals and businesses within the states of California and Washington. The Exclusive Distribution Agreement will begin by establishing a central commissary or distribution center. Central commissary or distribution centers will be added on an as needed basis. These commissaries distribute the MTS's products and all other supplies necessary for the operation of the carts. Individuals and businesses are required to utilize only the MTS's approved products and supplies on the carts.

     The Company intends to enforce this right through a contractual provision in the Company's contract with an injunctive provision set forth therein which may be enforced in any court of competent jurisdiction.

Trademarks and Patents.

     MTS owns certain rights, names, recipes and trademarks, which the Company shall have the right to use for the duration of the Exclusive Distribution Agreement. The Company will acknowledge all MTS trademarks and copyrights on promotional materials and product literature.

Competition

     The Company in involved in highly competitive business. There are several other entities which manufacture and distribute vending carts, many of which are much larger companies possessing substantially greater financial resources and facilities than the Company.

Company's Office

     The Company's headquarters are located 2501 Lansdowne Avenue, Saskatoon, Saskatchewan, Canada S7J 1H3 and the telephone number is
(306) 343-5799. The Company uses 100 square feet of space at the home of Robert Kinloch, the Company's Secretary. There is no monthly.

Employees

     The Company is a development stage company and currently has no employees other than its Officers and Directors. The Company intends to hire additional employees as needed.

RISK FACTORS

     1. Start-up Company with No History of Earnings. The Company has no current operating history and is subject to all of the risks inherent in a developing business enterprise including lack of cash flow and product acceptance. Further, the Company is subject to additional risk factors relating to the food service industry such as unpredictable and changing public taste, spending, and eating habits. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business in general and those specific to the food service industry and the competitive and regulatory environment in which the Company will operate.

     2. Development and Market Acceptance of Products. The Company's success and growth will depend upon the Company's ability to market its existing products. The Company's success will depend in part upon the market's acceptance of, and the Company's ability to deliver and support its products. See "Business - Products."

     3. Dependence on Suppliers; No Manufacturing Facilities or Personnel. The Company is dependent upon an outside supplier for all of its Mobile Vending Carts, hot dogs and hot dog related supplies. While the Company has not encountered difficulty in obtaining Mobile Vending Carts, hot dogs or hot dog related supplies during the development phase, there can be no assurance its current sources will be able to meet all of the Company's future demands on a timely basis. The unavailability of Mobile Vending Carts, hot dogs or hot dog related supplies will result in the Company ceasing operations.

     4. Liquidity; Need for Additional Financing. The Company believes that it has the cash it needs for at least the next twelve months based upon its internally prepared budget. The Company's cash requirements, however, are not easily predictable and there is a possibility that its budget estimates will prove to be inaccurate. If the Company is unable to generate a positive cash flow before its cash is depleted, it will be required to curtail operations substantially, seek additional capital. There is no assurance that the Company will be able to obtain additional capital if required, or if capital is available, to obtain it on terms favorable to the Company. The Company may suffer from a lack of liquidity in the future which could impair its short-term marketing and sales efforts and adversely affect its results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     5. Competition. Most of the Company's competitors have substantially greater financial, technical and marketing resources than the Company. In addition, the Company's products compete indirectly with numerous other products. As the market for the Company's products expand, the Company expects that additional competition will emerge and that existing competitors may commit more resources to those markets. See "Business - Competition."

     6. Local Governmental Regulation. The Mobile Vending Carts to be sold by the Company's will be subject to state and local licensing regulations applicable to food service establishments (health and sanitation codes, occupational safety codes and the like) and zoning restrictions. Although the Company's Mobile Vending Carts comply with all local restrictions and requirements in Canada, there can be no assurance that the same Mobile Vending Carts at any specific site will be able to comply with all such local regulations or that compliance, where possible, will not involve additional expenditures.

     7. Reliance Upon Directors and Officers. The Company is wholly dependent, at the present, upon the personal efforts and abilities of its Officer and Directors, James Oste, a member of the Board of Directors; David Glass, Treasurer and member of the Board of Directors; and, Rob Kinloch, President and member of the Board of Directors, who exercise control over the day to day affairs of the Company. See "Business" and "Management."

     8. Issuance of Additional Shares. As of December 31, 1999, 86,941,750 shares of Common Stock or 86.95% of the 100,000,000 authorized shares of Common Stock of the Company are unissued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments, contracts or intentions to issue any additional shares to other persons, other than in the exercise of options and warrants, the Company may in the future attempt to issue shares to acquire products, equipment or properties, or for other corporate purposes. Any additional issuance by the Company, from its authorized but unissued shares, would have the effect of diluting the interest of existing shareholders. See "Description of Securities."

     9. Indemnification of Officers and Directors for Securities Liabilities. The Company's Articles of Incorporation provide that the Company will indemnify any Director, Officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in The Company Act of the State of Nevada. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

     10. Cumulative Voting, Preemptive Rights and Control. There are no preemptive rights in connection with the Company's Common Stock. Shareholders may be further diluted in their percentage ownership of the Company in the event additional shares are issued by the Company in the future. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors. See "Description of Securities."

     11. No Dividends Anticipated. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. See "Dividend Policy."


ITEM 2.   DESCRIPTION OF PROPERTIES.

     The Company doe not own any real property. The Company owns five easy-two trailer carts and has cash in its bank account.


ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

     Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company has not submitted any matters to the Security Holders of the Company for a vote during the year ended December 31, 1999.


                              PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDERS MATTERS.

(a)  Market Information.


     The Registrant's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities
Dealers, Inc. under the symbol PFCS. The table shows the high and low bid of Registrant's Common Stock since June 23, 1999 when the
Registrant's securities began trading.

          Quarter Ended                  BID
     1999                          High      Low
          Fourth Quarter           1.75      0.50
          Third Quarter            1.75      0.62
          Second Quarter            -0-       -0-
          First Quarter             -0-       -0-

(b)  Holders.

     As of December 31, 1999, there were approximately 43 holders of the Registrant's Common Stock. This number does not include those beneficial owners whose securities are held in street name.

(c)  Dividends.

     The Registrant has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Registrant intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

     During the first half of year ended December 31, 1999, management divided their time between planning for development of the newly acquired territories and meeting the requirements of the new regulatory environment that began January 5, 1999.

     During the Third Quarter the Company entered into discussions with Mr. Tube Steak Canada Inc. for the purchase of their assets, trademarks and operating systems. These discussions concluded with a Letter of Intent between the two parties, signed on August 31, 1999.

     Due to the shareholder approval requirements of Mr. Tube Steak Canada Inc., which concluded with their Annual General Meeting on December 15, 1999, the transaction could not be completed in the fiscal year ended 1999.

     In 1998, the Company had no active business activity. For this reason management believes any comparison with the period December 31 is not meaningful.

No Revenues from Operations were earned in fiscal 1999,

     Total expenses incurred by the Company for the twelve months ended December 31, 1999 were $219,684. Administrative Expenses make up 100% of Total Expenses. These include $46,500 in salaries for the Company's management, $24,875 in legal expenses, and $30,415 in travel. The balance of the administrative expenses consists of Consulting Services, Amortization of Deferred Compensation and other general corporate and office expenses.

     During 1999, the Company purchased a small amount of equipment for $25,662 in anticipation of beginning operations. Depreciation on this equipment during the year was $4,560.

     The net loss for the Company for the twelve months ended December 31, 1999 was $219,684 compared with a loss of $46,783 in fiscal 1998. The entire loss was due to Administrative Charges.

     The Company's Per Share Loss for the year on both a basic and diluted basis was $0.02 per share. While, management anticipates revenue generation in the foreseeable future until our acquisition is closed the Company will continue to operate at a loss due to ongoing administration.

LIQUIDITY AND CAPITAL RESOURCES

     During the twelve months ended December 31, 1999, we raised an aggregate of $77,251 from the issuance of common stock pursuant to two private placements. In addition, the Company realized $3,000 from the exercise of options granted under the Company's option plan. As at December 31, 1999, the Company had a note payable to the then President, James Oste for $33,552. The note is non-interest bearing and due March 15, 2001. In addition, the Company had a note payable bearing 9% interest to Mallard Constructions Ltd. for 26,998 and due in the first quarter of 2000. As of December 31, 1999, the Company has a cash position of $44,014.

     The Company utilized $155,232 in its operating activities per the cash flow statement.

     Other than cash and cash equivalents, the Company has no other sources of liquidity and does not anticipate revenue generation from its acquisition until closing sometime in 2000. The Company continues to search for a suitable equity investor to fund long-term growth. The Company cannot be certain that it will be successful in this search. Failure to raise additional capital going forward could have a deleterious effect on our ability to continue as a going concern. The corporation may rely on short-term debt until the Company can begin to generate revenue. It is not certain that the Company will find this debt on terms acceptable to the Company.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


     The financial statements begin on the following page.

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
Vancouver, BC   V7Y 1C6



                    INDEPENDENT AUDITORS' REPORT

To the Directors of
Pacific Cart Services Ltd. (A Nevada Corporation)
 (A Development Stage Company)

We have audited the accompanying Balance Sheet of Pacific Cart Services Ltd (A Development Stage Company) as at December 31, 1999 and December 31, 1998, and the related Statements of Income, Retained Earnings (Deficit), Cash Flows and Shareholders' Equity for the year ended December 31, 1999 and the comparative figures from date of inception on August 27, 1998 to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Cart Services Ltd. (A Development Stage Company) as of December 31, 1998 and December 31, 1999 and the results of its operations and Cash Flows for the period from August 27, 1998 to December 31, 1998 and for the year ended December 31, 1999 in conformity with United States generally accepted accounting principles (GAAP).





Vancouver, British Columbia, Canada     /s/ Moen and Company
March 27, 2000                          Chartered Accountants

       12               PACIFIC CART SERVICES LTD.
                      (A Nevada Corporation)
                  (A Development Stage Company)
                           Balance Sheet
                         December 31, 1999
          (With Comparative Figures at December 31, 1998)
                         (In U.S. Dollars)
                               ASSETS

                                        1999           1998
Current Assets
 Cash                                   $   44,014     $  105,553
 Advances for expenses                       6,838             -
                                        ----------     ----------
                                            50,852        105,553
                                        ----------     ----------
Fixed Assets
 Equipment at cost                          25,662             -
 Less: Accumulated depreciation              5,560             -
                                        ----------     ----------
                                            20,102             -
                                        ----------     ----------
                                            70,954        105,553
                                        ==========     ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Accounts payable                       $      148     $      750
Note payable to shareholder, James
 Oste, unsecured, non-interest bearing
 and not subject to demand before
 March 15, 2001                             33,552         20,000
 Note payable - Mallard Construction
  Ltd., payable on demand                   26,998             -
 Due to related parties (note 4(d))             -           2,436
                                        ----------     ----------
                                            60,698         23,186
                                        ----------     ----------
Shareholders' Equity
 Capital Stock (note 3)
 Authorized:
 100,000,000 common shares at $0,001
  par value
 Issued and fully paid:
  13,058,250 common shares at par
   value (1998, 8,283,000)                  14,296          8,283
 Additional paid-in capital                609,605        405,867
 Deferred compensation (note 7)           (347,168)      (285,000)
                                        ----------     ----------
                                           276,733        129,150
 Deficit, accumulated during
  the development stage                   (266,467)        46,783
                                        ----------     ----------
                                            10,266        175,933
                                        ----------     ----------
                                        $   70,964     $  199,119
                                        ==========     ==========

Approved on Behalf of the Board

/s/ James Oste, Director                /s/ David Glass, Director
/s/ Robert J. Kinloch, Director
      See Accompanying Notes and Independent Auditors' Report

                     PACIFIC CART SERVICES LTD.
                      (A Nevada Corporation)
                   (A Development Stage Company)
                        Statement of Income
                For the year ended December 31, 1999
 (With Comparative Figures from the date of Inception on August 27,
                    1998 to December 31, 1998)
                         (In U.S. Dollars)

Administration Expenses                 1999           1998
 Accounting                             $    3,350     $   2,050
 Acquisition administration fees             5,000            -
 Amortization of deferred
  compensation (note 7)                     57,332        15,000
 Consulting services                        28,490            -
 Depreciation                                4,560            -
 Investor relations                         10,000            -
 Legal expenses                             24,875        20,152
 Office expenses                             5,826           733
 Management fees                            46,500            -
 Merchandise design                          1,650            -
 Transfer agent fees                         1,696         1,000
 Travel expenses                            30,415         7,848
                                        ----------     ---------
Total administration expenses              219,684        46,783
                                        ----------     ---------
Net Loss for the Year                   $ (219,684)    $ (46,783)
                                        ==========     =========
Net Loss Per Common Share
 Basic                                  $    (0.02)    $   (0,01)
 Diluted                                $    (0.02)    $   (0.01)

Average Number of Common Shares
 Outstanding
 Basic                                  11,388,433     5,092,851
 Diluted                                11,388,433     5,092,851



















      See Accompanying Notes and Independent Auditors' Report

                     PACIFIC CART SERVICES LTD.
                       (A Nevada Corporation)
                   (A Development Stage Company)
              Statement of Retained Earnings (Deficit)
                For the year ended December 31, 1999
 (With Comparative Figures from the Date of Inception on August 27,
                     1998 to December 31, 1999)
                         (In U.S. Dollars)

                                        1999           1998
Balance, beginning of year              $  (46,783)    $       -
Net loss for the year                     (219,684)       (46,783)
                                        ----------     ----------
Retained earnings (Deficit),
 end of year                            $ (266,467)    $  (46,783)
                                        ==========     ==========







































      See Accompanying Notes and Independent Auditors' Report

                    PACIFIC CART SERVICES LTD.
                      (A Nevada Corporation)
                   (A Development Stage Company)
    Statement of Cash Flows For the year ended December 31, 1999
 (With Comparative Figures from the Date of Inception on August 27,
                     1998 to December 31, 1998)
                         (In U.S. Dollars)

Cash Provided by (Used for)             1999           1998
Operating Activities
 Net loss for the year                  $ (219,684)    $ (46,783)
 Shares issued for consulting services      10,000            -
 Changes in non-cash working capital items
 Advances for expenses                      (6,838)           -
 Accounts payable                             (602)          750
 Depreciation                                4,560            -
 Deferred compensation expense              57,332        15,000
                                        ----------     ---------
                                          (155,232)      (31,033)
                                        ----------     ---------
Investing Activities                       (24,662)           -
                                        ----------     ---------
Financing Activities
 Capital stock subscribed for cash          80,251       114,150
 Notes payable                              40,540        20,000
 Due to related parties                     (2,436)        2,436
                                        ----------     ---------
                                           118,355       136,586
                                        ----------     ---------
Increase (Decrease) in Cash During
 the Period                                (61,539)      105,553
Cash, Beginning of the Year                105,553            -
                                        ----------     ---------
Cash, End of the Year                   $   44,014     $ 105,553
                                        ==========     =========




















      See Accompanying Notes and Independent Auditors' Report

                     PACIFIC CART SERVICES LTD.
                       (A Nevada Corporation)
                   (A Development Stage Company)
                 Statement of Shareholders' Equity
     For the Period  From Date of Inception on August 27, 1998
                       to December 31, 1999
                         (in U.S. Dollars)

                              Price     Number of           Additional
                              Per       Common    par       Paid-in
                              Share     Shares    Value     Capital
10/05/98  Shares subscribed by
          Director for cash
          (Note 7(b))         $ 0.05    5,000,000 $ 5,000   $ 245,000
10/05/98  Shares subscribed by
          Director for finders'
          fee (note 7(a))     $ 0.05    2,000,000   2,000      98,000
12/07/98  Share subscribed by
          private placement for
          cash                $ 0.05    1,283,000   1,283      62,867
Defer compensation
Deferred compensation
 amortization
Net loss for the period
                                        --------- -------   ---------
Balance at 12/31/98                     8,283,000   8,283     405,867

02/02/99  Shares subscribed by
          Director for consulting
          services            $ 0.05      250,000     250      12,250
02/03/99  Shares subscribed by
          private placement for
          cash                $ 0.04    1,500,000   1,500      58,500
06/15/99  Shares subscribed by
          stock option exercised -
          shares to be issued $ 0.04    3,000,000   3,000     117,000
Deferred compensation
12/03/99  Shares subscribed by
          private placement for
          cash                $ 0.65       25,250   1,263      15,988
Deferred compensation
 amortization
Net loss for year ended
 December 31, 1999
                                        --------- --------  ---------
Balance, December 31, 1999              13,058,250  14,296    609,605
                                        ========= ========  =========











      See Accompanying Notes and Independent Auditors' Report

                                F-6a

                     PACIFIC CART SERVICES LTD.
                       (A Nevada Corporation)
                   (A Development Stage Company)
                 Statement of Shareholders' Equity
     For the Period  From Date of Inception on August 27, 1998
                       to December 31, 1999
                         (in U.S. Dollars)

                                        Total     Retained  Total
                         Deferred       Capital   Earnings  Shareholders'
                         Compensation   Stock     (Deficit) Equity
10/05/98  Shares subscribed by
          Director for cash
          (note 7(b))                   $ 250,000           $ 250,000
10/05/98  Shares subscribed by
          Director for finders'
          fee (note 7(a))                 100,000             100,000
12/07/99  Share subscribed by
          private placement
          for cash                         64,150              64,150
Deferred compensation    (300,000)       (300,000)           (300,000)
Deferred compensation
 amortization              15,000          15,000              15,000
Net loss for the period                            (46,783)   (46,783)
                         --------       --------- --------  ---------
Balance, 12/31/98        (285,000)        129,150  (46,783)    82,367

02/02/99  Shares subscribed
          by Director for
          consulting services              12,250              12,500
02/03/99  Shares subscribed
          by private placement
          for cash                         60,000              60,000
06/15/99  Shares subscribed
          by stock option
          exercised - shares
          to be issued   (117,000)          3,000               3,000
Deferred compensation      (2,500)         (2,500)             (2,500)
12/03/99  Shares subscribed
          by private placement
          for cash                         17,251              17,251
Deferred compensation
 amortization              57,332          57,332              57,332
Net loss for year ended
 December 31, 1999                                (219,684)  (219,684)
                         --------       --------- --------  ---------
Balance, 12/31/99        (347,168)        276,713 (266,467)    10,266
                         ========       ========= ========  =========







      See Accompanying Notes and Independent Auditors' Report

                                F-6b

                    PACIFIC CART SERVICES LTD.
                       (A Nevada Corporation)
                   (A Development Stage Company)
          Notes to Financial Statements December 31, 1999
                         (in U.S. Dollars)



Note 1. BUSINESS OPERATIONS

a) The Company date of incorporation and inception was on August 27, 1998 under the Company Act of the State of Nevada, U.S.A. to pursue opportunities in the business of franchising fast food distributor systems.

b) The Company is considered to be a development stage enterprise as its principal operations have not yet commenced and have not yet produced revenue. The deficit to December 31, 1999 has been accumulated in the development stage.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)   Administration Costs
     Administration costs are written off to operations when incurred.

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

c)   Basis of Presentation
     These financial statements are prepared in accordance with United States Generally Accepted Accounting Principles (GAAP).

d)   Net Loss Per Share
     Net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding (including shares subscribed but unissued) during the period.

e)   Fixed Assets/Depreciation
     The company depreciates its equipment at 25% per annum on a straight-line basis.

Note 3.   RELATED PARTY TRANSACTIONS:

a)   Management fees
     Management fees of $46,500 have been incurred by the Company in 1999 (1998 - Nil).


      See Accompanying Notes and Independent Auditors' Report

                    PACIFIC CART SERVICES LTD.
                      (A Nevada Corporation)
                   (A Development Stage Company)
                   Notes to Financial Statements
                         December 31, 1999
                         (in U.S. Dollars)

b)   Expenses paid by directors
     Expenses incurred by directors on behalf of the Company comprised of office expenses of $721 and travel and related costs or $12,639, for total costs of $13,360.

c)   Agreement with Mister Tube Steak Canada Inc.
     James Oste is President, Director and a shareholder of Mister Tube Steak Canada Inc.

d)   Note payable to shareholder, James Oste
     The note payable of $33,552 is payable to James Oste and has a due date of March 15, 2001.

Note 4.  INCOME TAXES

The Company has losses that total $266,467 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at December 31, 1999 as it is reduced by a valuation allowance.

Note 5.  AGREEMENT WITH MISTER TUBE STEAK CANADA INC.

By agreement dated January 10, 1999 and signed on January 26, 1999, between Mister Tube Steak Canada Inc. ("MTS") and Pacific Cart Services Ltd. ("PCS"), MTS appointed PCS as its exclusive distributor for its products in California and Washington State.

The effective date of the agreement is February 1, 1999 for an initial period of five years for the United States, and with respect to all other countries five years from February 1, 1999 or such date as may be agreed to by the parties with respect to any additional country.

Products purchased by PCS from MTS represented by equipment and food and dry goods arc payable on a sixty day basis.

MTS will provide product liability insurance in the amount of $2,000,000 CDN.

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


      See Accompanying Notes and Independent Auditors' Report

                    PACIFIC CART SERVICES LTD.
                      (A Nevada Corporation)
                   (A Development Stage Company)
                   Notes to Financial Statements
                         December 31, 1999
                         (in U.S. Dollars)


If MTS intends to sell all or any part of its business PCS shall have a first right of refusal. The agreement is not assignable as security or otherwise by either party without the prior consent of the other.

James Oste is President, Director and shareholder of Mister Tube Steak
Canada Inc.

Note 6.   EMPLOYMENT AGREEMENT

Employment agreements dated March 15, 1999 were entered into by the Company for a five year period from January 1, 1999 to December 31, 2003, as follows:

i) James Oste to be employed as President, Chief Executive Officer and Director of the Company, commencing at $24,000 per year,
ii) Robert Kinloch, to be employed as Executive Vice-President, Chief Operating Officer, and Director of the Company commencing at $22,000 per year.
iii) for both of the above agreements, subsequent year compensation is to be negotiated prior to commencement of a new year. Additional compensation is as follows:

     - reimbursement of all out-of-pocket expenses payable or incurred by the employee in connection with his duties under the agreement
     - all reasonable travelling expenses incurred by the employee in the course of his duties
     -    six weeks paid vacation
     -    club membership not to exceed $1,000
     - stock option package to be negotiated during the first year of employment

Note 7.  COMPENSATION/DEFERRED COMPENSATION

Shares have been issued that give rise to compensation expense. This compensation is amortized over a five year period, with three months thereof expensed as of December 31, 1998. Details of compensation expense and deferred compensation are as follows:









      See Accompanying Notes and Independent Auditors' Report

                    PACIFIC CART SERVICES LTD.
                      (A Nevada Corporation)
                   (A Development Stage Company)
                   Notes to Financial Statements
                         December 31, 1999
                          (in U.S. Dollars)

                                                       Compensation
                                             Deferred  Expense
                              Total          Portion   Year Ended Dec 31
                              Compensation   12/31/99  1998      1999
a)   2,000,000 common shares
     issued as a finder's fee
     to Robert Kinloch, a
     director and officer of
     the Company at a price
     of $0.05 per share       $ 100,000      $  76,000 $  5,000  $ 19,000
b)   5,000,000 common shares
     subscribed by James Oste,
     a director and officer of
     the Company at a cash
     price of $0.01 per share
     for a total of $50,000
     giving rise to compensation
     at $0.04 per share, or
     $200,000                   200,000        152,000   10,000    38,000
c)   250,000 common shares issued
     for consulting services to
     David Glass at a price of
     $0.05 per share              2,500          2,168       -        332
d)   3,000,000 common shares
     exercised on stock options 117,000        117,000       -         -
                              ---------      --------- --------  --------
                              $ 419,500      $ 347,168 $ 15,000  $ 57,332
                              =========      ========= ========  ========

Note 8 PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at December 31, 1998 for pension, postemployment benefits or postretirement benefits, The
Company does not have a pension plan.

Note 9 FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, advances for expenses, accounts payable and notes payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.






     See Accompanying Notes and Independent's Auditors' Report.

                    PACIFIC CART SERVICES LTD.
                      (A Nevada Corporation)
                   (A Development Stage Company)
                   Notes to Financial Statements
                         December 31, 1999
                          (in U.S. Dollars)

Note 10.  SUBSEQUENT EVENTS

a) Pursuant to a letter of intent and to the AGM of Mr. Tube Steak Canada Inc. (MTS) the company has drawn up a formal agreement of Purchase and Sale between it's wholly owned subsidiary Gretna Capital Corporation and MTS. In January the corporation issued 798,000 shares to be held in trust by Bryan and Co. pending closing of this transaction.

b) On March 6, 2000, the company signed three promissory notes with three individuals for loans to the company totaling $42,000 US for 90 days with interest at 9% payable upon repayment of the notes.

c) In February 2000, the company entered into a formal agreement with United Keno Hill Mines Ltd, (UKH) to provide that company with $150,000 CDN, over a six-week period ending March 30, 2000, The agreement provides for conversion of the loan to UKH stock at $0.09 per share; Secondly, that PCS would provide an additional loan for a further $4,000,000 CDN convertible into 46,000,000 shares of UKH treasury stock representing 50% of the outstanding stock of that company.

d) On March 5, 2000, Robert Kinloch replaced James Oste as President and Chief Executive Officer of PCS. Pursuant to this appointment, Mr. Kinloch was granted a stock option to purchase 2,000,000 common shares of the company's stock @ 0,50 per share.

e) The company entered into a consulting agreement with Alan Berkun of New York City for the provision of services relating to Mergers and Acquisitions. Pursuant to this agreement, the company issued 1,220,000 treasury shares. The company filed form S-8 for the stock and issued a letter of authorization to its transfer agent to issue the shares.

Note 11.  CAPITAL STOCK

A stock option was exercised an June 15, 1999 for 3,000,000 common shares at $0.04 per share for proceeds of $120,000. Issuance of these shares has been authorized and they are disclosed as issued and fully paid in these financial statements. The shares, however, are not as yet issued by the transfer agent.








      See Accompanying Notes and Independent Auditors' Report

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Registration Statement.


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers.

     The following table sets forth the names and nature of all positions and offices held by all directors and executive officers of the Company for the calendar year ending December 31, 1999, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

                                        Date of        Date of
                    Position            Election of    Termination
Name                Held                Designation    or Resignation


James Oste          Chairman of the     08/27/99
                    Board of Directors
                    President and CEO   08/27/99       03/05/00

Robert Kinloch      President, Chief    03/05/00
                    Executive Officer and
                    a member of the     08/27/99
                    Board of Directors
                    Vice President      08/27/99       03/05/00
                    and COO

David Glass         Treasurer, Chief    08/27/99
                    Financial Officer
                    and a member of the
                    Board of Directors
                    Secretary           03/05/00


Term of Office

     The terms of office of the current directors continue until the annual meeting of stockholders, which the Bylaws provide shall be held on the third Friday of November of each year; officers are elected at the annual meeting of the board of directors, which immediately follows the annual meeting of stockholders.

James Oste - Chairman of the Board of Directors.

     Since inception, Mr. Oste has been a founder and the Chairman of the Board of Directors. From August 27, 1998 to March 5, 2000, Mr. Oste was the President of the Company. Since September 1997, Mr. Oste has been the President, Chief Executive Officer and member of the Board of Directors of Mr. Tube Steak Canada, Inc. From May 1985 to March 1999, Mr. Oste was a founder, the President and a Director of Karenco

Foods Ltd. Karenco is a franchiser of a soup and sandwich style deli, under the trade name of Deli Stop. From October 1995 to March 1999, Mr. Oste was a Director of Mr. Tube Steak Canada Ltd., a Alberta corporation. From April 1992 to December 1998, Mr. Oste was a Director of Montana Marketing Group, Inc. Montana Marketing is a wholly owned subsidiary of Mr. Tube Steak Canada, Inc. From December 1993 to March 1999, Mr. Oste was a Director of Mr. T.S. Holdings Inc., a Nevada corporation, a wholly owned subsidiary of Mr. Tube Steak of Canada. From August 1990 to November 1998, Mr. Oste was a Director of D.S. Holdings Ltd. From September 1996 to June 1998, Mr. Oste was a Director of Montana Motor Lines Ltd. Mr. Oste attended Red River Community College and graduate from Dun & Bradstreet in 1975 with a degree in Commercial Credit Analysis.

Robert Kinloch - President, Chief Executive Officer and Board Member.

     Since inception, Mr. Kinloch has been a founder and a member of the Board of Directors. On March 5, 2000, Mr. Kinloch resigned as the Vice President and Chief Operations Officer of the Company, and became the President and Chief Executive Officer. From April 1998 to February 1999, Mr. Kinloch has been the head of investor relations for Mr. Tube
Steak Canada, Inc.   From June 1993 to June 1996, Mr. Kinloch was a
commercial charter pilot for Loyal Air. Loyal Air is located in Belleville, Ontario. From June 1987 to September 1990, Mr. Kinloch was a registered commodity futures trader with the Ontario Securities Commission. From June 1987 to September 1990, Mr. Kinloch was an independent floor trader on the Toronto Futures Exchange, Toronto Stock Exchange. From December 1988 to December 1997, Mr. Kinloch was a co-founder and Vice President of Lakebreeze Properties Ltd. Lakebreeze is a property development company. Mr. Kinloch graduated from the University of Saskatchewan in 1992 with a degree in Philosophy.

David Glass - Secretary/Treasurer, Chief Financial Officer and Board
Member.

     Since inception, Mr. Glass has been a founder, the Treasurer, Chief Financial Officer and a member of the Board of Directors. On March 5, 2000, Mr. Glass became the Secretary of the Company. Since February 1985, Mr. Glass has been a partner with the accounting firm of Shell & Glass in Winnipeg, Manitoba, Canada. From May 1977 to March 1999, Mr. Glass worked as an independent management consultant. Mr. Glass graduated from the Accountancy of Manitoba in 1971 with a certificate in accounting and is a licensed accountant in Winnipeg, Manitoba, Canada.

Involvement in Certain Legal Proceedings

     During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company has been the subject matter of any legal proceedings, including bankruptcy, criminal proceedings, or civil proceedings. Further, no legal proceedings are known to be contemplated by governmental authorities against any director, executive officer and person nominated to become a director.

Compliance with Section 16(a) of the Exchange Act.

     The directors, executive officers and ten percent stockholders of the Company did not file any Forms 3, 4 or 5 as required by Section 16 of the Securities Exchange Act of 1934. Said directors, officers and ten percent stockholders intend to file all delinquent reports in the near future.


ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth the aggregate compensation paid by the Company for services rendered during the period indicated:


                       SUMMARY COMPENSATION TABLE

                          Long Term Compensation       Compensation
                Annual  Compensation              Awards        Payouts
(a)       (b)  (c)       (d)  (e)       (f)       (g)         (h)  (I)
Name                          Other     Restricted            LTIP All
and                           Annual    Stock                 Pay- Other
Principal      $        $     Compen    Awards    Options/    Outs Compen
Position  Year Salary   Bonus sation($) $         SAR's(#)    ($)  sation$

James Oste
  Chairman 1999 $24,000  $0   $0        $0        3,500,000   $0   $0
           1998 $   -0-  $0   $0        $0                0   $0   $0
           1997 $   -0-  $0   $0        $0                0   $0   $0

Robert
  Kinloch
President  1999 $22,000  $0   $0        $0        2,500,000   $0   $0
& Director 1998 $ -0-    $0   $0        $0                0   $0   $0
           1997 $ -0-    $0   $0        $0                0   $0   $0

David Glass
Secretary/ 1999 $ -0-    $0   $0        $0                0   $0   $0
Treasurer  1998 $ -0-    $0   $0        $0                0   $0   $0
& Director 1997 $ -0-    $0   $0        $0                0   $0   $0

     The Company anticipates paying the following salaries in 1999, subject to the Company beginning profitable operations and generating sufficient revenues to pay the same:

James Oste          President           2000           $ 24,000
David  Glass        Treasurer           2000           $      0
Robert Kinloch      Secretary           2000           $ 22,000

     There are no stock option, retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors.

Option/SAR Grants in the last Fiscal Year.

                                Percentage
                    Number of   of Options
                    Securities  granted to   Market
                    Underlying  Employees    Exercise of  Price on
                    Options     in the       Base Price   Date of   Expiration
Name                Granted     Fiscal Year  ($/Sh)       Grant     Date
James F. Oste       3,500,000   58.3%        $0.04        $0.05     05/08/00
Robert J. Kinloch   2,500,000   41.7%        $0.04        $0.05     05/08/00
David G. Glass              0     0           -0-          -0-      N/A

Aggregate Options Exercised in the Last Fiscal Year and Fiscal Year-End Option Values

     1,000,000 stock options were exercised by Mr. Kinloch during the 1999 fiscal year.

                                             Number of
                                             securities     Value of
                                             underlying     unexercised
                                             unexercised    in-the-money
                                             Options        Options
               Shares                        12/31/99 (#)   12/31/99 ($)
               acquired on    Value          Exercisable/   Exercisable/
Name           exercise (#)   Realized ($)   unexercisable  unexercisable
James Oste     2,000,000      $80,000        1,500,000/0    $1,125,000/0
Robert
 Kinloch       1,000,000      $40,000        1,500,000/0    $1,125,000/0

Long-Term Incentive Plan Awards.

     The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors.

     Directors do not receive any compensation for serving as members of the Board of Directors. The Board has not implemented a plan to award options to any Directors. There are no contractual arrangements with any member of the Board of Directors.

     The Company has not paid any paid salaries to its officers for since the Company's inception and does not plan to do so until such time as the Company beings operating profitably.
Compensation of Directors.

     The Company's Board of Directors unanimously resolved that members receive no compensation for their services, however, they are reimbursed for travel expenses incurred in serving on the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

Security Ownership of Certain Beneficial Owners

     The following table sets forth the share holdings of those persons who own more than five percent of the Company's Common Stock as of December 31, 1999:

Name and                                Number of                Percent of
address of owner         Shares         Position                 Class

James F. Oste             7,000,000     Chief Executive          53.61%
350 Margaret Ave.                       Officer and a member of
Winnipeg, Manitoba                      the Board of Directors
Canada R2V 1T8

Robert J. Kinloch         3,000,000     President, Chief         22.97%
2501 Lansdowne Ave.                     Operations Officer and a
Saskatoon, Saskatchewan                 member of the Board of
Canada S7J 1H3                          Directors

David G. Glass              260,000     Treasurer, Chief          1.89%
201 Ambassador Row                      Financial Officer and a
Winnipeg, Manitoba                      member of the Board of
Canada   R2U 3L9                        Directors

All officers and         10,260,000                              78.57%
directors as a
group (3 persons)

Changes in Control

     To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Registrant has engaged in no transactions with management or others in which the amount involved exceeds $60,000 other than the following:

     In October 1998, the Company issued 5,000,000 shares of common stock to James F. Oste, the Company's Former President in consideration of the $50,000.

     On August 27, 1998, Mr. Oste lent the Company $20,000 as evidenced by a promissory note dated August 27, 1998. The promissory note does not accrue any interest. Pursuant to the agreement of the parties, demand to pay the promissory note could not be made by Mr. Oste until June 1, 1999. On March 15, 1999, Mr. Oste extended the time period to call the promissory note to March 15, 2000.

     In February 1999, the Company issued 250,000 shares of common stock to David G. Glass, the Company's Treasurer in consideration of the $10,000.

     In October 1998, the Company issued 2,000,000 shares of common stock to Robert J. Kinloch, the Company's President in consideration of services rendered by Mr. Kinloch as a finder in locating investors for the Company's securities.

     On January 10, 1999, the Company entered into an agreement with Mister Tube Steak Canada Inc. ("MTS") wherein the Company was appointed MTS's exclusive distributor in California and Washington. See "ITEM 1. BUSINESS." Mr. Oste is President and a Director of MTS and Mr. Kinloch is head of investor relations for MTS. As a result of Messrs. Oste and Kinloch's positions with the Company and MTS, a potential conflict of interest exists with respect to matters relating to the operation of the Company. Messrs. Oste and Kinloch have agreed, so long as they are officers and directors of the Company and affiliated with MTS, that all opportunities presented to them will be made available to MTS and the Company on an equal basis, but subject to the terms and conditions of the agreement between the Company and MTS. For example, orders for the purchase of the Mobile Vending Carts and Products emanating from California and Washington will belong to the Company. Orders for products emanating from outside California and Washington will belong to MTS since those jurisdictions are not covered by the Agreement. In the event that some business opportunity is presented to the Company which does not fall within the foregoing parameters, the business opportunity will be offered to the Company and MTS on an equal basis. At the present time the Company cannot comprehend an opportunity which would cause the Company to offer the same to MTS on an equal basis, however, in the event such opportunity does appear, the same will be so offered.

     On February 22, 1999, the Company acquired five easy-tow trailer carts from Karenco Food Ltd., owned by James Ostee, the Company's former President, in consideration of $15,000.

     Further, Mr. Oste has agreed to abstain from voting, as an officer and director of the Company and MTS, on matters which result in a
conflict of interest with respect to both corporations.   Mr. Kinloch,
on the other hand, is not an officer or director of MTS and accordingly will not be voting or involved with the policy decisions of MTS. Mr. Kinloch, however, has agreed not to vote, as an officer or director of the Company on matters which result in a conflict of interest between the Company and MTS. Accordingly, where a conflict of interest exists between the Company and MTS, the same will be decided by the Company's remaining officer and director, Mr. David Glass.

     To date, there have not been any transactions between the Company and its Officers, Directors, principal shareholders or affiliates other than as set forth above. If such transactions occur in the future, they will be on terms no less favorable to the Company than could be obtained from unaffiliated parties.


                              PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

Exhibits

     The following documents are incorporated herein by reference from the Registrant's Form 10SB Registration Statement and all amendments thereto, which was filed with the Securities and Exchange Commission on August 8, 1999, and all exhibits thereto, as filed with the Commission:

Exhibit
  No.     Description

3.1       Articles of Incorporation.
3.2       Bylaws.
4.1       Specimen Stock Certificate.
10.1      Agreement with Mr. Tube Steak of Canada, Inc.
10.2      Amendment to Agreement with Mr. Tube Steak.


     The following documents are incorporated herein by reference from the Registrant's Form S-8 Registration Statement and all amendments thereto, which was filed with the Securities and Exchange Commission on March 10, 2000, and all exhibits thereto, as filed with the Commission:

4.1       Agreement   dated   March 7, 2000  by  and  between Pacific
          Cart Services, Ltd. and Alan Berkun.


     The following documents are incorporated herein:

10.3      Letter of Intent to Purchase the Assets of Mr. Tube Steak of
          Canada.
23.1      Consent of Moen and Company, Chartered Accountants
27        Financial Data Schedule
99.1      Consulting Agreement between the Company and Richard L.
          Woytkiiw and Francis H. Schenstead.

                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of April, 2000.

                    PACIFIC CART SERVICES, LTD.
                    (Registrant)


                    BY:  /s/ Robert J. Kinlock
                         Robert J. Kinloch, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 5th day of April, 2000.


SIGNATURES               TITLE                    DATE


/s/ James F. Oste        Chairman of the Board    April 5, 2000
James F. Oste            of Directors



/s/ Robert J. Kinloch    President, COE and a     April 5, 2000
Robert J. Kinloch        Member of the Directors



/s/ David G. Glass       Secretary/Treasurer,     April 5, 2000
David G. Glass           CFO and a member of the
                         Board of Directors