Form 10QSB
period 2000-03-31
PACIFIC CART SERVICES LTD
filed 2000-05-22
CIK 1074929

=====================================================================


                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             Form 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ending March 31, 2000

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

The number of common shares without par value outstanding on March 31, 2000 was 15,076,250 shares.


======================================================================

                          MOEN AND COMPANY
                       CHARTERED ACCOUNTANTS

PO Box 10129
1400 IBM Tower
701 West Georgia Street            Telephone: (604)662-8899
Vancouver, BC   V7Y 1C6            Fax:       (604)662-8809


                  INDEPENDENT ACCOUNTANTS' REPORT

To the Directors and Shareholders of
Pacific Cart Services Ltd. (A Nevada Corporation)
(A Development Stage Company)

We have reviewed the accompanying Balance Sheets of Pacific Cart Services Ltd (A Development Stage Company) as at March 31, 2000 and March 31, 1999, and the Statements of Income, Retained Earnings (Deficit), Cash Flows and Shareholders' Equity for the three month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.



                         /s/ Moen and Company
                         Chartered Accountants





Vancouver, British Columbia, Canada
May 15, 2000

                     PACIFIC CART SERVICES LTD.
                       (A Nevada Corporation)
                    (A Development Stage Company
                           Balance Sheet
                           March 31, 2000
                         (In U.S. Dollars)
            (With Comparative Figures at March 31, 2000

                              ASSETS
                                        2000           1999
Current Assets
 Cash                                   $    33,433    $  110,842
 Loan receivable (Note 10(b))                81,055            -
 Advances for expenses                       10,637            -
                                        -----------    ----------
                                            125,125       110,842
Long-Term Investment
 Deposit on purchase of assets
  from Mr. Tube Steak Canada Inc.           598,500            -
Fixed Assets (Note 2(e))
 Equipment at cost less
  accumulated depreciation                   18,734        15,237
                                        -----------    ----------
                                        $   742,359    $  126,079
                                        ===========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Accounts payable                       $       175    $       -
Management fees payable (Note 3(e))          50,000            -
Notes payable                               168,054        20,000
 Due to related parties                          -          6,511
                                        -----------    ----------
                                            218,229        26,511
                                        -----------    ----------
Shareholders' Equity
Capital Stock
 Authorized:
  100,000,000 common shares at
  $0.001 par value
 Issued and fully paid
  15,076,250 common shares at par value
  (1999 - 10,033,000 common shares)          15,076        10,033
 Additional paid-in capital               1,817,325       476,617
 Deferred compensation                     (332,835)     (273,167)
                                        -----------    ----------
                                          1,499,566       213,483
Deficit, accumulated during the
 development stage                         (975,436)     (113,915)
                                        -----------    ----------
                                            524,130        99,568
                                        -----------    ----------
                                        $   742,359    $  126,079
                                        ===========    ==========
Approved on Behalf of the Board
/s/ James Oste, Director
/s/ David Glass, Director
/s/ Robert J. Kinloch, Director
    See Accompanying Notes and Independent Accountants' Report.

                     PACIFIC CART SERVICES LTD.
                       (A Nevada Corporation)
                   (A Development Stage Company)
                        Statement of Income
          For the Three Month Period Ended March 31, 2000
                         (In U.S. Dollars)
  (With Comparative Figures for Three Month Period Ended March 31,
                               1999)


                                   2000                1999
Administration Expenses
 Accounting fees                   $    2,935          $       -
 Amortization of deferred
  compensation (note 8)                14,333              14,333
 Consulting services                  621,978              13,500
 Depreciation                           1,368                 275
 Legal expenses                         1,883              19,568
 Management fees                       58,570              11,500
 Office expenses                          132               1,607
 Transfer agent fees                      146                 900
 Travel expenses                        7,624               5,449
                                   ----------          ----------
Total administration expenses        (708,969)            (67,132)
                                   ----------          ----------
Net Loss for the Period            $ (708,969)         $  (67,132)
                                   ==========          ==========
Net Loss Per Common Share
 Basic                             $     0.05          $    (0.01)
 Diluted                           $     0.05          $    (0.01)

Average Number of Common Shares Outstanding
 Basic                             14,262,916           9,449,667
 Diluted                           14,262,916           9,449,667

                     PACIFIC CART SERVICES LTD.
                       (A Nevada Corporation)
                   (A Development Stage Company)
              Statement of Retained Earnings (Deficit)
          For the Three Month Period Ended March 31, 2000
                         (In U.S. Dollars)
  (With Comparative Figures for Three Month Period Ended March 31,
1999)

                                   2000                1999

Balance, beginning of period       $ (266,467)         $  (46,783)
Net Loss for the Period              (708,969)            (67,132)
                                   ----------          ----------
Retained Earnings (Deficit),
 December 15, 1998                 $ (975,436)         $ (113,915)
                                   ==========          ==========





    See Accompanying Notes and Independent Accountants' Report.

                     PACIFIC CART SERVICES LTD.
                       (A Nevada Corporation)
                   (A Development Stage Company)
                 Statement of Shareholders' Equity
For the Period From Date of Inception on August 27, 1998 to March 31,
                                2000
                         (in U.S. Dollars)

                              Price     Number of                Additional
                              Per       Common         par       Paid-in
                              Share     Shares         Value     Capital
10/05/98  Shares subscribed
          by Director for
          cash (note 7(b))    $ 0.05     5,000,000     $  5,000  $   245,000
10/05/98  Shares subscribed
          by Director for
          finders' fee
          (note 7(a))         $ 0.05     2,000,000        2,000       98,000
12/07/98  Share subscribed by
          private placement
          for cash            $ 0.05     1,283,000        1,283       62,867
Deferred compensation
Deferred compensation
 amortization
Net loss for period
                                        ----------     --------  -----------
Balance, December 31, 1988               8,283,000        8,283      405,867
02/02/99  Shares subscribed
          by Director for
          consulting
          services            $ 0.05       250,000          250       12,250
02/03/99  Shares subscribed by
          private placement
          for cash            $ 0.04     1,500,000        1,500       58,500
06/15/99  Shares subscribed by
          stock     option
          exercised - shares
          to be issued        $ 0.04     3,000,000        3,000      117,000
Deferred compensation
12/03/99  Shares subscribed by
          private placement
          for cash            $ 0.65        25,250           25       17,226
Deferred compensation
 amortization
Net loss for year ended
 December 31, 1999
                                        ----------     --------  -----------
Balance, December 31,1999               13,058,250       13,058      610,843
Net loss quarter ended March 31, 2000
Deferred compensation amortization
                                        ----------     --------  -----------
Balance, March 31, 2000                 13,058,250       13,058      610,843
January 2000 share for assets of
 Mr. Tube Steak Canada Inc. @ $0.75        798,000          798      597,702
March 8, 2000 shares issued for
 consulting fees                         1,220,000        1,220      608,780
                                        ----------     --------  -----------
                                        15,076,250       15,076    1,817,325
                                        ==========     ========  ===========
See Accompanying Notes and Independent Accountants' Report.
                                4-a

                     PACIFIC CART SERVICES LTD.
                       (A Nevada Corporation)
                   (A Development Stage Company)
                 Statement of Shareholders' Equity
For the Period From Date of Inception on August 27, 1998 to March 31,
                               2000
                         (in U.S. Dollars)

                                       Total         Retained   Total
                        Deferred       Capital       Earnings   Shareholders'
                        Compensation   Stock         (Deficit)  Equity
10/05/98  Shares subscribed
          by Director for
          cash (note 7(b))            $   250,000               $  250,000
10/05/98  Shares subscribed by
          Director for finders'
          fee (note 7(a))                 100,000                  100,000
12/07/98  Share subscribed by
          private placement
          for cash                         64,150                   64,150
Deferred compensation       (300,000)    (300,000)                (300,000)
Deferred compensation
 amortization                 15,000       15,000                   15,000
Net loss for the period                                (46,783)    (46,783)
                          ----------  -----------   ----------  ----------
Balance, December 31, 1988  (285,000)     129,150      (46,783)     82,367
02/02/99  Shares subscribed by
          Director for consulting
          services                         12,250                    12,500
02/03/99  Shares subscribed by
          private placement
          for cash                         60,000                    60,000
06/15/99  Shares subscribed by
          stock option
          exercised - shares
          to be issued     (117,000)        3,000                     3,000
Deferred compensation        (2,500)                  (2,500)        (2,500)
12/03/99  Shares subscribed by
          private placement
          for cash                         17,251                    17,251
Deferred compensation
 amortization                57,332        57,332                    57,332
Net loss for year ended
 December 31, 1999                                  (219,684)      (219,684)
                         ----------   -----------  ----------   -----------
Balance, December 31,1999  (347,168)      276,733    (266,467)       10,266
Net loss quarter ended
 March 31, 2000                                      (708,969)     (708,969)
Deferred compensation
 amortization                14,333        14,333                    14,333
                         ----------   -----------  ----------   -----------
Balance, March 31, 2000    (332,835)      291,066    (975,436)     (684,370)
January 2000 share for
 assets of Mr. Tube Steak
 Canada Inc. @ $0.75                      598,500                   598,500
March 8, 2000 shares issued
 for consulting fees                      610,000                   610,000
                         ----------   -----------  ----------   -----------
                         $ (332,835)  $ 1,499,566  $ (975,436)  $   524,130
                         ==========   ===========  ==========   ===========

                     PACIFIC CART SERVICES LTD.
                       (A Nevada Corporation)
                   (A Development Stage Company)
                      Statement of Cash Flows
          For the Three Month Period Ended March 31, 2000
                         (In U.S. Dollars)
  (With Comparative Figures for Three Month Period Ended March 31,
                               1999)

                                        2000           1999

Cash Provided by (Used for)
Operating Activities
 Loss for the period                    $ (708,969)    $ (67,132)
 Shares issued for consulting services     610,000        10,000
 Changes in non-cash working
  capital items
 Advances for expenses                      (3,799)           -
 Accounts payable                               27          (750)
 Unpaid management fees                     50,000            -
 Loan receivable                           (81,055)           -
 Depreciation                                1,368           275
 Deferred compensation expenses             14,333        14,333
                                        ----------     ---------
                                          (118,095)      (43,274)
                                        ----------     ---------
Investing Activities
 Purchase of equipment                          -        (15,512)
                                        ----------     ---------
Financing Activities
 Capital stock subscribed for cash              -         60,000
 Notes payable                             107,514         4,075
                                        ----------     ---------
                                           107,514        64,075
                                        ----------     ---------
Increase (Decrease) in Cash During
 the Period                                (10,581)        5,289
Cash, Beginning of the Period               44,014       105,553
                                        ----------     ---------
Cash, End of the Period                 $   33,433     $ 110,842
                                        ==========     =========















     See Accompanying Notes and Independent Accountants' Report

                     PACIFIC CART SERVICES LTD.
                       (A Nevada Corporation)
                   (A Development Stage Company)
                   Notes to Financial Statements
                           March 31, 2000
                         (in U.S. Dollars)

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

e)   Fixed Assets / Depreciation
     The company depreciates its equipment at 25% per annum on a straight-line basis.
                                           March 31,
                                        2000      1999
          Cost                          $ 26,662  $ 15,512
          Accumulated Depreciation         6,928       275
                                        --------  --------
                                        $ 18,734  $ 15,237
                                        ========  ========



     See Accompanying Notes and Independent Accountants' Report

                     PACIFIC CART SERVICES LTD.
                       (A Nevada Corporation)
                   (A Development Stage Company)
                   Notes to Financial Statements
                           March 31, 2000
                         (in U.S. Dollars)

Note 3.  RELATED PARTY TRANSACTIONS:

a)   Management fees
     Management fees of $5,857 have been incurred by the Company in 2000 (1999 - $11,500).

b)   Expenses paid by directors
     Expenses incurred by directors on behalf of the Company comprised of travel and related costs of $5,345,86.

c)   Agreement with Mister Tube Steak Canada Inc.
     James Oste is President, Director and a shareholder of Mister Tube Steak Canada Inc.

d)   Note payable to shareholder, James Oste
     There is a note payable of $33,553 to James Oste with a due date of March 15, 2001 and a note for $35,880 payable to Karenco Foods which is owned by James Oste and his wife.

e) Effective January 1, 2000 remuneration is $150,000 per year for Robert Kinloch and $100,000 per year for James Oste. The result of retroactive increased from $22,000 per year and $24,000 per year respectively has been reflected in these financial statements for this quarter, in the amount of $50,000, which is included in current liabilities as management fees payable.

Note 4.   INCOME TAXES

The Company has losses that total $315,436 for income tax purposes that may be carried forward to be applied against future taxable income.
The benefit of a potential reduction in future income taxes has not been recorded as an asset at March 31, 2000 as it is reduced by a valuation allowance.

Note 5    AGREEMENT WITH MISTER TUBE STEAK CANADA INC.

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




    See Accompanying Notes and Independent Accountant's Report.

                     PACIFIC CART SERVICES LTD.
                       (A Nevada Corporation)
                   (A Development Stage Company)
                   Notes to Financial Statements
                           March 31, 2000
                         (in U.S. Dollars)

Note 5      AGREEMENT WITH MISTER TUBE STEAK CANADA INC. (cont'd)

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

Note 6    EMPLOYMENT AGREEMENT

Employment agreements dated March 15, 1999 were entered into by the Company for a five year period from January 1, 1999 to December 31, 2003, as follows:

i) James Oste to be employed as President, Chief Executive Officer and Director of the Company, commencing at $24,000 per year, and increased by resolution to $100,000 per year effective January 1, 2000.
ii) Robert Kinloch, to be employed as Executive Vice-President, Chief Operating Officer, and Director of the Company commencing at $22,000 per year and increased by resolution to $150,000 per year effective January 1, 2000.
iii) for both of the above agreements, subsequent year compensation is to be negotiated prior to commencement of a new year. Additional compensation is as follows:
          - reimbursement of all out-of-pocket expenses payable or incurred by the employee in connection with his duties under the agreement
          - all reasonable travelling expenses incurred by the employee in the course of his duties
          -    six weeks paid vacation
          -    club membership not to exceed $1,000
          - stock option package to be negotiated during the first year of employment








    See Accompanying Notes and Independent Accountant's Report.

                     PACIFIC CART SERVICES LTD.
                       (A Nevada Corporation)
                   (A Development Stage Company)
                   Notes to Financial Statements
                           March 31, 2000
                          (in U.S. Dollars)
Note 7    COMPENSATION/DEFERRED COMPENSATION

Shares have been issued that give rise to compensation expense. This compensation except for (d) is amortized over a five year period, with three months thereof expensed as of March 31, 2000. Details of compensation expense and deferred compensation are as follows:

                                                       Compensation
                                            Deferred   Expense
                              Total         Portion    Quarter Ended 03/31
                              Compensation  03/31/00   2000      1999
a)   2,000,000 common shares
     issued as a finder's fee
     to Robert Kinloch, a
     director and officer of
     the Company at a price
     of $0.05 per share       $ 100,000      $  71,500 $  4,500  $  4,500
b)   5,000,000 common shares
     subscribed by James Oste,
     a director and officer
     of the Company at a cash
     price of $0.01 per share
     for a total of $50,000
     giving use to compensation
     at $0.04 per share,
     or $200,000                200,000        142,500    9,500     9,500
c)   250,000 common shares
     issued for consulting
     services to David Glass
     at a price of $0.05
     per share                    2,500          1,835      333       333
d)   3,000,000 common shares
     exercised on stock
     options (Note 11)          117,000        117,000       -         -
                              ---------      --------- --------  --------
                              $ 419,500      $ 332,835 $ 14,333  $ 14,333
                              =========      ========= ========  ========

Note 8.   PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at March 31, 2000 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.

Note 9.   FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, loan receivable, advances for expenses, accounts payable and notes payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

    See Accompanying Notes and Independent Accountant's Report.

                     PACIFIC CART SERVICES LTD.
                       (A Nevada Corporation)
                   (A Development Stage Company)
                   Notes to Financial Statements
                           March 31, 2000
                          (in U.S. Dollars)
Note 10  SIGNIFICANT TRANSACTIONS DURING CURRENT QUARTER

a) Pursuant to a letter of intent and to the AGM of Mr. Tube Steak Canada Inc. (MTS) the company has drawn up a formal agreement of Purchase and Sale between it's wholly owned subsidiary Gretna Capital Corporation and MTS. In January 2000 the company issued 798,000 shares at a price of $0.75 per share for consideration of $598,500 with the shares to be held in trust by Bryan and Co. pending closing of this transaction.

b) In February 2000, the company entered into a formal agreement with United Keno Hill Mines Ltd. (UKH) to provide that company with $150,000 CDN, over a six-week period ending March 30, 2000. $117,500 CDN ($81,055 US) had been advanced by March 31, 2000 and $32,500 CDN have subsequently advanced on April 12, 2000. The agreement provides for conversion of the loan to UKH stock at $0.09 per share; Secondly, that PCS has the right to provide additional financing up to $4,000,000 CDN, such financing, if provided, in whole or in part, would also be convertible into UKH treasury stock at $0.09 per share and if fully exercised would 44,444,000 shares of UKH or approximately 50% of the outstanding stock of that company.

c) On March 5, 2000, Robert Kinloch replaced James Oste as President and Chief Executive Officer of the company, retroactive to January 1, 2000. Pursuant to this appointment, Mr. Kinloch was granted a stock option to purchase 2,000,000 common shares of the company's stock @ 0.50 per share.

d) The company entered into a consulting agreement with Alan Berkun of New York City for the provision of services relating to Mergers and Acquisitions. Pursuant to this agreement, the company issued 1,220,000 treasury shares at a price of $050 per share. The company filed form S-8 for the stock and issued a letter of authorization to its transfer agent to issue the shares. The amount of $610,000 is charged as consulting fees for the current quarter.

e) The company has the following promissory notes payable as at March 31, 2000 with interest at 9% per annual.

                                             Due Date
     Mallard Construction          $ 26,988  Payable on demand
     Mark Mcmunn                   $ 14,000  June 10, 2000
     Terry Yates                   $ 14,000  June 10, 2000
     Myles Haverluk                $ 14,000  June 10, 2000
     Mr. Tube Steak Canada Inc.    $ 24,633  June 19, 2000
     Karenco Foods                 $ 35,880  March 15,2001
     James Oste                    $ 33,553  March 15, 2001
     Rodney D Mancini              $  5,000  July 31, 2000
                                   --------
                                   $168,054
                                   ========
See Accompanying Notes and Independent Accountant's Report.

                     PACIFIC CART SERVICES LTD.
                       (A Nevada Corporation)
                   (A Development Stage Company)
                   Notes to Financial Statements
                           March 31, 2000
                          (in U.S. Dollars)

Note 10  SIGNIFICANT TRANSACTIONS DURING CURRENT QUARTER (cont'd)

The interest is to be incurred when the notes payable and interest is paid on the due date.

f) Basic International Development Corporation of New York represents that it acts as the American agent for a European based pension fund. Having secured the Keno agreement, Note 10(b) above, PCS management entered into a joint venture agreement with Basic International Development Corporation (Basic), whereby Basic would provide take-out financing guarantees if PCS could provide bridge financing to United Keno for working capital and preproduction costs. At the end of the first quarter PCS was negotiating with interested parties to secure the necessary bridge loan.

Note 11    CAPITAL STOCK

a) A stock option was exercised on June 15, 1999 for 3,000,000 common shares at $0.04 per share for proceeds of $120,000. Issuance of these shares has been authorized and they are disclosed as issued and fully paid in these financial statements. The shares, however, are not as yet issued by the transfer agent. Deferred compensation of $117,000 is recorded in these financial statements. Amortization of the deferred compensation will commence when these shares are issued.

b) Reconciliation to shares issued and outstanding as provided by transfer agent for the company, American Securities Transfer & Trust Inc. is as follows:

     Shares issued and outstanding
      per transfer agent                12,076,250 common shares
     Subscribed by stock option
      exercised on June 15, 1999,
      but shares not yet issued          3,000,000 common shares
                                        ----------
     Total shares subscribed and
      paid up as at March 31, 2000      15,076,250 common shares
                                        ==========











    See Accompanying Notes and Independent Accountants' Report.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

     The primary goal of Pacific Cart Services (PCS or the Company) in the first quarter of 2000 was to close the previously announced purchase of the assets of Mr. Tubesteak Canada Inc. (MTS). As of the close of the first quarter this transaction had yet to be consummated. Pacific Cart has entered into a definitive agreement with MTS and stands ready to close immediately. Due to ongoing shareholder and financial constraints, MTS has been unable to transfer title in a manner and fashion acceptable to PCS.

     While the MTS-PCS transaction in non-arms length as previously disclosed in the notes to the financial statements of PCS, the Company is cognizant of a number of shareholders in MTS who are arms-length and consequently is reticent to close any transaction that would not withstand independent scrutiny. Accordingly, 798,000 shares remain in trust with the purchasers lawyer as consideration pending closing. It is the Company's opinion that no material change has taken place in the value of the purchased assets and PCS is working with MTS to overcome the remaining impediments.

     In November 1999 the Company made a loan ($5,500.00) to United Keno Hill Mines Ltd. (UKH), a listed company on the Toronto Stock Exchange. United Keno is the owner of a production-ready silver mine in Yukon, Canada. Management of PCS has a long-standing relationship with board members of UKH. Informal discussions with UKH and several private investors lead PCS management to the conclusion that it could raise $150,000.00 and that by providing this relatively small amount of capital to UKH the Company could secure a valuable option on UKH stock going forward.

     In conjunction with a CCAA filing in Canada by UKH (CCAA is roughly equivalent to Chapter 11 in the United States) in which it asked the courts for a protection period from its creditors, Pacific Cart agreed to lend UKH CDN$150,000.00. This court approved loan was partially ($122,000.00) covered under the Debtor in Possession (DIP) financing provisions of the CCAA application. As such, the loan was granted preferential securitization vis a vis pre-existing creditors. The Company is confident that, given its title status, the loan is well secured and expects full repayment with interest in the event no acceptable arrangement is reached between UKH and its creditors.

     The CDN$150,000.00 loan arrangement between PCS to UKH gives PCS the option to lend a further CDN$4,000,000.00 which is convertible into Keno stock at C$.09 a share. This represents approximately 44,000,000 shares of UKH or 50% of the now-issued shares. All of the provisions in the PCS-UKH agreement are subject to regulatory approval in Canada and no assurance can be given that it would be forthcoming.

     This arrangement with United Keno is highly speculative. No assurance can be given that any initiative will succeed. PCS management is intimately familiar with the United Keno situation and believes that its time is not misspent, given the risk-reward profile of the investment.

     The Company has entered into a consulting agreement with Mr. Alan Berkun of New York. The goal of this agreement was to extend the PCS network in furtherance of the company's previously stated goal to grow through Mergers and Acquisitions. The company issued 1,220,000 shares in consideration of the consulting agreement. These shares were subsequently the subject of an S-8 registration.

     Basic International Development Corporation of New York represents themselves as the American agent for a European based pension fund. Having secured the Keno agreement, PCS management entered into a joint venture agreement with Basic International Development Corporation (Basic), whereby Basic would provide take-out financing guarantees if PCS could provide bridge financing to United Keno for working capital and preproduction costs. At the end of the first quarter PCS was negotiating with interested parties to secure the necessary bridge loan.

     The Company does not have the capital to operate for the next twelve months. The Company is seeking debt and equity financing from various sources in order to meet its capital requirements going forward. No assurance can be given that this search will prove successful. If the Company is unable to attract further financing it may be required to curtail or cease operations.


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

     Dated this 22nd day of May, 2000.


                              PACIFIC CART SERVICES LTD.

                              BY:  /s/ Robert Kinloch
                                   Robert Kinloch, President, Chief
                                   Executive Officer and member of the
                                   Board of Directors