Form 10QSB
period 2000-06-30
PACIFIC CART SERVICES LTD
filed 2000-08-21
CIK 1074929

=====================================================================


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                Form 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ending June 30, 2000

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

                           Yes [ x ] No [ x ]

The number of common shares without par value outstanding on June 30, 2000 was 15,076,250 shares.


======================================================================

MOEN AND COMPANY
CHARTERED ACCOUNTANTS
PO Box 10129
1400 IBM Tower
701 West Georgia Street                 Telephone:     (604) 662-8899
Vancouver, BC   V7Y 1C6                 Fax:           (604) 662-8809
_________________________



                     INDEPENDENT ACCOUNTANTS' REPORT



To the Directors and Shareholders of
Pacific Cart Services Ltd. (A Nevada Corporation)
 (A Development Stage Company)

We have reviewed the accompanying Balance Sheets of Pacific Cart Services Ltd (A Development Stage Company) as at June 30, 2000 and June 30, 1999, and the Statements of Income, Retained Earnings (Deficit), Cash Flows and Shareholders' Equity for the three month periods then ended. These financial statements are the responsibility of the Company's management.

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




                                        /s/ Moen and Company
                                        Chartered Accountants

Vancouver, British Columbia, Canada
August 8, 2000

                       PACIFIC CART SERVICES LTD.
                         (A Nevada Corporation)
                      (A Development Stage Company)
                              Balance Sheet
                              June 30, 2000
                            (In U.S. Dollars)
                               (Unaudited)
               (With Comparative Figures at June 30, 1999)

ASSETS

Current Assets                                   2000         1999
Cash                                        $    15,256  $    42,487
Loans receivable (Note 10(b))                   103,664       26,000
Short term investment                               --        15,000
Advances for expenses                             6,035          --
                                            -----------  -----------
                                                124,955       83,487
Long-Term Investment
Deposit on purchase of assets
 from Mr. Tube Steak Canada Inc.                598,500         --
Fixed Assets (Note 2(e))
Equipment at cost less accumulated depreciation  17,366       20,606
                                            -----------  -----------
                                            $   740,821  $   104,093
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                            $       602  $        65
Management fees payable (Note 3(e))             106,330          --
Notes payable (Note 3(e) and 10(e))             168,054       20,000
Due to related parties                              --         7,418
                                            -----------  -----------
                                                274,986       27,483
Shareholders' Equity
Capital Stock (Note 14)
Authorized:
100,000,000 common shares at $0.001 par value
Issued and fully paid 15,076,250 common shares
at par value (1999 - 10,033,000 common shares)   15,076       13,033
Additional paid-in capital                    1,817,325      593,617
Deferred compensation                          (318,502)    (375,834)
                                            -----------  -----------
                                              1,513,899      230,816
Deficit, accumulated during the
 development stage                           (1,048,064)    (154,206)
                                            -----------  -----------
                                                465,835       76,610
                                            -----------  -----------
                                            $   740,821  $   104,093
Approved on Behalf of the Board
"James Oste",            Director
"David Glass",           Director
"Robert J. Kinloch",     Director

       See Accompanying Notes and Independent Accountants' Report

                       PACIFIC CART SERVICES LTD.
                         (A Nevada Corporation)
                      (A Development Stage Company)
                           Statement of Income
                            (In U.S. Dollars)
                               (Unaudited)
                    Cumulative
                    From Date of
                    Inception on Six Months Ended        Three Months Ended
                    08/27/98     June 30,                June 30,
                    to 06/30/00  2000        1999        2000       1999
Administration Expenses
Accounting fees     $    10,085  $    4,685  $      750  $    1,750 $       750
Acquisition administration
 fees                     5,000
Amortization of deferred
 compensation (Note 7)  100,998       28,666      28,666      14,333     14,333
Consulting services     625,358      596,878      13,500     (25,100)        --
Depreciation              7,296        2,736       1,906       1,368      1,631
Investor relations       11,491        1,491          --       1,491         --
Legal expenses           51,501        6,474      19,568       4,591         --
Management fees         171,500      125,000      23,000      66,430     11,500
Merchandise design        1,650           --       1,650          --      1,650
Office expenses          11,320        4,761       3,373       4,629      1,766
Transfer agent fees       3,499          803       1,114         657        214
Travel expenses          48,366       10,103      13,896       2,479      8,447
                    -----------  -----------  ----------  ----------  ---------
Total administration
 expenses             1,048,064      781,597     107,423      72,628     40,291
                    -----------  -----------  ----------  ----------  ---------
Net Loss for the
 Period             $(1,048,064) $  (781,597) $ (107,423)    (72,628)   (40,291)
                    ===========  ===========  ==========  ==========  =========
Net Loss Per Common Share
Basic                            $      0.05  $    (0.01)       0.01      (0.01)
Diluted                          $      0.05  $    (0.01)       0.01      (0.01)
Average Number of Common
 Shares Outstanding
Basic                             14,669,583  10,241,333  14,262,916   9,449,667
Diluted                           14,669,583  10,241,333  14,262,916   9,449,667

                       PACIFIC CART SERVICES LTD.
                         (A Nevada Corporation)
                      (A Development Stage Company)
                Statement of Retained Earnings (Deficit)
                            (In U.S. Dollars)
                               (Unaudited)
               Cumulative
               From Date of
               Inception     Six Months Ended          Three Months Ended
               on 08/27/98   June 30,                  June 30,
               to 06/30/00   2000          1999        2000          1999

Balance, beginning
 of period     $         --  $   (266,467) $  (46,783) $   (975,436) $ (113,915)
Net Loss for
 the Period      (1,048,064)     (781,597)   (107,423)      (72,628)    (40,291)
               ------------  ------------  ----------  ------------  ----------
Retained Earnings
 (Deficit)     $ (1,048,064) $ (1,048,064) $ (154,206) $ (1,048,064) $ (154,206)
               ============  ============  ==========  ============  ==========








































       See Accompanying Notes and Independent Accountants' Report

                       PACIFIC CART SERVICES LTD.
                         (A Nevada Corporation)
                      (A Development Stage Company)
                         Statement of Cash Flows
                            (In U.S. Dollars)
                               (Unaudited)

                              Six Months Ended    Three Months Ended
                                   June 30,             June 30,
                                2000       1999    2000        1999

Cash Provided by (Used for)
Operating Activities
Loss for the period         $ (781,597) $ (107,423)$  (72,628)$  (40,291)
Shares issued for consulting
 services                      609,220      10,000        --     117,000
Changes in non-cash working
 capital items
Advances for expenses              803         --       4,602        --
Accounts payable                   454        (685)       427         65
Unpaid management fees         106,330         --      56,330        --
Loan receivable               (103,664)    (26,000)   (22,609)   (26,000)
Depreciation                     2,736       1,906      1,368      1,631
Deferred compensation expenses  28,666      28,666     14,333   (102,667)
                              (137,052)    (93,536)   (18,177)   (50,262)
                            ----------  ---------- ---------- ----------
Investing Activities
Short term investment              --      (15,000)       --     (15,000)
Purchase of equipment              --      (22,512)       --      (7,000)
                            ----------  ---------- ---------- ----------
                                   --      (37,512)       --     (22,000)
                            ----------  ---------- ---------- ----------
Financing Activities
Capital stock subscribed
 for cash                          780      63,000        --       3,000
Notes payable                  107,514         --         --
Due to related parties             --        4,982        --         907
                            ----------  ---------- ---------- ----------
                               108,294      67,982        --       3,907
                            ----------  ---------- ---------- ----------
Increase (Decrease) in Cash
During the Period              (28,758)    (63,066)   (18,177)   (68,355)
Cash, Beginning of the Period   44,014     105,553     33,433    110,842
                            ----------  ---------- ---------- ----------
Cash, End of the Period     $   15,256  $   42,487 $   15,256 $   42,487
                            ==========  ========== ========== ==========










       See Accompanying Notes and Independent Accountants' Report

                       PACIFIC CART SERVICES LTD.
                         (A Nevada Corporation)
                      (A Development Stage Company)
                   Statement of Shareholders' Equity
For the Period From Date of Inception on August 27, 1998 to June 30, 2000
                            (In U.S. Dollars)
                               (Unaudited)

                              Price     Number of                Additional
                              Per       Common         par       Paid-in
                              Share     Shares         Value     Capital
Oct 5, 98 Shares subscribed by
          Director for cash
          (note 7(b))         $ 0.05     5,000,000     $ 5,000   $ 245,000
Oct 5, 98 Shares subscribed
          by Director for
          finders' fee
          (note 7(a))         $ 0.05     2,000,000       2,000      98,000
Dec 7, 98 Share subscribed by
          private placement
          for cash            $ 0.05     1,283,000       1,283      62,867
Deferred compensation
Deferred compensation
 amortization
Net loss for the period
                                        ----------     -------   ---------
Balance, December 31, 1988               8,283,000       8,283     405,867
Feb 2, 99 Shares subscribed
          by Director for
          consulting services $ 0.05       250,000         250      12,250
Feb 3, 99 Shares subscribed by
          private placement
          for cash            $ 0.04     1,500,000       1,500      58,500
Jun 15 99 Shares subscribed
          by stock option
          exercised - shares
          to be issued        $ 0.04     3,000,000       3,000     117,000
Deferred compensation
Dec 3, 99 Shares subscribed
          by private placement
          for cash            $ 0.65        25,250          25      17,226
Deferred compensation
 amortization
Net loss for year ended
 December 31, 1999
                                        ----------     -------   ---------
Balance, December 31, 1999              13,058,250      13,058     610,843
Net loss for six months ended
 June 30, 2000
Deferred compensation amortization
                                        ----------     -------   ---------
                                        13,058,250      13,058     610,843
January 2000 share for assets of
 Mr. Tube Steak Canada Inc.@$0.75          798,000         798     597,702
March 8, 2000 shares issued for
 consulting fees                         1,220,000       1,220     608,780
                                        ----------     -------   ---------
Balance, June 30, 2000                  15,076,250      15,076   1,817,325
                                        ==========     =======   =========

                       PACIFIC CART SERVICES LTD.
                         (A Nevada Corporation)
                      (A Development Stage Company)
               Statement of Shareholders' Equity (Cont'd)
For the Period From Date of Inception on August 27, 1998 to June 30, 2000
                            (In U.S. Dollars)
                               (Unaudited)

                                             Total     Retained  Total
                              Deferred       Capital   Earnings  Shareholders'
                              Compensation   Stock     (Deficit) Equity

Oct 5, 98 Shares subscribed by
          Director for cash
          (note 7(b))                        $   250,000             $  250,000
Oct 5, 98 Shares subscribed by
          Director for finders'
          fee (note 7(a))                        100,000                100,000
Dec 7, 98 Share subscribed by
          private placement
          for cash                                64,150                 64,150
Deferred compensation             (300,000)     (300,000)              (300,000)
Deferred compensation
 amortization                       15,000        15,000                 15,000
Net loss for the period                                     (46,783)    (46,783)
                                  --------   ----------- ----------  ----------
Balance, December 31, 1988        (285,000)      129,150    (46,783)     82,367
Feb 2, 99 Shares subscribed
          by Director for
          consulting services                     12,250                 12,500
Feb 3, 99 Shares subscribed by
          private placement
          for cash                                60,000                 60,000
Jun 15 99 Shares subscribed
          by stock option
          exercised - shares
          to be issued            (117,000)        3,000                  3,000
Deferred compensation               (2,500)       (2,500)                (2,500)
Dec 3, 99 Shares subscribed by
          private placement
          for cash                                17,251                 17,251
Deferred compensation amortization  57,332        57,332                 57,332
Net loss for year ended
 December 31, 1999                                          (219,684)  (219,684)
                                  --------   -----------  ---------- ----------
Balance, December 31,1999         (347,168)      276,733    (266,467)    10,266
Net loss for six months
 ended June 30, 2000                                        (781,597)  (781,597)
Deferred compensation amortization  28,666                    28,666     28,666
                                  --------   -----------  ---------- ----------
                                  (318,502)      305,399  (1,048,064)  (742,665)
January 2000 share for assets of
 Mr. Tube Steak Canada Inc.@$0.75                            598,500    598,500
March 8, 2000 shares issued
 for consulting fees                                         610,000    610,000
                                  --------   -----------  ---------- ----------
Balance, June 30, 2000            (318,502)    1,513,899  (1,048,064)   465,835
                                  ========   ===========  ========== ==========
See Accompanying Notes and Independent Accountants' Report

                     PACIFIC CART SERVICES LTD.
                       (A NEVADA CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Financial Statements
                           June 30, 2000
                         (in U.S. Dollars)

Note 1    BUSINESS OPERATIONS

     a) The Company date of incorporation and inception was on August 27, 1998 under the Company Act of the State of
          Nevada, U.S.A. to pursue opportunities in the business of franchising fast food distributor systems.

     b) The company is considered to be a development stage enterprise ass its principal operations have not yet commenced and have not yet produced revenue. The deficit has been accumulated in the development stage.

Note 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)   Administration Costs
          Administration costs are written off to operations when incurred.

     b)   Translation of Foreign Currency
          The accounts of the Company are translated into U.S. dollars on the following basis:
          -current assets and liabilities at the rate of exchange in effect at the balance sheet date
          -administration expenses at the average rate in effect during the period
          -non-current assets and liabilities at rates prevailing when the transaction occurred

     c)   Basis of Presentation
          These financial statements are prepared in accordance with United States Generally Accepted Accounting Principles
          (GAAP).

     d)   Net Loss Per Share
          Net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding
          (including shares subscribed but unissued) during the period.

                    PACIFIC CART SERVICES LTD.
                       (A NEVADA CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Financial Statements
                           June 30, 2000
                         (in U.S. Dollars)

Note 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

     e)   Fixed Assets / Depreciation
          The company depreciates its equipment at 20% per annum on a straight-line basis.

                                               June 30,

                                        2000            1999

               Cost                     $24,662        $22,512
               Accumulated Depreciation   7,296          1,906
                                        -------        -------
                                        $17,366        $20,606
                                        =======        =======

     f)   Consolidation
          The Company has a Canadian wholly-owned subsidiary, Gretna Capital Corporation ("GRETNA"), which is inactive and has no assets. The intention is to utilize Gretna for closing of the acquisition of the business of Mister Tube Steak Canada Inc. When Gretna is activated the Company will prepare and disclose consolidated financial statements.

Note 3    RELATED PARTY TRANSACTIONS:

     a)   Management fees
          Management fees of $125,000 have been incurred by the Company in 2000 (1999 - $23,000).

     b)   Expenses paid by directors
          Expenses incurred by directors on behalf of the Company comprised of travel and related costs of $10,103.

     c) Agreement with Mister Tube Steak Canada Inc. (see Note 5) James Oste is President, Director and a shareholder of Mister Tube Steak Canada Inc.

     d) Note payable to shareholder, James Oste and related company (see Note 10(e)) There is a note payable of $33,553 to James Oste with a due date of March 15, 2001 and a note for $35,880 payable to Karenco Foods which is owned by James Oste and his wife.

                    PACIFIC CART SERVICES LTD.
                       (A NEVADA CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Financial Statements
                           June 30, 2000
                         (in U.S. Dollars)

Note 3    RELATED PARTY TRANSACTIONS (cont.)

     e) Effective January 1, 2000 remuneration is $150,000 per year for Robert Kinloch and $100,000 per year for James Oste. Management fees unpaid of $106,330 at June 30, 2000 are payable to the following persons:

                    Robert Kinloch           $    56,330
                    James Oste                    50,000
                                             -----------
                                             $   106,330
                                             ===========
Note 4    INCOME TAXES

     The Company has losses that total $1,048,064 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at June 30, 2000 as it is reduced by a valuation allowance.

Note 5    AGREEMENTS WITH MISTER TUBE STEAK CANADA INC.

     a) By agreement dated January 10, 1999 and signed on January 26, 1999, between Mister Tube Steak Canada Inc. ("MTS") and Pacific Cart Services Ltd. ("PCS"), MTS appointed PCS as its exclusive distributor for its products in California and Washington State. The effective date of the agreement is February 1, 1999 for an initial period of five years for the United States, and with respect to all other countries five years from February 1, 1999 or such date as may be agreed to by the parties with respect to any additional country. Products purchased by PCS from MTS represented by equipment and food and dry goods are payable on a sixty day basis.
          MTS will provide product liability insurance in the amount of $2,000,000 CDN. The term of the agreement is for five years unless terminated earlier on consent of both parties. The agreement shall automatically renew for successive two-year periods, commencing on the fifth anniversary, unless PCS provides 180 days prior written notice to MTS of its intent not to renew.
          The agreement provides for reimbursement to PCS for value of business and goodwill created by PCS if the agreement is terminated by MTS for other than a default or breach by PCS.

                    PACIFIC CART SERVICES LTD.
                       (A NEVADA CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Financial Statements
                           June 30, 2000
                         (in U.S. Dollars)

Note 5    AGREEMENT WITH MISTER TUBE STEAK CANADA INC. (cont.)

          If MTS intends to sell all or any part of its business PCS shall have a first right of refusal.
          The agreement is not assignable as security or otherwise by either party without the prior consent of the other.
          James Oste is President, Director and shareholder of Mister Tube Steak Canada Inc.

     b) Pursuant to a letter of intent and to the AGM of Mister Tube Steak Canada Inc. (MTS) the company has drawn up a formal agreement of Purchase and Sale between it's inactive wholly owned subsidiary Gretna Capital Corporation ("GRETNA") and MTS. In January 2000 the company issued 798,000 shares at a price of $0.75 per share for consideration of $598,500 with the shares to be held in trust by Bryan and Co. pending closing of this transaction. If the transaction is completed then Gretna will be activated.

Note 6    EMPLOYMENT AGREEMENT

     Employment agreements dated March 15, 1999 were entered into by the Company for a five year period from January 1, 1999 to December 31, 2003, as follows:

     (i) James Oste to be employed as President, Chief Executive Officer and Director of the Company, commencing at $24,000 per year, and increased by resolution to $100,000 per year effective January 1, 2000.
     (ii) Robert Kinloch, to be employed as Executive Vice-President, Chief Operating Officer, and Director of the Company commencing at $22,000 per year and increased by resolution to $150,000 per year effective January 1, 2000.
     (iii) for both of the above agreements, subsequent year compensation is to be negotiated prior to commencement of a new year. Additional compensation is as follows:
               - reimbursement of all out-of-pocket expenses payable or incurred by the employee in connection with his duties under the agreement all reasonable travelling expenses incurred by the employee in the course of his duties
               -    six weeks paid vacation
               -    club membership not to exceed $1,000
               - stock option package to be negotiated during the first year of employment

                    PACIFIC CART SERVICES LTD.
                       (A NEVADA CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Financial Statements
                           June 30, 2000
                         (in U.S. Dollars)

Note 7.   COMPENSATION/DEFERRED COMPENSATION

     Shares have been issued that give rise to compensation expense. This compensation except for (d) is amortized over a five year period, with three months thereof expensed as of March 31, 2000. Details of compensation expense and deferred compensation are as follows:
                                                  Compensation
                                                  Expense
                                       Deferred   Six Months
                              Total     Portion   Ended June 30
                          Compensation  6/30/00   2000     1999

(a)  2,000,000 common
shares issued as a finder's
fee to Robert Kinloch, a
director and officer of the
Company at a price of $0.05
per share                  $ 100,000 $  67,000 $  9,000  $  9,000
(b)  5,000,000 common shares
subscribed by James Oste,
a director and officer of
the Company at a cash price
of $0.01 per share for a
total of $50,000 giving rise
to compensation at $0.04 per
share, or $200,000           200,000   133,000   19,000    19,000
(c)  250,000 common shares
issued for consulting services
to David Glass at a price of
$0.05 per share                2,500     1,502      666       666
(d) 3,000,000 common shares
exercised on stock options
(Note 13)                    117,000   117,000      ---       ---
                           --------- --------- --------  --------
                           $ 419,500 $ 318,502 $ 28,666  $ 28,666
                           ========= ========= ========  ========

Note 8    PENSION AND EMPLOYMENT LIABILITIES

     The Company does not have any liabilities as at June 30, 2000 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.

                    PACIFIC CART SERVICES LTD.
                       (A NEVADA CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Financial Statements
                           June 30, 2000
                         (in U.S. Dollars)


Note 9    FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash, loan receivable, advances for expenses, accounts payable, management fees payable and notes payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

Note 10   UNITED KENO HILL MINES LTD.

     In February 2000, the company entered into a formal agreement with United Keno Hill Mines Ltd. (UKH) to provide that company with $150,000 CDN, over a six-week period ended March 30, 2000. $117,500 CDN ($81,055 US) had been advanced by March 31, 2000 and $32,500 CDN (22,599 US) was advanced during the current quarter for a total of $103,661 US. The agreement provides for conversion of the loan to UKH stock at $0.09 per share; Secondly, that PCS has the right to provide additional financing up to $4,000,000 CDN, such financing, if provided, in whole or in part, would also be convertible into UKH treasury stock at $0.09 per share and if fully exercised would 44,444,000 shares of UKH or approximately 50% of the outstanding stock of that company.

Note 11   CONSULTING AGREEMENT - ALAN BERKUN

     The company entered into a consulting agreement with Alan Berkun of New York City for the provision of services relating to Mergers and Acquisitions. Pursuant to this agreement, the company issued 1,220,000 treasury shares at a price of $0.50 per share. The company filed form S-8 for the stock and issued a letter of authorization to its transfer agent to issue the shares. The amount of $610,000 is charged as consulting fees less a recovery of $25,000 for net costs of $585,000 for the current period. (see subsequent Note 15(a))

                    PACIFIC CART SERVICES LTD.
                       (A NEVADA CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Financial Statements
                           June 30, 2000
                         (in U.S. Dollars)
Note 12  NOTES PAYABLE

     The company has the following promissory notes payable as at June 30, 2000 with interest at 9% per annum.

                                                  Due Date

     Mallard Construction          $ 26,988       Payable on demand
     Mark Mcmunn                   $ 14,000       June 10, 2000
     Terry Yates                   $ 14,000       June 10, 2000
     Myles Haverluk                $ 14,000       June 10, 2000
     Mr. Tube Steak Canada Inc.    $ 24,633       June 19, 2000
     Karenco Foods                 $ 35,880       March 15, 2001
     James Oste                    $ 33,553       March 15, 2001
     Rodney D Mancini              $  5,000       July 31, 2000
                                   --------
                                   $168,054
                                   ========

     The interest is to be incurred when the notes payable and interest are paid on the due date. The note holders have agreed to extend the due dates and the extensions are yet to be formalized. (see
     Note 15(b))

Note 13  BRIDGE FINANCING

     Basic International Development Corporation of New York represents that it acts as the American agent for a European based pension fund. Having secured the Keno agreement, Note 10 above, PCS management entered into a joint venture agreement with Basic International Development Corporation (Basic), whereby Basic would provide take-out financing guarantees if PCS could provide bridge financing to United Keno for working capital and preproduction costs. At the end of the second quarter PCS was still negotiating with interested parties to secure the necessary bridge loan.

Note 14    CAPITAL STOCK

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

                    PACIFIC CART SERVICES LTD.
                       (A NEVADA CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Financial Statements
                           June 30, 2000
                         (in U.S. Dollars)

Note 14   CAPITAL STOCK (cont'd)

     b) Reconciliation to shares issued and outstanding as provided by transfer agent for the company, American Securities
          Transfer & Trust Inc. is as follows:

     Shares issued and outstanding
       per transfer agent                    12,076,250 common shares
     Subscribed by stock option
       exercised on June 15, 1999,
       but shares not yet issued              3,000,000 common shares
                                             ----------
     Total shares subscribed and paid
       up as at June 30, 2000                15,076,250 common shares
                                             ==========
Note 15   SUBSEQUENT EVENTS

     a) On July 14, 2000, 400,000 shares were returned to the treasury from Alan Berkun that were initially issued to him at a price of $0.50 per share as part of the consideration issued to him relating to a consulting agreement.

     b) The Company is negotiating with note holders that have agreed to extend the due dates.

Note 16   STOCK OPTION PLANS

     The Company has the following stock option plans:

     a)   Qualified Plan
     The plan is for 8,000,000 shares.
     The outstanding option granted to June 30, 2000 are as follows:
                                                  Final
                    Number         Exercise       Exercise
     Optionee       of Share       Price          Date

     James Oste     1,500,000      par value      December 31, 2000
     Robert Kinloch 1,500,000      par value      December 31, 2000
     Robert Kinloch 3,000,000      $  0.07        December 31, 2003
     James Oste       500,000      $  0.07        December 31, 2003
                    ---------
                    6,500,000
                    =========

b)   Non-Qualified Plan
     The plan is for 4,000,000 shares.
     There are no outstanding options granted for this plan as at June
     30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results Of Operation

     No revenue was recorded in the company for the 6 month period ended June 30, 2000.

     The company intends to continue its efforts to close the previously disclosed asset purchase from Mr. Tube Steak Canada. We are satisfied that no material change in value has visited the assets that are the subject of our purchase agreement. Accordingly, we will continue to hold the shares issued as consideration in trust pending receipt of clear title to the asset package. Closing of this previously announced transaction would give the company an immediate revenue source however no assurance can be given of closure under the existing terms.

     The company has losses that total $1,048,064.00 for income tax purposes that may be carried forward to be applied against future taxable income. The loss is largely attributable to consulting and management expenses incurred during the 6 months ending June 30, 2000. It is reasonable to expect the company's loss position to widen in the short term, absent new revenue and ongoing expenses.

     The company retains its investment in United Keno Hill Mines Ltd.
(UKH). The investment takes the form of a loan convertible into the common stock of UKH mining company listed on the Toronto Stock Exchange. United Keno has until August 25, 2000 to disclose the results of its financing efforts by calling a meeting of its creditors and implementing its plan of arrangement.

     The company intends to withhold any decisions relating to conversion until it has received a full disclosure of the results of United Keno's financing efforts.

Liquidity And Capital Resources

     The company is depleting its limited cash resources. How it goes about raising new capital is largely dependent on the success of its existing investments.

     Monetizing the company's convertible loan or commencement of revenue generation through the closure of existing contracts is in tge company's opinion preferable to further equity dilution at this time.

     Whatever form of liquidity is achieved or sought the company does not at present have the capital to operate for the next 12 month.
Efforts to attract debt and equity financing that are acceptable to the company are ongoing. If the company is unable to attract further financing it may be required to curtail or cease operations.

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

     Dated this 21th day of August, 2000.


                              PACIFIC CART SERVICES LTD.



                              BY:  /s/ Robert Kinloch
                                   Robert Kinloch, President, Chief
                                   Executive Officer and member of the
                                   Board of Directors