Form 10QSB
period 2000-09-30
PACIFIC CART SERVICES LTD
filed 2000-11-16
CIK 1074929

=====================================================================


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ending September 30, 2000.

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

                    Common shares, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
     Yes [ x ] No [ x ].

The number of common shares without par value outstanding on September 30, 2000 was 17,676,250 shares.


======================================================================

MOEN AND COMPANY CHARTERED ACCOUNTANTS
PO Box 10129
1400 IBM Tower
701 West Georgia Street
Vancouver, BC   V7Y 1C6

                   INDEPENDENT ACCOUNTANTS' REPORT

To the Directors and Shareholders of
Pacific Cart Services Ltd. (A Nevada Corporation)
 (A Development Stage Company)

We have reviewed the accompanying Balance Sheets of Pacific Cart Services Ltd (A Development Stage Company) as at September 30, 2000 and September 30, 1999, and the Statements of Income, Retained Earnings (Deficit), Cash Flows and Shareholders' Equity for the nine month periods then ended. These financial statements are the responsibility of the Company's management.

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



                                   Moen and Company

                                   Chartered Accountants

Vancouver, British Columbia, Canada
November 1, 2000

                     PACIFIC CART SERVICES LTD.
                       (A Nevada Corporation)
                    (A Development Stage Company)
                            Balance Sheet
                         September 30, 2000
                          (In U.S. Dollars)
                             (Unaudited)
          (With Comparative Figures at September 30, 1999)

ASSETS
 Current Assets                              2000           1999
 Cash                                   $    28,864    $     25,843
 Loans receivable (Note 10)                 108,301             --
 Advances for expenses                        7,060           4,637
                                        -----------    ------------
                                            144,225          30,480
 Long-Term Investment
 Deposit on purchase of assets
  from Mr. Tube Steak Canada Inc.           598,500             --
 Fixed Assets (Note 2(e))
 Equipment at cost less accumulated
  depreciation                               15,998          21,470
                                        -----------    ------------
                                        $   758,723    $     51,950
                                        ===========    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
 Accounts payable                       $    10,333    $        --
 Management fees payable (Note 3(e))        162,482             --
 Notes payable (Note 12)                    196,392          20,000
 Due to Mr. Tube Steak Canada Inc.            2,005             --
                                        -----------    ------------
                                            371,212          20,000
                                        -----------    ------------
Shareholders' Equity
 Capital Stock (Note 14)
 Authorized:
  100,000,000 common shares at $0.001 par value
 Issued and fully paid
  17,676,250 common shares at par value
 (1999 - 13,033,000 common shares)           17,876          13,033
 Additional paid-in capital               1,794,525         593,617
 Deferred compensation                     (481,169)       (361,501)
                                        -----------    ------------
                                          1,331,232         245,149
Deficit, accumulated during the
 development stage                         (943,721)       (213,199)
                                        -----------    ------------
                                            387,511          31,950
                                        -----------    ------------
                                        $   758,723    $     51,950
                                        ===========    ============

     See Accompanying Notes and Independent Accountants' Report

                       PACIFIC CART SERVICES LTD.
                         (A Nevada Corporation)
                      (A Development Stage Company)
                           Statement of Income
                            (In U.S. Dollars)
                               (Unaudited)

                    Cumulative From
                    Date of Inception   Nine Months Ended  Three Months Ended
                    on August 27, 1998  September 30,      September 30,
                    to Sep 30, 2000     2000        1999   2000       1999
Revenue
Interest income          4,637        4,637          --       4,637          --
                    ----------   ----------  ----------  ----------  -----------
Administration Expenses
Accounting fees      $   11,090  $    5,690  $    2,250  $   1,005   $     1,500
Acquisition
 administration fees      5,000          --       5,000         --         5,000
Amortization of deferred
 compensation (Note 7)  115,331      42,999      42,999     14,333        14,333
Consulting services -
 net                    427,544     399,064      13,500   (197,814)          --
Depreciation              8,664       4,104       3,192      1,368        1,286
Interest expenses         6,868       6,868          --      6,868           --
Investor relations       11,491       1,491      10,000         --       10,000
Legal expenses           62,218      17,191      24,728     10,717        5,160
Management fees         234,000     187,500      34,500     62,500       11,500
Merchandise design        1,650          --       1,650         --
Office expenses          11,356       4,797       4,391         36        1,018
Transfer agent fees       4,780       2,084       1,479      1,281          365
Travel expenses          48,366      10,103      22,727         --        8,831
                     ----------  ----------  ---------- ----------  -----------
Total administration
 expenses               948,358     681,891     166,416    (99,706)      58,993
                     ----------  ----------  ---------- ----------  -----------
Net Profit (Loss) for
 the Period          $ (943,721) $ (677,254) $ (166,416)   104,343      (58,993)
                     ==========  ==========  ========== ==========  ===========
Net Profit (Loss) Per Common Share
Basic                            $    (0.05) $    (0.01)      0.02        (0.01)
Diluted                          $    (0.05) $    (0.01)      0.02        (0.01)
Average Number of Common Shares Outstanding
Basic                            14,669,583  12,180,777 14,262,916   10,838,558
Diluted                          14,669,583  12,180,777 14,262,916   10,838,558

                       PACIFIC CART SERVICES LTD.
                         (A Nevada Corporation)
                      (A Development Stage Company)
                Statement of Retained Earnings (Deficit)
                            (In U.S. Dollars)
                               (Unaudited)

                    Cumulative From
                    Date of Inception   Nine Months Ended   Three Months Ended
                    on August 27, 1998  September 30,       September 30,
                    to Sep 30, 2000     2000        1999    2000         1999

Balance, beginning
 of period          $       --  $ (266,467) $ (46,783) $ (1,048,064) $ (154,206)
Net Profit (Loss) for
 the Period           (943,721)   (677,254)  (166,416)      104,343     (58,993)
                   -----------  ----------  ---------  ------------  ----------
Retained Earnings
 (Deficit)         $  (943,721) $ (943,721) $(213,199) $   (943,721) $ (213,199)
                   ===========  ==========  =========  ============  ==========
       See Accompanying Notes and Independent Accountants' Report

                       PACIFIC CART SERVICES LTD.
                         (A Nevada Corporation)
                      (A Development Stage Company)
                         Statement of Cash Flows
                            (In U.S. Dollars)
                               (Unaudited)

                                   Nine Months Ended        Three Months Ended
                                      September 30,             September 30,
                                   2000        1999        2000      1999

Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period  $  (677,254) $ (166,416) $ 104,343 $ (58,993)
Shares issued for consulting
 services - net                       410,000      10,000   (200,000)       --
Shares issued on deposit on purchase of
assets of Mr. Tube Steak Canada Inc.  598,500          --         --        --
Changes in non-cash working capital items
Advances for expenses                    (222)     (4,637)    (1,025)   (4,637)
Accounts payable                       10,185        (750)     9,731       (65)
Unpaid management fees                162,482          --     56,152        --
Loan receivable                      (108,301)         --     (4,637)   26,000
Depreciation                            4,104       3,192      1,368     1,286
Deferred compensation expenses       (134,001)     42,999   (162,667)   14,333
                                  -----------  ----------  ---------  --------
                                      265,493    (115,612)  (196,735)  (22,076)
                                  -----------  ----------  ---------  --------
Investing Activities
Short term investment                      --          --         --    15,000
Deposit on purchase of assets
from Mr. Tube Steak Canada Inc.      (598,500)         --         --        --
Purchase of equipment                      --     (24,662)        --    (2,150)
                                  -----------  ----------  ---------  --------
                                     (598,500)    (24,662)        --    12,850
                                  -----------  ----------  ---------  --------
Financing Activities
Capital stock subscribed for cash     180,000      63,000    180,000        --
Notes payable                         135,852          --     28,338        --
Due to Mr. Tube Steak Canada Inc.       2,005          --      2,005        --
Due to related parties                     --      (2,436)        --    (7,418)
                                  -----------  ----------  ---------  --------
                                      317,857      60,564    210,343    (7,418)
                                  -----------  ----------  ---------  --------
Increase (Decrease) in Cash During
  the Period                          (15,150)    (79,710)    13,608   (16,644)
Cash, Beginning of the Period          44,014     105,553     15,256    42,487
                                  -----------  ----------  ---------  --------
Cash, End of the Period           $    28,864  $   25,843  $  28,864  $ 25,843
                                  ===========  ==========  =========  ========





     See Accompanying Notes and Independent Accountants' Report

                        PACIFIC CART SERVICES LTD
                         (A Nevada Corporation)
                      (A Development Stage Company)
                    Statement of Shareholders' Equity
For the Period From Date of Inception on August 27, 1998 to September 30, 2000
                           (in U.S. Dollars)
                               (Unaudited)
                                     Price    Number of         Additional
                                     Per      Common      Par     Paid-in
                                   Share      Shares    Value    Capital
Oct. 5, 98 Shares subscribed by
Director for cash (note 7(b))         $ 0.05   5,000,000 $   5,000 $  245,000
Oct. 5, 98 Shares subscribed by Director
 for finders' fee (note 7(a))         $ 0.05   2,000,000     2,000     98,000
Dec. 7, 98Share subscribed by
 private placement for cash           $ 0.05   1,283,000     1,283     62,867
Deferred compensation
Deferred compensation amortization
Net loss for the period
                                      ------   --------- --------- ----------
Balance, December 31, 1988                     8,283,000     8,283    405,867
Feb. 2, 99 Shares subscribed by Director
for consulting services               $ 0.05     250,000       250     12,250
Feb. 3, 99Shares subscribed by private
placement for cash                    $ 0.04    1,500,000    1,500     58,500
Jun. 15, 99Shares subscribed by stock option
exercised - shares to be issued
                                      $ 0.04   *3,000,000    3,000    117,000
Deferred compensation                                                 (2,500)
Dec 3, 99Shares subscribed by private
placement for cash                    $ 0.65       25,250       25     17,226
Deferred compensation amortization
Net loss for year ended
 December 31, 1999
                                      ------   ---------- -------- ----------
Balance, December 31,1999                      13,058,250   13,058    610,843
Net loss for six months ended
 June 30, 2000                        ------   ---------- -------- ----------
Deferred compensation amortization
                                               13,058,250   13,058    610,843
Deferred compensation amortization
January 2000 shares for assets of
Mr. Tube Steak Canada Inc.            $ 0.75      798,000      798    597,702
March 8, 2000 shares issued for
 consulting fees                      $ 0.50    1,220,000    1,220    608,780
Cancellation of shares issued for
consulting fees                                  (400,000)    (200)  (199,800)
Net loss for three months ended
September 30, 2000
Sep 30, 00Shares subscribed by stock option
exercised - shares to be issued       $ 0.06   *3,000,000    3,000    177,000
                                      ------   ---------- -------- ----------
Balance, September 30, 2000                    17,676,250   17,876  1,794,525
                                      ======   ========== ======== ==========
* subsequently issued
       See Accompanying Notes and Independent Accountants' Report
                                  F-5a

                        PACIFIC CART SERVICES LTD
                         (A Nevada Corporation)
                      (A Development Stage Company)
                    Statement of Shareholders' Equity
For the Period From Date of Inception on August 27, 1998 to September 30, 2000
                           (in U.S. Dollars)
                               (Unaudited)
                                              Total   Retained   Total
                                 Deferred     Capital Earnings   Shareholders'
                                 Compensation Stock   (Deficit)  Equity

Oct. 5, 98 Shares subscribed by
Director for cash (note 7(b))                $  250,000            $ 250,000
Oct. 5, 98 Shares subscribed by Director
for finders' fee (note 7(a))                    100,000              100,000
Dec. 7, 98 Share subscribed by
 private placement for cash                      64,150               64,150
Deferred compensation            (300,000)     (300,000)            (300,000)
Deferred compensation amortization 15,000        15,000               15,000
Net loss for the period                                    (46,783)  (46,783)
                                 --------     --------- ----------  --------
Balance, December 31, 1988       (285,000)      129,150    (46,783)   82,367
Feb. 2, 99Shares subscribed by Director
for consulting services                          12,500               12,500
Feb. 3, 99Shares subscribed by private
placement for cash                               60,000               60,000
Jun. 15, 99Shares subscribed by stock option
exercised - shares to be issued (117,000)         3,000                3,000
Deferred compensation             (2,500)        (2,500)              (2,500)
Dec 3, 99Shares subscribed by private
placement for cash                               17,251               17,251
Deferred compensation
 amortization                     57,332         57,332               57,332
Net loss for year ended
 December 31, 1999                                        (219,684) (219,684)
                                --------     ---------- ---------- ---------
Balance, December 31, 1999      (347,168)       276,733   (266,467)   10,266
Net loss for six months ended
 June 30, 2000                                            (781,597) (781,597)
Deferred compensation amortization               28,666     28,666    28,666
                                --------     ---------- ---------- ----------
                                (318,502)       305,399 (1,048,064)  (742,665)
Deferred compensation
 amortization                     14,333         14,333                14,333
January 2000 shares for assets of
Mr. Tube Steak Canada Inc.                      598,500               598,500
March 8, 2000 shares issued
 for consulting fees                            610,000               610,000
Cancellation of shares issued for
consulting fees                                (200,000)             (200,000)
Net loss for three months ended
September 30, 2000                                         104,343    104,343
Sep 30, 00Shares subscribed by stock option
exercised - shares to be issued  (177,000)        3,000                 3,000
                                 --------    ----------  --------- ----------
Balance, September 30, 2000      (481,169)    1,331,232   (943,721)   387,511
                                 ========    ==========  ========= ==========
* subsequently issued
       See Accompanying Notes and Independent Accountants' Report

                    PACIFIC CART SERVICES, LTD.
                      (A NEVADA STATE COMPANY)
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                         September 30, 2000
                         (in U.S. Dollars)

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

                    PACIFIC CART SERVICES, LTD.
                      (A NEVADA STATE COMPANY)
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                         September 30, 2000
                         (in U.S. Dollars)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Con't.)

e)   Fixed Assets / Depreciation
     The company depreciates its equipment at 20% per annum on a straight-line basis.
                                       September 30,

                                   2000           1999
          Cost                     $  24,662      $  24,622
          Accumulated Depreciation     8,664          3,192
                                   ---------      ---------
                                   $  15,998      $  21,470
                                   =========      =========
f)   Consolidation
     The Company has a Canadian wholly-owned subsidiary, Gretna Capital Corporation ("GRETNA"), which is inactive and has no assets. The intention is to utilize Gretna for closing of the acquisition of the business of Mister Tube Steak Canada Inc. When Gretna is activated the Company will prepare and disclose consolidated financial statements.

Note 3.  RELATED PARTY TRANSACTIONS:

a)   Management fees
     Management fees of $187,500 have been incurred by the Company in 2000 (1999 - $34,500).

b)   Expenses paid by directors
     Expenses incurred by directors on behalf of the Company comprised of travel and related costs of $10,103.

c) Agreement with Mister Tube Steak Canada Inc. (see Note 5) James Oste is President, Director and a shareholder of Mister Tube
     Steak Canada Inc.

d)   Note payable to shareholder, James Oste and related company (see
     Note 10(e)). There is a note payable of $33,553 to James Oste with a due date of March 15, 2001 and a note for $35,880 payable to Karenco Foods which is owned by James Oste and his wife.

                    PACIFIC CART SERVICES, LTD.
                      (A NEVADA STATE COMPANY)
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                         September 30, 2000
                         (in U.S. Dollars)

Note 3. RELATED PARTY TRANSACTIONS:(Con't.)

e) Effective January 1, 2000 remuneration is $150,000 per year for Robert Kinloch and $100,000 per year for James Oste. Management fees unpaid of $162,482 at September 30, 2000 are payable to the following persons:

               Robert Kinloch                $         88,982
                    James Oste                         73,500
                                             ----------------
                                             $        162,482
                                             ================

Note 4    INCOME TAXES

The Company has losses that total $931,721 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at September 30, 2000 as it is reduced by a valuation allowance.

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

                    PACIFIC CART SERVICES, LTD.
                      (A NEVADA STATE COMPANY)
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                         September 30, 2000
                         (in U.S. Dollars)

Note 5. AGREEMENT WITH MISTER TUBE STEAK CANADA INC. (Con't.)

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

                    PACIFIC CART SERVICES, LTD.
                      (A NEVADA STATE COMPANY)
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                         September 30, 2000
                         (in U.S. Dollars)

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

                    PACIFIC CART SERVICES, LTD.
                    (A NEVADA STATE CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000
                         (in U.S. Dollars)

                                                Compensation
                                                Expense
                                        Deferred  Nine Months
                              Total        Portion   Ended Sept 30
                             Compensation 9/30/00   2000         1999
a) 2,000,000 common shares
   issued as a finder's fee
   to Robert Kinloch, a
   director and officer of
   the Company at a price
   of $0.05 per share             $ 100,000   $  62,500  $ 13,500     $ 13,500
b) 5,000,000 common shares
   subscribed by James Oste,
   a director and officer of
   the Company at a cash price
   of $0.01 per share for a
   total of $50,000 giving rise
   to compensation at $0.04 per
   share, or $200,000               200,000     123,500     28,500      28,500
c) 250,000 common shares issued for
   consulting services to David Glass
   at a price of $0.05 per share     2,500        1,169        999         999
d) 3,000,000 common shares exercised
on stock options (Note 13)         117,000      117,000         --          --
e) 3,000,000 common shares exercised
   on stock options at a cash price of
   $0.001 per share giving rise to
   compensation of $0.059 per share or
   $177,000                        177,000      177,000         --          --
                               -----------    --------- ---------- -----------
                               $   596,500    $ 481,169 $   42,999 $    42,999
                               ===========    ========= ========== ===========


Note 8    PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at September 30, 2000 for pension, post-employment benefits or postretirement benefits.
The Company does not have a pension plan.

                    PACIFIC CART SERVICES, LTD.
                    (A NEVADA STATE CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000
                         (in U.S. Dollars)

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

Note 10  UNITED KENO HILL MINES LTD.

In February 2000, the company entered into a formal agreement with United Keno Hill Mines Ltd. (UKH) to provide that company with $150,000 CDN, over a six-week period ended March 30, 2000. $117,500 CDN ($81,055 US) had been advanced by March 31, 2000 and $32,500 CDN (22,599 US) for a total of $103,664 US. The agreement provides for conversion of the loan to UKH stock at $0.09 per share; Secondly, that PCS has the right to provide additional financing up to $4,000,000 CDN, such financing, if provided, in whole or in part, would also be convertible into UKH treasury stock at $0.09 per share and if fully exercised would 44,444,000 shares of UKH or approximately 50% of the outstanding stock of that company.

By September 30, 2000, the Company has accrued interest of $4,637.42 CDN on the loan of $150,000 CDN to United Keno Hill Mines Ltd.

Note 11  CONSULTING AGREEMENT - ALAN BERKUN

The company entered into a consulting agreement with Alan Berkun of New York City for the provision of services relating to Mergers and Acquisitions. Pursuant to this agreement, the company issued 1,220,000 treasury shares at a price of $0.50 per share. The company filed form S-8 for the stock and issued a letter of authorization to its transfer agent to issue the shares. The amount of $610,000 is charged as consulting fees less a recovery of $25,000 for net costs of $585,000, less 400,000 shares returned to the Company at $0.50 per share, or $200,000, so that costs relating to this agreement total $385,000 for the nine month period ended September 30, 2000.

                    PACIFIC CART SERVICES, LTD.
                    (A NEVADA STATE CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000
                         (in U.S. Dollars)

Note 12  NOTES PAYABLE

The company has the following promissory notes payable as at September 30, 2000 with interest at 9% per annum.

                                             Due Date

     Mallard Construction     $ 43,488       Payable on demand
     Mark Mcmunn                14,000       June 10, 2000
     Terry Yates                14,000       June 10, 2000
     Myles Haverluk             14,000       June 10, 2000
     Mr. Tube Steak
        Canada Inc.             24,633       June 19, 2000
     Karenco Foods              35,880       March 15,2001
     James Oste                 33,553       March 15,2001
     Rodney D Mancini            9,970       July 31, 2000
                              --------
                               189,524
     Accrued Interest            6,868
                              --------
                               196,392
                              ========

Interest of $6,868.28 is accrued on the notes payable and interest will be paid on the revised due dates. The note holders have agreed to extend the due dates and the extensions are yet to be formalized. (see Note 15(b))

Note 13  BRIDGE FINANCING

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

                    PACIFIC CART SERVICES, LTD.
                    (A NEVADA STATE CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000
                         (in U.S. Dollars)
Note 14    CAPITAL STOCK

a) Reconciliation to shares issued and outstanding as provided by transfer agent for the company, American Securities Transfer & Trust Inc., which changed name to Computershare Trust Co. is as follows:

     Shares issued and outstanding per
      transfer agent                         11,676,250 common shares
     Subscribed by stock option exercised
      on June 15, 1999, but shares not yet
      issued                                  3,000,000 common shares
     Subscribed by stock option exercised
      on September 30, 2000, but shares not
      yet issued                              3,000,000 common shares
                                             ----------
     Total shares subscribed and paid up as at
       September 30, 2000                    17,676,250 common shares
                                             ==========

b) On July 14, 2000, 400,000 shares were returned to the treasury from Alan Berkun that were initially issued to him at a price of $0.50 per share as part of the consideration issued to him relating to a consulting agreement, and the amount of $200,000 has been credited to Consulting Service Expenses in the current quarter ended September 30, 2000.

Note 15  SUBSEQUENT EVENTS

The Company is negotiating with note holders that have agreed to extend the due dates.

Investment Banking Advisory Services Agreement

By agreement dated September 29, 2000, the Company engaged CPM Group as investment banking advisors, for the period from September 29, 2000, to October 20, 2000, for 10,000 shares of the Company (not issued as at September 30, 2000) and 5% of the gross dollar proceeds to be raised in investments that CPM Group may bring to the Company. No costs have been recorded applicable to this agreement to September 30, 2000.

                    PACIFIC CART SERVICES, LTD.
                    (A NEVADA STATE CORPORATION)
                   (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000
                         (in U.S. Dollars)

Note 16  STOCK OPTION PLANS

     The Company has the following stock option plans:

     a)  Qualified Plan
         The plan is for 8,000,000 shares.
         The outstanding option granted to September 30, 2000 are as follows:
                                                  Final
                         Number         Exercise  Exercise
          Optionee       of Share       Price     Date

     Robert Kinloch      3,000,000      $  0.07   December 31, 2003
     James Oste            500,000      $  0.07   December 31, 2003
                         ---------
                         3,500,000
                         =========

     b)  Non-Qualified Plan
         The plan is for 4,000,000 shares.
         There are no outstanding options granted for this plan as at September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

GENERAL

     Marginal Revenue was recorded in the company for the 9 month period ended September 30, 2000.

The focus of the last two quarters has been on our investment in United Keno Hill Mines Ltd. (UKH). Management of Pacific Cart Services Ltd. (PCS) was instrumental in allowing UKH to seek protection from its creditors in February 2000 by providing debtor in possession financing. The $103,000.00 convertible loan offered to UKH vested PCS with the option to purchase up to 50% of the common equity of United Keno, which is listed on the Toronto Stock Exchange. That option may have expired on August 18th 2000.

United Keno Hill Mines Ltd. owns a 60 square mile mining camp, containing 65 known deposits, which have produced 215 million ounces of silver since 1914. At current prices mineable reserves would be projected to generate US$67,000,000 in Net Smelter Return based on a 33-month production schedule.

     At present, a management group from UKH has filed a plan of arrangement with the Ontario Superior Court offering $6,500,000.00 to the various classes of creditors in full and final settlement of its outstanding debts. Should this plan be implemented, PCS would be in a position to convert its loan in whole or in part or accept the return of its loan with accrued interest. While we have sought an equity interest for some time in UKH, the potential dilution caused by the convertible debt instrument set out in the plan of arrangement may force a re-examination of that desire.

As this is the third attempt by certain Keno managers to provide organizational financing and given the tenuous asset class upon which the financing depends, PCS has formed several alliances in the event their gambit fails. While we cannot be certain that UKH will not end up in bankruptcy, we intend to play a significant role should the opportunity present it self for increased investment.

Notwithstanding near term weakness, management believes that silver remains one of the best performing metals on a fundamental price basis with a compelling long term supply/demand profile and with good intermediate prospects should the U.S. dollar weaken as expected.

     Once the scope of our investment in UKH is quantified, which should occur in the 4th quarter, PCS will set out its broader strategy of conglomerating investments in four or five areas set up to create a counter point between cash flow and high yield investments, like United Keno. This new initiative will probably engender a corporate name change to reflect the company's new vision. We hope and anticipate that present investments will provide the base for this plan.

Liquidity and Capital Resources

The company has been able to raise funds through debt instruments, which have provided a source of working capital. We would prefer to balance this debt with an equity offering or private placement but that largely depends on the success of existing investments. Monetizing the company's convertible loan or commencement of revenue generation through the closure of existing contracts is a potential source of funding in the near term.

     Management will continue with its efforts to attract stable affordable capital to the corporation. Discussions are ongoing with interested parties but market conditions remain uncertain leading to a difficult financing environment for development stage companies. At present we are confident we have sufficient resources till the end of the fiscal year. Thereafter we must raise new capital or contemplate the curtailment of cessation of operations.


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

Dated this 15th day of November, 2000.


PACIFIC CART SERVICES LTD.



By:  /s/ Robert Kinloch
     Robert Kinloch, Secretary and member of
     the Board of Directors