Form 10KSB
period 2000-12-31
PACIFIC CART SERVICES LTD
filed 2001-04-16
CIK 1074929

                               FORM 10-KSB

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.   20549

[  x  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the fiscal year ended - December 31, 2000
          OR
[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from

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


State Issuer's revenues for its most recent fiscal year.
     December 31, 2000 - $6,728.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. December 31, 2000 - $244,100. There are approximately 4,883,000 shares of common voting stock of the Registrant held by non-affiliates. Based upon the average bid/ask price on April 9, 2001, the aggregate market value of the shares of Common Stock held by non-affiliates is $366,225.

Issuers involved in Bankruptcy Proceedings during the past Five Years. Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
     March 30, 2001 - 16,878,250 shares of Common Stock.

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

Distribution.

     The Company's operations will consist of selling Mobile Vending Carts, meats and related products to retailers. The Company does not manufacture any of the products. The Mobile Vending Carts are manufactured by MTS and the hot dogs and related products are manufactured by Fletcher.
Management believes that if MTS is unable to provide Mobile Vending Carts or products to the Company, the Company may be unable to replace its supply of Mobile Vending Carts, meats and related products. MTS manufactures the Mobile Vending Carts and operates primarily as an assembly plant. Outside manufacturers in the area produce most of the components that make up the carts.

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

United Keno Hill Mines Ltd.

     On the 18th day of November, 1999, the Company loaned $5,500.00 to United Keno Hill Mines Ltd (UKH) of Toronto, Canada.

     On February 18, 2000, the Company signed a term sheet with United Keno Hill Mines Ltd. of Toronto, Canada (USK:TSE). The basis of the agreement was a convertible loan for US$112,000.00 provided to UKH by the Company.

     As further consideration for the loan, the Company was given an option to purchase an amount of stock equal to approximately 100% of the then issued and outstanding common equity of United Keno and undiluted basis. The option expired on August 18, 2000.

     Management remains hopeful that it will yet play a significant role in this property. The poor performance of the world silver price, corporate liquidity constraints and larger well funded competitors may yet render our efforts unsuccessful. If this was to occur recognition must be given to the possibility of a 100% loss of our investment.

     With the close of fiscal 2000 and with the benefit of another year of experience in this arena, management believes it must broaden its horizons if it is to succeed on a broad scale. Special consideration must be given to the provision or acquisition of stable, adequate cashflow to fund operations. To this point we have been able to access capital from various private sources to maintain operations, however this method of funding cannot continue indefinitely.

     The Company must secure adequate capital for future operations or face the possibility of severely curtailing operations or ceasing operation altogether.

     The Company's efforts in the first quarter of fiscal 2001 will include work on a new business direction for the Company. This will probably include a name change to further focus the expected shift in direction.

Company's Office

     The Company's headquarters are located 2501 Lansdowne Avenue, Saskatoon, Saskatchewan, Canada S7J 1H3 and the telephone number is (306) 343-5799. The Company uses 100 square feet of space at the home of Robert Kinloch, the Company's President, Chief Executive Officer and member of the Board of Directors. There is no monthly fee.

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

     8. Issuance of Additional Shares. As of December 31, 2000, 82,121,750 shares of Common Stock or 83.12% of the 100,000,000 authorized shares of Common Stock of the Company are unissued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments, contracts or intentions to issue any additional shares to other persons, other than in the exercise of options and warrants, the Company may in the future attempt to issue shares to acquire products, equipment or properties, or for other corporate purposes. Any additional issuance by the Company, from its authorized but unissued shares, would have the effect of diluting the interest of existing shareholders. See "Description of Securities."

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


ITEM 2.   DESCRIPTION OF PROPERTIES.

     The Company doe not own any real property. The Company owns five easy-two trailer carts.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company has not submitted any matters to the Security Holders of the Company for a vote during the year ended December 31, 2000.

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

          Quarter Ended                  BID
                                   High      Low
     2000
          Fourth Quarter           0.480     0.4000
          Third Quarter            0.500     0.0625
          Second Quarter           0.625     0.6250
          First Quarter            2.125     0.1870
     1999
          Fourth Quarter           1.75      0.50
          Third Quarter            1.75      0.62
          Second Quarter            -0-       -0-
          First Quarter             -0-       -0-

(b)  Holders.

     As of December 31, 2000, there were approximately 26 holders of the Registrant's Common Stock. This number does not include those beneficial owners whose securities are held in street name.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

     Progress on the company's two investment initiatives has been slow.

     Having waited for over a year for a satisfactory closing pursuant to the letter of intent, management at the end of the fourth quarter 2000 is uncertain that the purchase of assets from Mr. Tubesteak Canada Inc. will proceed. In addition, the market research developed by Pacific Cart Services over fiscal 2000 has identified significant obstacles to proceeding with the Company's plan to expand the MTS system to the American Southwest.

     The Company has ceased to actively pursue the project and no further resources will be dedicated to it. At the point of formal withdrawal, notice will be given and shares issued in trust as a deposit will be returned to the treasury.

     On February 18, 2000, the Company signed a term sheet with United Keno Hill Mines Ltd. of Toronto, Canada (UKH:TSE). The basis of the agreement was a convertible loan for US$112,000.00 provided to UKH by the Company.

     As further consideration for the loan, the Company was given an option to purchase an amount of stock equal to approximately 100% of the then issued and outstanding common equity of United Keno and undiluted basis. The option expired on August 18 2000.

     Management remains hopeful that it will yet play a significant role in this property. The poor performance of the world silver price, corporate liquidity constraints and larger well funded competitors may yet render our efforts unsuccessful. If this was to occur recognition must be given to the possibility of a 100% loss of our investment.

     With the close of fiscal 2000 and with the benefit of another year of experience in this arena, management believes it must broaden its investment horizons if it is to succeed on a broad scale. Special consideration must be given to the provision or acquisition of stable, adequate cashflow to fund operations. To this point the Company has been able to access capital from various private sources to maintain operations, however this method of funding cannot continue indefinitely.

     The Company must secure adequate capital for future operations or face the possibility of severely curtailing operations or ceasing operation altogether.

     The Company's efforts in the first quarter of fiscal 2001 will include work on a new business direction for the Company. This will probably include a name change to further focus the expected shift in direction.

     In 2000, the Company had no active business activity. For this reason management believes any comparison with the period ending December 31 is not meaningful.

Minimal Unpaid but Accrued Revenues from Operations were earned in fiscal
2000.

     The Company generated unpaid but accrued revenues of $6,728 in 2000 which consisted of accrued interest. Total expenses incurred by the Company for the twelve months ended December 31, 2000 were $807,213. Administrative Expenses make up 100% of Total Expenses. These include $250,000 in salaries for the Company's management, $29,153 in legal expenses, and $14,804 in travel. The balance of the administrative expenses consists of Consulting Services, Amortization of Deferred Compensation and other general corporate and office expenses.

     During 2000 the Company expensed $14,324 in interest relating to several promissory notes issued for corporate purposes.

     The net loss for the Company for the twelve months ended December 31, 2000 was $800,485 compared with a loss of $219,684 in fiscal 1999. The entire loss was due to Administrative Charges.

     The Company's Per Share Loss for the year on both a basic and diluted basis was $0.05 per share. While management is pursuing several initiatives, the company will continue to operate at a due to ongoing administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     During the twelve months ended December 31, 2000, the Company raised $129,307 through debt instruments (includes accrued interest). In addition, the Company realized $3,000.00 from the exercise of options.

     The Company utilized $355,323 in its operating activities per the cash flow statement.

     At the end of fiscal 2000 the Company has a near zero cash position. The Company has no sources of liquidity and does not anticipate revenue generation until the 2nd or 3rd quarter of 2001 although no assurance can be given that these parameters can be met. They represent the earliest revenue generation possible.

     Shareholders continue to play a major role in funding the corporation's operating activities and will continue to do so until the company begins to earn revenue.

     The Company continues to search for a suitable equity investor to fund long term growth. The Company has no assurance and can offer no guarantee that it will be successful in its search.

     Failure to raise additional capital going forward could seriously impact the Company's ability to continue as a going concern. Management will continue to source short term debt until revenue generation can be achieved. It is not at all certain that debt financing will be found on terms acceptable to the Company's management.


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
Vancouver, BC   V7Y 1C6



                      INDEPENDENT AUDITORS' REPORT


To the Directors of
Pacific Cart Services Ltd. (A Nevada Corporation)
(A Development Stage Company)

We have audited the accompanying Balance Sheet of Pacific Cart Services
Ltd. (A Development Stage Company) as at December 31, 2000 and December 31, 1999, and the related Statement of Income, Retained Earnings (Deficit),
Cash Flows and Shareholders' Equity for the year ended December 31, 2000 and December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Cart Services Ltd. (A Development Stage Company) as of December 31, 2000 and December 31, 1999 and the results of its operations and Cash Flows for the year ended December 31, 2000 and December 31, 1999 in conformity with generally accepted accounting principles (GAAP).



                                             "Moen and Company"

Vancouver, British Columbia, Canada
April 9, 2001                                Chartered Accountants

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Balance Sheet
December 31, 2000
(In U.S. Dollars)
                      (With Comparative Figures at
December 31, 1999)

ASSETS
Current Assets                          2000           1999
 Cash                                   $        3     $ 44,014
 Loan receivable (Note 10)                 106,727           --
 Advances for expenses                          --        6,838
                                        ----------     --------
                                           106,730       50,852
Fixed Assets (Note 2(e))
 Equipment at cost less accumulated
  depreciation                              15,170       20,102
                                        ----------     --------
                                        $  121,900     $ 70,954
                                        ==========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Accounts payable                       $   21,566     $    148
 Management fees payable (Note 3(e))       214,165           --
 Notes payable and accrued interest
  (Note 12)                                189,847       60,540
 Due to Mr. Tube Steak Canada Inc.           2,005           --
                                        ----------     --------
                                           427,583       60,688
                                        ----------     --------
Shareholders' Equity
 Capital Stock (Note 14)
  Authorized:
   100,000,000 common shares at
    $0.001 par value
  Issued and fully paid
   16,878,250 common shares at par value
   (1999 - 13,058,250 common shares)        17,078        14,296
  Additional paid-in capital             1,196,823       609,605
  Deferred compensation                   (448,968      (347,168)
                                        ----------     ---------
                                           764,933       276,733
Deficit, accumulated during the
 development stage                      (1,066,952)     (266,467)
Cumulative currency translation
 adjustment                                 (3,664)           --
                                        ----------     ---------
                                          (305,683)       10,266
                                        ----------     ---------
                                        $  121,900        70,954
                                        ==========     =========
Approved on Behalf of the Board
"James Oste" Director
"David Glass" Director
"Robert J. Kinloch" Director

See Accompanying Notes and Independent Auditors' Report
                                   F-2

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Statement of Income
(In U.S. Dollars)

               Cumulative From
               Date of Inception    Year Ended          Three Months Ended
               on August 27,1998    December 31,            December 31,
               to Dec 31, 2000   2000        1999        2000       1999

Revenue
Interest income    $      6,728  $    6,728  $       --  $    2,091  $       --
                   ------------  ----------  ----------  ----------  ----------
Administration Expenses
Accounting fees          11,440       6,040       3,350         350       1,100
Acquisition
 administration fees      5,000          --       5,000          --         --
Amortization of
 deferred compensation
 (Note 7)               147,532      75,200      57,332      32,201      14,333
Consulting
 services - net         428,074     399,594      28,480         530      14,980
Depreciation              9,492       4,932       4,560         828       1,368
Interest expenses        14,324      14,324          --       7,456          --
Investor relations       11,491       1,491      10,000          --          --
Legal expenses           74,180      29,153      24,875      11,962         147
Management fees         296,500     250,000      46,500      62,500      12,000
Merchandise design        1,650          --       1,650          --          --
Office expenses          16,167       9,608       5,826       4,811       1,435
Transfer agent fees       4,763       2,067       1,696         (17)        217
Travel expenses          53,067      14,804      30,415       4,701       7,688
                   ------------  ----------  ----------  ----------  ----------
Total administration
 expenses             1,073,680     807,213     219,684     125,322      53,268
                   ------------  ----------  ----------  ----------  ----------
Net Profit (Loss)
 for the Period    $ (1,066,952) $ (800,485) $ (219,684) $ (123,231) $  (53,268)
                   ============  ==========  ==========  ==========  ==========
Net Profit (Loss)
 Per Common Share
  Basic                          $    (0.05) $     0.02        0.01       (0.01)
  Diluted                        $    (0.05) $     0.02        0.01       (0.01)

Average Number of
 Common Shares
 Outstanding
 Basic                           14,669,583  12,180,777  14,262,916  10,838,558
 Diluted                         14,669,583  12,180,777  14,262,916  10,838,558

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Statement of Retained Earnings (Deficit)
(In U.S. Dollars)

               Cumulative From
               Date of Inception    Year Ended          Three Months Ended
               on August 27,1998    December 31,            December 31,
               to Dec 31, 2000   2000       1999         2000        1999
Balance, beginning
 of period       $         --  $  (266,467) $  (46,783) $  (943,721) $ (213,199)
Net Profit (Loss)
 for the Period    (1,066,952)    (800,485)   (219,684)    (123,231)    (53,268)
                 ------------  -----------  ----------  -----------  ----------
Retained Earnings
 (Deficit)       $ (1,066,952) $(1,066,952) $ (266,467) $(1,066,952) $ (266,467)
                 ============ ============  ==========  ===========  ==========
         See Accompanying Notes and Independent Auditors' Report

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Statement of Cash Flows
(In U.S. Dollars)

                                    Year Ended         Three Months Ended
                                   December 31,             December 31,
                                  2000       1999        2000        1999
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period $ (800,485) $ (219,684) $ (123,231) $ (53,268)
Shares issued for consulting
 services - net                     410,000      10,000    (200,000)        --
Changes in non-cash working capital
 items
 Advances for expenses                6,838     (6,838)       7,060     (2,201)
 Accounts payable                    21,418       (602)      11,233         148
 Unpaid management fees             214,165         --       51,683
 Loan receivable                   (106,727)        --        1,574          --
 Cumulative adjustment               (3,664)        --       (3,664)         --
 Depreciation                         4,932      4,560          828      1,368
 Deferred compensation expenses    (101,800)    57,332       32,201     14,333
                                 ---------- ----------   ----------  ---------
                                   (355,323)  (155,232)    (222,316)   (39,620)
                                 ---------- ----------   ----------  ---------
Investing Activities
 Purchase of equipment                   --    (24,662)          --         --
                                 ---------- ----------   ----------  ---------
Financing Activities
 Capital stock subscribed for cash  180,000     80,251      200,000     17,251
 Notes payable                      129,307     40,540       (6,545)    40,540
 Due to Mr. Tube Steak Canada Inc.    2,005         --
 Due to related parties                  --     (2,436)          --
                                 ---------- ----------   ----------  ---------
                                    311,312    118,355      193,455     57,791
                                 ---------- ----------   ----------  ---------
Increase (Decrease) in Cash
 During the Period                  (44,011)   (61,539)     (28,861)    18,171

Cash, Beginning of the Period        44,014    105,553       28,864     25,843
                                 ---------- ----------   ----------  ---------
Cash, End of the Period          $        3 $   44,014   $        3  $  44,014
                                 ========== ==========   ==========  =========
















See Accompanying Notes and Independent Auditors' Report

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Statement of Shareholders' Equity
For the Period From Date on August 27,1998 to December 31,2000
(in U.S. Dollars)

                           Price   Number of            Additional
                           Per     Common      par      Paid-in     Deferred
                           Share   Shares      Value    Capital     Compensation

Oct. 5,98 Shares subscribed
 by Director for cash
 (note 7(b))               $0.05   5,000,000   $5,000   $ 245,000
Oct. 5, 98 Shares subscribed
 by Director for finders' fee
 (note 7(a))               $0.05   2,000,000    2,000      98,000
Dec. 7,98 Share subscribed
 by private placement
 for cash                  $0.05   1,283,000    1,283      62,867
Deferred compensation                                                (300,000)
Deferred compensation amortization                                     15,000
Net loss for the period
                                  ----------   ------   ---------    --------
Balance, December 31,1988          8,283,000   8,283      405,867    (285,000)
Feb. 2, 99 Shares subscribed
 by Director for consulting
 services                 $0.05      250,000     250       12,250
Feb. 3, 99 Shares subscribed
 by private    placement
 for cash                 $0.04    1,500,000   1,500       58,500
Jun. 15,99 Shares subscribed by
 stock option exercised - shares
 to be issued             $0.04    3,000,000   3,000      117,000    (117,000)
Deferred compensation                                                  (2,500)
Dec 3, 99 Shares subscribed by private
placement for cash        $0.65       25,250      25       17,226
Deferred compensation amortization                                     57,332
Net loss for year ended
 December 31, 1999
                                  ----------  ------    ---------    --------
Balanc, December 31, 1999         13,058,250  13,058      610,843    (347,168)
January 2000 shares for
 assets of Mr. Tube Steak
 Canada Inc.              $0.75      798,000     798      597,702
Mar 8, 2000 shares issued
 for consulting fees      $0.50    1,220,000   1,220      608,780
Cancellation of shares issued
 for consulting fees                (400,000)   (200)    (199,800)
Sep 30, 00 Shares subscribed
 by stock option exercised -
 shares to be issued      $0.06    3,000,000   3,000      177,000    (177,000)
Deferred compensation
 amortization                                                          75,200
Shares to be returned to
 treasury on cancellation
 of deal with Mr. Tube
 Steak Canada Inc.                  (798,000)   (798)    (597,702)
Cumulative Currency
 Translation Adjustment
Net loss for year ended
 December 31, 2000
                                  ----------  ------    ---------    --------
Balance,
 December 31, 2000                16,878,250  17,078    1,196,823    (448,968)
                                  ==========  ======    =========    ========

         See Accompanying Notes and Independent Auditors' Report

                                  F-5a

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Statement of Shareholders' Equity
For the Period From Date on August 27,1998 to December 31,2000
(in U.S. Dollars)

                                            Cumulative              Total
                                   Total    Retained   Currency     Share
                                   Capital  Earnings   Translation  holders'
                                   Stock    (Deficit)  Adjustment   Equity

Oct. 5,98 Shares subscribed by
 Director for cash (note 7(b))     $250,000                         $250,000
Oct. 5, 98 Shares subscribed by
 Director for finders' fee
 (note 7(a))                        100,000                          100,000
Dec. 7,98 Share subscribed by
 private placement for cash          64,150                           64,150
Deferred compensation              (300,000)                        (300,000)
Deferred compensation amortization   15,000                           15,000
Net loss for the period                        (46,783)              (46,783)
                                  --------  ----------    ------    --------
Balance, December 31,1988          129,150     (46,783)               82,367
Feb. 2, 99 Shares subscribed by
 Director for consulting services   12,500                            12,500
Feb. 3, 99 Shares subscribed
 by private placement for cash      60,000                            60,000
Jun. 15,99 Shares subscribed by
 stock option exercised - shares
 to be issued                        3,000                             3,000
Deferred compensation               (2,500)                           (2,500)
Dec 3, 99 Shares subscribed by
 private placement for cash         17,251                            17,251
Deferred compensation amortization  57,332                            57,332
Net loss for year ended
 December 31, 1999                (219,684)                         (219,684)
                                  --------  ----------    ------    --------
Balanc, December 31,1999           276,733    (266,467)               10,266
January 2000 shares for
 assets of Mr. Tube Steak
 Canada Inc.                       598,500                           598,500
Mar 8, 2000 shares issued
 for consulting fees               610,000                           610,000
Cancellation of shares issued
 for consulting fees              (200,000)                         (200,000)
Sep 30, 00 Shares subscribed
 by stock option exercised - shares
 to be issued                        3,000                             3,000
Deferred compensation amortization  75,200                            75,200
Shares to be returned to treasury
 on cancellation of deal with Mr.
 Tube Steak Canada Inc.           (598,500)                         (598,500)
Cumulative Currency
 Translation Adjustment                                   (3,664)     (3,664)
Net loss for year ended
 December 31, 2000                           (800,485)              (800,485)
                                  -------- ----------     ------    --------
Balance,
 December 31, 2000                 764,933 (1,066,952)    (3,664)   (305,683)
                                   ======= ==========     ======    ========







     See Accompanying Notes and Independent Auditors' Report

                                  F-5b

                       PACIFIC CART SERVICES LTD.
                         (A Nevada Corporation)
                      (A Development Stage Company)
                      Notes to Financial Statements
                            December 31, 2000
                            (in U.S. Dollars)

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

     b)   Translation of Foreign Currency

          The functional currency and the reporting currency is the United States Dollar.

          Monetary assets and liabilities are translated at the current rate of exchange.

          The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.

          The gain or loss on translation is reported as a separate component of stockholders' equity and not recognized in net income. Gains or losses on remeasurement are recognized in current net income.

          Gains or losses from foreign currency transactions are recognized in current net income.

          Fixed assets are measured at historical exchange rates that existed at the time of the transaction.

          Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.






         See Accompanying Notes and Independent Auditors' Report

                       PACIFIC CART SERVICES LTD.
                         (A Nevada Corporation)
                      (A Development Stage Company)
                      Notes to Financial Statements
                            December 31, 2000
                            (in U.S. Dollars)
Note 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

          An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity, is as follows:
                                                    December 31,
                                                  2000      1999

          Beginning balance, December 31          $      0  $  0
          Changes during the period                 (3,664)    0
                                                  --------  ----
                                                  $ (3,664) $  0
                                                  ========  ====

          Capital accounts are translated at their historical exchange rates when the capital stock is issued.

          The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the year.

     c)   Basis of Presentation
          These financial statements are prepared in accordance with United States Generally Accepted Accounting Principles (GAAP).

     d)   Net Loss Per Share
          Net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding (including shares subscribed but unissued) during the period.

     e)   Fixed Assets / Depreciation
          The company depreciates its equipment at 20% per annum on a straight-line basis.
                                                    December 31,
                                                  2000      1999
          Cost                                    $ 24,662  $ 24,662
          Accumulated Depreciation                   9,492     4,560
                                                  --------  --------
                                                  $ 15,170  $ 20,102
                                                  ========  ========
     f)   Consolidation
          The Company has a Canadian wholly-owned subsidiary, Gretna Capital Corporation ("GRETNA"), which is inactive and has no assets. The intention was to utilize Gretna for closing of the acquisition of the business of Mister Tube Steak Canada Inc.. As the proposed acquisition is canceled, Gretna is not activated and, accordingly, these financials are not disclosed on a consolidated basis.


         See Accompanying Notes and Independent Auditors' Report

                       PACIFIC CART SERVICES LTD.
                         (A Nevada Corporation)
                      (A Development Stage Company)
                      Notes to Financial Statements
                            December 31, 2000
                            (in U.S. Dollars)

Note 3.  RELATED PARTY TRANSACTIONS:

     b)   Management fees
          Management fees of $250,000 have been incurred by the Company in 2000 (1999
              $46,500).
     c)   Expenses paid by directors
          Expenses incurred by directors on behalf of the Company are comprised of travel and related costs of $14,804.
     d)   Agreement with Mister Tube Steak Canada Inc. (see Note 5)
          James Oste is President, Director and a shareholder of Mister Tube Steak Canada Inc.
     e) Notes payable to shareholder, James Oste and related company (see Note 10(e))
          There is a demand promissory note payable of $33,553 to James Oste and a demand promissory note for $35,880 payable to Karenco Foods which is owned by James Oste and his wife.
     f) Effective January 1, 2000 remuneration is $150,000 per year for Robert Kinloch and $100,000 per year for James Oste. Management fees unpaid of $214,165 at December 31, 2000 are accrued for the following persons:

                    Robert Kinloch           $ 117,930
                    James Oste                  96,235
                                             ---------
                                             $ 214,165
                                             =========
Note 4    INCOME TAXES

     The Company has losses that total $1,066,952 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at December 31, 2000 as it is reduced by a valuation allowance.

Note 5    AGREEMENTS WITH MISTER TUBE STEAK CANADA INC. - Terminated

     b) By agreement dated January 10, 1999 and signed on January 26, 1999, between Mister Tube Steak Canada Inc. ("MTS") and Pacific Cart Services Ltd. ("PCS"), MTS appointed PCS as its exclusive distributor for its products in California and Washington State. The effective date of the agreement is February 1, 1999 for an initial period of five years for the United States, and with respect to all other countries five years from February 1, 1999 or such date as may be agreed to by the parties with respect to any additional country. Products purchased by PCS from MTS represented by equipment and food and dry goods are payable on a sixty day basis.

         See Accompanying Notes and Independent Auditors' Report

                       PACIFIC CART SERVICES LTD.
                         (A Nevada Corporation)
                      (A Development Stage Company)
                      Notes to Financial Statements
                            December 31, 2000
                            (in U.S. Dollars)



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

     c) Pursuant to a letter of intent and to the AGM of Mister Tube Steak Canada Inc. (MTS) the company has drawn up a formal agreement of Purchase and Sale between it's inactive wholly owned subsidiary Gretna Capital Corporation ("GRETNA") and MTS. In January 2000 the company issued 798,000 shares at a price of $0.75 per share for consideration of $598,500 with the shares to be held in trust by Bryan and Co. pending closing of this transaction.

          This agreement has been terminated and is recorded as such in these financial statements. The 798,000 shares have subsequently been returned to treasury for cancellation (Note
          16).

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



         See Accompanying Notes and Independent Auditors' Report

                       PACIFIC CART SERVICES LTD.
                         (A Nevada Corporation)
                      (A Development Stage Company)
                      Notes to Financial Statements
                            December 31, 2000
                            (in U.S. Dollars)

Note 6      EMPLOYMENT AGREEMENT (cont'd)

     iii) for both of the above agreements, subsequent year compensation is to be negotiated prior to commencement of a new year. Additional compensation is as follows:
          b)   reimbursement of all out-of-pocket expenses payable or
               incurred by the employee in   connection with his duties
               under the agreement
          c) all reasonable travelling expenses incurred by the employee in the course of his
               -    duties
               -    six weeks paid vacation
               -    club membership not to exceed $1,000
               - stock option package to be negotiated during the first year of employment

Note 7    COMPENSATION/DEFERRED COMPENSATION

     Shares have been issued that give rise to compensation expense. This compensation is amortized over a five year period. Details of compensation expense and deferred compensation are as follows:

                                                              Compensation
                                                                 Expense
                                                 Deferred     Year Ended
                                   Total         Portion      December 31,
                                   Compensation  12/31/00   2000       1999
b)   2,000,000 common shares issued
     as a finder's fee to Robert
     Kinloch, a director and officer
     of the Company at a price of
     $0.05 per share               $ 100,000    $  56,000   $ 20,000   $ 19,000
c)   5,000,000 common shares
     subscribed by James Oste, a
     director and officer of the
     Company at a cash price of
     $0.01 per share for a total
     of $50,000 giving rise to
     compensation at $0.04 per
     share, or $200,000              200,000      112,000     40,000     38,000
d)   250,000 common shares issued
     for consulting services to
     David Glass at a price of
     $0.05 per share                  2,500         1,668        500        332
e)   3,000,000 common shares
     exercised on stock options
     (Note 13)                      117,000       111,150      5,850         --
f)   3,000,000 common shares
     exercised on stock options
     at a cash price of $0.001
     per share giving rise to
     compensation of $0.059 per
     share or $177,000              177,000       168,150     8,850          --
                                  ---------     ---------  --------  --------
                                  $ 596,500     $ 448,968  $ 75,200  $ 57,332
                                  =========     =========  ========  ========

         See Accompanying Notes and Independent Auditors' Report
                                   F-9

                       PACIFIC CART SERVICES LTD.
                         (A Nevada Corporation)
                      (A Development Stage Company)
                      Notes to Financial Statements
                            December 31, 2000
                            (in U.S. Dollars)

Note 8    PENSION AND EMPLOYMENT LIABILITIES
     The Company does not have any liabilities as at December 31, 2000 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.

Note 9       FINANCIAL INSTRUMENTS
     The Company's financial instruments consist of cash, loan receivable, accounts payable, management fees payable and notes payable and accrued interest. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

Note 10  LOAN RECEIVABLE - UNITED KENO HILL MINES LTD.

     In February 2000, the company entered into a formal agreement with United Keno Hill Mines Ltd. (UKH) to provide that company with $150,000 CDN, over a six-week period ended March 30, 2000. $117,500 CDN ($81,055 US) had been advanced by March 31, 2000 and $32,500 CDN (22,599 US) for a total of $103,664 US. The agreement provides for conversion of the loan to UKH stock at $0.09 per share; Secondly, that PCS has the right to provide additional financing up to $4,000,000 CDN, such financing, if provided, in whole or in part, would also be convertible into UKH treasury stock at $0.09 per share and if fully exercised would 44,444,000 shares of UKH or approximately 50% of the outstanding stock of that company.
     To December 31, 2000, the Company has accrued interest of $6,727 US on the loan of $150,000 CDN to United Keno Hill Mines Ltd.

                                   CDN            U.S.
          Principal Balance        $ 150,000      $ 100,000
          Accrued Interest            10,090          6,727
                                   ---------      ---------
                                   $ 160,090      $ 106,727
                                   =========      =========

Note 11  CONSULTING AGREEMENT   ALAN BERKUN - terminated

     The company entered into a consulting agreement with Alan Berkun of New York City for the provision of services relating to Mergers and Acquisitions. Pursuant to this agreement, the company issued 1,220,000 treasury shares at a price of $0.50 per share. The company filed form S-8 for the stock and issued a letter of authorization to its transfer agent to issue the shares. The amount of $610,000 is charged as consulting fees less a recovery of $25,000 for net costs of $585,000, less 400,000 shares returned to the Company at $0.50 per share, or $200,000, so that costs relating to this agreement total $385,000.for the year ended December 31, 2000. There is no further relationship between the Company and Mr. Berkun at December 31, 2000.

         See Accompanying Notes and Independent Auditors' Report

                       PACIFIC CART SERVICES LTD.
                         (A Nevada Corporation)
                      (A Development Stage Company)
                      Notes to Financial Statements
                            December 31, 2000
                            (in U.S. Dollars)

Note 12  NOTES PAYABLE

     The company has the following demand promissory notes payable as at December 31, 2000 with interest accrued at 9% per annum.

          Mallard Construction                    $  43,488
          Rodney D Mancini                            9,970
                                                  ---------
                                                     53,458
          Mark Mcmunn                                14,000
          Terry Yates                                14,000
          Myles Haverluk                             14,000
          Mr. Tube Steak Canada Inc.                 10,633
          Karenco Foods                              35,880
          James Oste                                 33,553
                                                  ---------
                                                    175,524
          Accrued Interest to December 31, 2000      11,303
                                                  ---------
                                                  $ 186,827
                                                  =========
Note 13  BRIDGE FINANCING

     Basic International Development Corporation of New York represents that it acts as the American agent for a European based pension fund. Having secured the Keno agreement, Note 10 above, company management entered into a joint venture agreement with Basic International Development Corporation (Basic), whereby Basic would provide take-out financing guarantees if PCS could provide bridge financing to United Keno for working capital and preproduction costs. As at December 31, 2000, the Company has suspended future negotiations related to this matter.

Note 14    CAPITAL STOCK

     a)   Total shares subscribed and paid up as at
               December 31, 2000                  17,676,250 common shares
          Deduct:
               Shares subsequently (see Subsequent
               Events Note 16 below) returned to
               treasury on cancellation of deal
               with Mr. Tube Steak Canada Inc.       798,000
                                                  ----------
                                                  16,878,250
                                                  ==========
     b) On July 14, 2000, 400,000 shares were returned to the treasury from Alan Berkun that were initially issued to him at a price of $0.50 per share as part of the consideration issued to him relating to a consulting agreement, and the amount of $200,000 has been credited to Consulting Service Expenses in the quarter ended September 30, 2000.

         See Accompanying Notes and Independent Auditors' Report

                       PACIFIC CART SERVICES LTD.
                         (A Nevada Corporation)
                      (A Development Stage Company)
                      Notes to Financial Statements
                            December 31, 2000
                            (in U.S. Dollars)

Note 15  STOCK OPTION PLANS

     The Company has no outstanding stock options at December 31, 2000 relating to a Qualified Stock Option Plan.

     There is a Non Qualifying Stock Option Agreement outstanding at December 31, 2000 with Richard Woytkiw for 150,000 common shares at a purchase price of $0.81 per share, exercisable on or before November 15, 2002.

Note 16  SUBSEQUENT EVENTS

     The deal with Mr. Tube Steak Canada Inc. outlined in Note 5 (above) is recorded as cancelled as at December 31, 2000. However, the 798,000 shares of the Company were subsequently returned to treasury in 2001.



































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

David Glass - Secretary/Treasurer, Chief Financial Officer and Board
Member.

     Since inception, Mr. Glass has been a founder, Treasurer, Chief Financial Officer and a member of the Board of Directors. On March 5, 2000, Mr. Glass became the Secretary of the Company. Since February 1985, Mr. Glass has been a partner with the accounting firm of Shell & Glass in Winnipeg, Manitoba, Canada. From May 1977 to March 1999, Mr. Glass worked as an independent management consultant. Mr. Glass graduated from the Accountancy of Manitoba in 1971 with a certificate in accounting and is a licensed accountant in Winnipeg, Manitoba, Canada.

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


ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth the aggregate compensation paid by the Company for services rendered during the period indicated:


                       SUMMARY COMPENSATION TABLE

                    Long Term Compensation       Compensation
                Annual  Compensation              Awards        Payouts
(c)         (b) (c)        (d)   (e)    (f)       (g)       (h)  (i)
Name                             Other  Resticted           LTIP All
and                              Annual Stock               Pay- Other
Principal                        Compen Awards    Options/  Outs Compen
Position    Year Salary    Bonus sation ($)       SAR's(#)  ($)  sation

James Oste  2000 $    -0-  $ 0   $ 0    $ 0       1,500,000 $ 0  $ 0
 Chairman   1999 $ 24,000  $ 0   $ 0    $ 0       3,500,000 $ 0  $ 0
            1998 $    -0-  $ 0   $ 0    $ 0               0 $ 0  $ 0

Robert
 Kinloch    2000 $ 24,218  $ 0   $ 0    $ 0       1,500,000 $ 0  $ 0
President   1999 $ 22,000  $ 0   $ 0    $ 0       2,500,000 $ 0  $ 0
 & Director 1998 $    -0-  $ 0   $ 0    $ 0               0 $ 0  $ 0

David Glass
Secretary/  2000 $    -0-  $ 0   $ 0    $ 0               0 $ 0  $ 0
 Treasurer  1999 $    -0-  $ 0   $ 0    $ 0               0 $ 0  $ 0
 & Director 1998 $    -0-  $ 0   $ 0    $ 0               0 $ 0  $ 0


     The Company anticipates paying the following salaries in 2001, subject to the Company beginning profitable operations and generating sufficient revenues to pay the same:

     James Oste          Chairman                 $ 100,000
     Robert Kinloch      President                $ 150,000
     David  Glass        Treasurer                $       0

     There are no stock option, retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors.

Option/SAR Grants in the last Fiscal Year.

                              Percentage
               Number of      of Options
               Securities     granted to     Market
               Underlying     Employees      Exercise of  Price on
               Options        in the         Base Price   Date of   Expiration
Name           Granted        Fiscal Year    ($/Sh)       Grant     Date

James F. Oste  1,500,000      50.0%          $0.001       $0.07     12/31/00
               3,500,000      58.3%          $0.04        $0.05     05/08/00
Robert J.
 Kinloch       1,500,000      50.0%          $0.001       $0.07     12/31/00
               2,500,000      41.7%          $0.04        $0.05     05/08/00
David G. Glass         0        0              -0-          -0-          N/A

Aggregate Options Exercised in the Last Fiscal Year and Fiscal Year-End Option Values

     3,000,000 stock options were exercised by Mr. Oste and Mr. Kinloch during the 2000 fiscal year.

     3,000,000 stock options were exercised by Mr. Oste and Mr. Kinloch during the 1999 fiscal year.

                                             Number of
                                             securities     Value of
                                             underlying     unexercised
                                             unexercised    in-the-money
                                             Options        Options
               Shares                        12/31/00 (#)   12/31/00 ($)
               acquired on    Value          Exercisable/   Exercisable/
Name           exercise (#)   Realized ($)   unexercisable  unexercisable

James Oste     1,500,000      $88,500        0/0            0/0
               2,000,000      $80,000        1,500,000/0    $1,125,000/0
Robert Kinloch 1,500,000      $88,500        0/0            0/0
               1,000,000      $40,000        1,500,000/0    $1,125,000/0

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

     The following table sets forth the share holdings of those persons who own more than five percent of the Company's Common Stock as of December 31, 2000:


Name and                                Number of                Percent
address of owner         Shares         Position                 of Class

James F. Oste             7,200,000     Chairman of the          42.65%
350 Margaret Ave.                       Board of Directors
Winnipeg, Manitoba
Canada R2V 1T8

Robert J. Kinloch         4,500,000     President, Chief         26.66%
2501 Lansdowne Ave.                     Executive Officer and a
Saskatoon, Saskatchewan                 member of the Board of
Canada S7J 1H3                          Directors

David G. Glass              260,000     Treasurer/Secretary,      1.89%
201 Ambassador Row                      Chief Financial Officer
Winnipeg, Manitoba                      and a member of the
Canada   R2U 3L9                        Board of Directors

All officers and         11,960,000                              70.85%
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

     On August 27, 1998, Mr. Oste lent the Company $20,000 as evidenced by a promissory note dated August 27, 1998. The promissory began accruing interest at a rate of 9% on January 1 2000. Pursuant to the agreement of the parties, demand to pay the promissory note could not be made by Mr. Oste until June 1, 1999. On March 15, 1999, Mr. Oste extended the time period to call the promissory note to March 15, 2000.

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

     On February 22, 1999, the Company acquired five easy-tow trailers carts from Karenco Food Ltd., owned by James Oste, the Company's former President, in consideration of $15,000.

     Further, Mr. Oste has agreed to abstain from voting, as an officer and director of the Company and MTS, on matters which result in a conflict of
interest with respect to both corporations.   Mr. Kinloch, on the other
hand, is not an officer or director of MTS and accordingly will not be voting or involved with the policy decisions of MTS. Mr. Kinloch, however, has agreed not to vote, as an officer or director of the Company on matters, which result in a conflict of interest between the Company and MTS. Accordingly, where a conflict of interest exists between the Company and MTS, the same will be decided by the Company's remaining officer and director, Mr. David Glass.

     To date, there have not been any transactions between the Company and it's Officers, Directors, principal shareholders or affiliates other than as set forth above. If such transactions occur in the future, they will be on terms no less favorable to the Company than could be obtained from unaffiliated parties.


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

4.1       Agreement   dated   March 7, 2000  by  and  between Pacific Cart
          Services, Ltd. and Alan Berkun.

     The following documents are incorporated herein by reference from the Registrant's Form 10-K Annual Report and all amendments thereto, which was filed with the Securities and Exchange Commission on April 7, 2000, and all exhibits thereto, as filed with the Commission:

10.3      Letter of Intent to Purchase the Assets of Mr. Tube Steak of
          Canada.
99.1 Consulting Agreement between the Company and Richard L. Woytkiiw and Francis H. Schenstead.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of April, 2001.

                    PACIFIC CART SERVICES, LTD.
                    (Registrant)


                    BY:  /s/ Robert J. Kinloch
                         Robert J. Kinloch, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 16th day of April, 2001.

SIGNATURES               TITLE                    DATE


/s/ James F. Oste        Chairman of the Board    April 16, 2001
James F. Oste            of Directors



/s/ Robert J. Kinloch    President, CEO and a     April 16, 2001
Robert J. Kinloch        Member of the Directors



/s/ David G. Glass       Secretary/Treasurer,     April 16, 2001
David G. Glass           CFO and a member of the
                         Board of Directors