Form 10QSB
period 2001-03-31
PACIFIC CART SERVICES LTD
filed 2001-05-21
CIK 1074929

=====================================================================

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending September 30, 2000.
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-25515

PACIFIC CART SERVICES LTD.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	Applied For (I.R.S. Employer Indentification No.)

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
Yes [ x ] No [ x ].

The number of common shares without par value outstanding on March 31, 2001 was 16,878,250 shares.

======================================================================

MOEN AND COMPANY

CHARTERED ACCOUNTANTS

PO Box 10129
1400 IBM Tower
701 West Georgia Street Telephone: (604)662-8899
Vancouver, BC V7Y 1C6 Fax: (604)662-8809

INDEPENDENT ACCOUNTANTS' REPORT

To the Directors and Shareholders of
Pacific Cart Services Ltd. (A Nevada Corporation)
(A Development Stage Company)

We have reviewed the accompanying Balance Sheets of Pacific Cart Services Ltd (A Development Stage Company) as at March 31, 2001 and March 31, 2000, and the Statements of Income, Retained Earnings (Deficit), Cash Flows and Stockholders' Equity for the three month periods then ended. These financial statements are the responsibility of the Company's management.

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

"Moen and Company"
Chartered Accountants
Vancouver, British Columbia, Canada
May 14, 2001

PACIFIC CART SERVICES LTD. (A Nevada Corporation) (A Development Stage Company) Balance Sheet March 31, 2001 (In U.S. Dollars) (With Comparative Figures at March 31, 2000) ASSETS

Current Assets	2001	2000
Cash	$--	$33,433
Loan receivable (Note 10)	108,772	81,055
Advances for expenses	______--	__10,637
	108,772	125,125
Long-Term Investment
Deposit on purchase of assets from Mr. Tube Steak Canada Inc.	--	598,500
Fixed Assets (Note 2(e))
Equipment at cost less accumulated depreciation	__13,937	__18,734
	$122,709 =======	$742,359 =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$21,749	$175
Management fees payable (Note 3(e))	276,665	50,000
Notes payable and accrued interest (Note 12)	193,309	168,054
Due to Mr. Tube Steak Canada Inc.	__2,005	______--
	493,728	218,229
Stockholders' Equity
Capital Stock (Note 14)
Authorized: 100,000,000 common shares at $0.001 par value
Issued and fully paid 16,878,250 common shares at par value (2000 - 15,076,250common shares)	17,078	15,076
Additional paid-in capital	1,196,823	1,817,325
Deferred compensation	(430,168)	(332,835)
	783,733	1,499,566
Deficit, accumulated during the development stage	(1,151,088)	(975,436)
Cumulative currency translation adjustment	__(3,664)	_______--
	(371,019)	_524,130
	$122,709 =======	$742,359 =======

Approved on Behalf of the Board
"James Oste," Director
"David Glass," Director
"Robert J. Kinloch," Director
See Accompanying Notes and Independent Accountants' Report. F-2

PACIFIC CART SERVICES, INC. (A Nevada Corporation) (A Development Stage Company) Statement of Income (In U.S. Dollars)
	Cumulative From Date of Inception On August 27, 1998 To Mar 31, 2001			Three Months Ended
				2001		2000
Revenue
Interest income	$	__8,773	$	__2,045	$	_________/FONT
Administration Expenses
Accounting fees		11,615		175		2,935
Acquisition administration fees		5,000		--		--
Amortization of deferred
compensation (Note 7)		166,332		18,800		14,333
Consulting services - net		428,074		--		621,978
Depreciation		10,725		1,233		1,368
Interest expenses		17,785		3,461		--
Investor relations		11,491		--		--
Legal expenses		74,180		--		1,883
Management fees		359,000		62,500		58,570
Merchandise design		1,650		--		--
Office expenses		16,179		12		132
Transfer agent fees		4,763		--		146
Travel expenses		__53,067		_______--		___7,624
Total administration expenses		1,159,861		____86,181		_708,969
Net Profit (Loss) for the Period		$(1,151,088) ========		(84,136) =======		(708,969) =======
Net Profit (Loss) Per Common Share
Basic				(0.01)		0.05
Diluted				(0.01)		0.05
Average Number of Common Shares Outstanding
Basic	16,878,250	14,262,916
Diluted	16,878,250	14,262,916
PACIFIC CART SERVICES LTD. (A Nevada Corporation) (A Development Stage Company) Statement of Retained Earnings (Deficit) (In U.S. Dollars)
	Cumulative From Date of Inception On August 27, 1998 to March 31, 2001
			Three Months Ended March 31,
			2001	2000
Balance, beginning of period	$	-----	$(1,066,952)	$(266,467)
Net Profit (Loss) for the Period		(1,151,088)	_(84,136)	(708,969)
Retained Earnings (Deficit)		$(1,151,088) ========	$(1,151,088) ========	$(975,436) =======
See Accompanying Notes and Independent Accountants' Report. F-3

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Statement of Stockholders' Equity

For the Period From Date of Inception on August 27, 1998 to March 31, 2001
(in U.S. Dollars)

		Price Per Share	Number of Common Shares	Par Value	Additional Paid-in Capital	Deferred Compensation	Total Capital Stock	Retained Earnings (Deficit)	Cumulative Currency Translation Adjustment	Total Share Holders' Equity
Oct. 5, 98	Shares subscribed by Director for cash (note 7(b))	$0.05	5,000,000	$5,000	$245,000		$250,000			$250,000
Oct. 5, 98	Shares subscribed by Director for finders' fee (note 7(a))	$0.05	2,000,000	2,000	98,000		100,000			100,000
Dec. 7, 98	Share subscribed by private placement for cash	$0.05	1,283,000	1,283	62,867		64,150			64,150
Deferred compensation						(300,000)	(300,000)			(300,000)
Deferred compensation amortization						15,000	15,000			15,000
Net loss for the period			_______	_______	_______	______	_______	(46,783)	_______	(46,783)
Balance, December 31, 1988			8,283,000	8,283	405,867	(285,000)	129,150	(46,783)		82,367
Feb. 2, 99	Shares subscribed by Director for consulting services	$0.05	250,000	250	12,250		12,500			12,500
Feb. 3, 99	Shares subscribed by private placement for cash	$0.04	1,500,000	1,500	58,500		60,000			60,000
Jun. 15, 99	Shares subscribed by stock option exercised - shares to be issued	$0.04	3,000,000	3,000	117,000	(117,000)	3,000			3,000
Deferred compensation						(2,500)	(2,500)			(2,500)
Dec 3, 99	Shares subscribed by private placement for cash	$0.65	25,250	25	17,226		17,251			17,251
Deferred compensation amortization						57,332	57,332			57,332
Net loss for year ended December 31, 1999			_______	_______	_______	_______	_______	(219,684)	_______	(219,684)
Balanc, December 31,1999			13,058,250	13,058	610,843	(347,168)	276,733	(266,467)		10,266
January 2000 shares for assets of
	Mr. Tube Steak Canada Inc.	$0.75	798,000	798	597,702		598,500			598,500
Mar 8, 2000 shares issued for consulting fees		$0.50	1,220,000	1,220	608,780		610,000			610,000
	Cancellation of shares issued for consulting fees
			(400,000)	(200)	(199,800)		(200,000)			(200,000)
September 30, 00	Shares subscribed by stock option exercised - shares to be issued	$0.06	3,000,000	3,000	177,000	(177,000)	3,000			3,000

Deferred compensation amortization						75,200	75,200			75,200
Shares to be returned to treasury on cancellation of deal with Mr. Tube Steak Canada Inc.			(798,000)	(798)	(597,702)		(598,500)			(598,500)
Cumulative Currency Translation Adjustment									(3,664)	(3,664)
Net loss for year ended December 31, 2000			_______	_______	_______	_______	_______	(800,485)	_______	(800,485)
Balance, December 31, 2000			16,878,250	17,078	1,196,823	(448,968)	764,933	(1,066,952)	(3,664)	(305,683)
Deferred compensation amortization						18,800				18,800
Net loss for three months ended
	March 31, 2001		_______	_______	_______	_______	_______	(84,136)	_______	(84,136)
Balance, March 31, 2001			16,878,250 ===========	17,078 ==========	1,196,823 ==========	(430,168) ===========	764,933 ==========	(1,151,088) ===========	(3,664) ==========	(371,019) ==========
See Accompanying Notes and Independent Accountants' Report F-4
PACIFIC CART SERVICES LTD. (A Nevada Corporation) (A Development Stage Company) Statement of Cash Flows (In U.S. Dollars)
	Cumulative From Date of Inception On August 27, 1998 to March 31, 2001		Three Months Ended March 31,
			2001		2000
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period		$(1,151,088)		$(84,136)	$(708,969)
Shares issued for consulting services - net		610,000		--	610,000
Changes in non-cash working capital items
Advances for expenses					(3,799)
Accounts payable		21,749		183	27
Unpaid management fees		276,665		62,500	50,000
Loan receivable		(108,772)		(2,045)	(81,055)
Cumulative adjustment		(3,664)		--	--
Depreciation		10,725		1,233	1,368
Deferred compensation expenses		(430,168)		__18,800	__14,333
		(774,553)		__(3,465)	(118,095)
Investing Activities
Purchase of equipment		_(24,662)		______--	______--
Financing Activities
Capital stock subscribed for cash		(610,000)		--	--
Capital stock		1,213,901		--	--
Notes payable		193,309		3,462	107,514
Due to Mr. Tube Steak Canada Inc.		___2,005		______--	______--
		_799,215		___3,462	_107,514
Increase (Decrease) in Cash During the Period		--		(3)	(10,581)
Cash, Beginning of the Period		______--		______3	__44,014
Cash, End of the Period	$	-- =======	$	-- =======	$33,433 =======
See Accompanying Notes and Independent Accountants' Report. F-5

PACIFIC CART SERVICES, LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2001
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

PACIFIC CART SERVICES, LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2001
(in U.S. Dollars)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity, is as follows:

March 31

	2001	2000
Beginning balance Charges during the period	$(3,663) ______0	$0 ______0
Ending balance, March 31	$(3,664) ======	$0 ======

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
e)	Fixed Assets / Depreciation
The company depreciates its equipment at 20% per annum on a straight-line basis.

March 31,

	2000	2000
Cost Accumulated Depreciation	$ 24,662 10,662	$ 24,662 _6,928
	$13,937 ======	$18,734 ======

f)	Consolidation

The Company has a Canadian wholly-owned subsidiary, Gretna Capital Corporation ("GRETNA"), which is inactive and has no assets. The intention was to utilize Gretna for closing of the acquisition of the business of Mister Tube Steak Canada Inc.. As the proposed acquisition is canceled, Gretna is not activated and, accordingly, these financials are not disclosed on a consolidated basis.

PACIFIC CART SERVICES, LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2001
(in U.S. Dollars)

Note 3. RELATED PARTY TRANSACTIONS:
a)	Management fees
Management fees of $62,500 have been incurred by the Company in the first quarter of 2001 (2000 - $58,670).
b)	Agreement with Mister Tube Steak Canada Inc. (see Note 5)
James Oste is President, Director and a shareholder of Mister Tube Steak Canada Inc.
c)

Notes payable to shareholder, James Oste and related company (see Note 10(e)) There is a demand promissory note payable of $33,553 to James Oste and a demand promissory note for $35,880 payable to Karenco Foods which is owned by James Oste and his wife.

d)

Effective January 1, 2000 remuneration is $150,000 per year for Robert Kinloch and $100,000 per year for James Oste. Management fees unpaid of $276,665 at March 31, 2001 are accrued for the following persons:

Robert Kinloch James Oste	$ 155,430 121,235
$ 276,665 =======

Note 4 INCOME TAXES

The Company has losses that total $1,151,088 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at March 31, 2001 as it is reduced by a valuation allowance.

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

PACIFIC CART SERVICES, LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2001
(in U.S. Dollars

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

Note 6 EMPLOYMENT AGREEMENT
A)	Employment agreements dated March 15, 1999 were entered into by the Company for a five year period from January 1, 1999 to December 31, 2003, as follows:
	i)	James Oste to be employed as President, Chief Executive Officer and Director of the Company, commencing at $24,000 per year, and increased by resolution to $100,000 per year effective January 1, 2000.
ii)

Robert Kinloch, to be employed as Executive Vice-President, Chief Operating Officer, and Director of the Company commencing at $22,000 per year and increased by resolution to $150,000 per year effective January 1, 2000.

PACIFIC CART SERVICES, LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2001
(in U.S. Dollars

Note 6 EMPLOYMENT AGREEMENT (cont'd)
iii)	for both of the above agreements, subsequent year compensation is to be negotiated prior to commencement of a new year. Additional compensation is as follows:
	-	reimbursement of all out-of-pocket expenses payable or incurred by the employee in
	-	connection with his duties under the agreement
	-	all reasonable travelling expenses incurred by the employee in the course of his duties
	-	six weeks paid vacation
	-	club membership not to exceed $1,000
	-	stock option package to be negotiated during the first year of employment

Note 7 COMPENSATION/DEFERRED COMPENSATION
a)	Shares have been issued that give rise to compensation expense. This compensation is amortized over a five year period. Details of compensation expense and deferred compensation are as follows:

			Compensation Expenses 3 months ended March 31,
	Total Compensation	Deferred Portion 03/31/01	2001	2000
a) 2,000,000 common shares issued as a finder's fee to Robert Kinloch, a director and officer of the Company at a price of $0.05 per share	$ 100,000	$ 51,000	$ 5,000	$ 4,750
b) 5,000,000 common shares subscribed by James Oste, a director and officer of the Company at a cash price of $0.01 per share for a total of $50,000 giving rise to compensation at $0.04 per share, or $200,000	200,000	102,000	10,000	9,500
c) 250,000 common shares issued for consulting services to David Glass at a price of $0.05 per share	2,500	1,543	125	83
d) 3,000,000 common shares exercised on stock options (Note 13)	117,000	109,688	1,462	--

e) 3,000,000 common shares exercised on stock options at a cash price of $0.001 per share giving rise to compensation of $0.059 per share or $177,000	177,000	165,937	__2,213	______--
$ 596,500 =======	$ 430,168 =======	$ 18,800 =======	$ 14,333 =======

PACIFIC CART SERVICES, LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2001
(in U.S. Dollars)

Note 8 PENSION AND EMPLOYMENT LIABILITIES
The Company does not have any liabilities as at March 31, 2001 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.

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

To March 31, 2001, the Company has accrued interest of $8,772 US on the loan of $150,000 CDN to United Keno Hill Mines Ltd.

U.S.
Principal Balance Accrued Interest	$ 150,000 13,158	$ 100,000 8,772
	$ 163,158 =======	$ 108,772 =======

Note 11 CONSULTING AGREEMENT B ALAN BERKUN - terminated

The company entered into a consulting agreement with Alan Berkun of New York City for the provision of services relating to Mergers and Acquisitions. Pursuant to this agreement, the company issued 1,220,000 treasury shares at a price of $0.50 per share. The company filed form S-8 for the stock and issued a letter of authorization to its transfer agent to issue the shares. The amount of $610,000 is charged as consulting fees less a recovery of $25,000 for net costs of $585,000, less 400,000 shares returned to the Company at $0.50 per share, or $200,000, so that costs relating to this agreement total $385,000.for the period ended March 31, 2001. There is no further relationship between the Company and Mr. Berkun at March 31, 2001.

PACIFIC CART SERVICES, LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2001
(in U.S. Dollars

Note 12 NOTES PAYABLE
The company has the following demand promissory notes payable as at March 31, 2001 with interest accrued at 9% per annum.

Mallard Construction Rodney D Mancini	$ 43,488 9,970
53,458

Mark Mcmunn Terry Yates Myles Haverluk Mr. Tube Steak Canada Inc. Karenco Foods James Oste Accrued Interest to March 31, 2001	14,000 14,000 14,000 10,633 35,880 33,553 175,524 17,785
$ 193,309 =======

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

Note 14 CAPITAL STOCK
a)	Total shares subscribed and paid up as at March 31, 2001	17,676,250	Common shares
	Deduct: Shares subsequently (see Subsequent Events Note 16 below) returned to treasury on cancellation of deal with Mr. Tube Steak Canada Inc.	789,000
		16,878,250 ========

On July 14, 2000, 400,000 shares were returned to the treasury from Alan Berkun that were initially issued to him at a price of $0.50 per share as part of the consideration issued to him relating to a consulting agreement, and the amount of $200,000 has been credited to Consulting Service Expenses in the quarter ended September 30, 2000.

PACIFIC CART SERVICES, LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2001
(in U.S. Dollars

Note 15 STOCK OPTION PLANS

The Company has no outstanding stock options at March 31, 2001 relating to a Qualified Stock Option Plan.

There is a Non Qualifying Stock Option Agreement outstanding at March 31, 2001 with Richard Woytkiw for 150,000 common shares at a purchase price of $0.81 per share, exercisable on or before November 15, 2002 .

Note 16 SUBSEQUENT EVENTS
The deal with Mr. Tube Steak Canada Inc. outlined in Note 5 (above) is recorded as cancelled as at December 31, 2001. However, the 798,000 shares of the Company are to be returned to treasury.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first quarter the company formally withdrew from its negotiations to acquire the assets of Mr. Tubesteak Canada Inc. (MTS). The company had issued 798,000 common shares to serve as a deposit on the transaction. These shares have been released from trust and returned to the company's treasury. With the removal of the MTS assets as an acquisition candidate it is now incumbent on Management to set a new direction for the corporation. We intend to complete our review of the company's options and report to shareholders in the near future.

The company expects a resolution to the ownership issues at United Keno Hill Mines Ltd. in the second quarter. Pacific Cart Services Ltd. continues to hold a secured interest in the United Keno silver properties in the Yukon Territories. The ultimate disposition of the company's interest in the property is dependent on the outcome of the sale process now proceeding under the auspices of the Yukon Supreme Court.

No significant business activity occurred in the first quarter of 2001. The company's management retains as its primary goal and focus the acquisition of significant capital and or cash flow to sustain the maintenance of the corporation and by extension seek to increase the value of the company's shares.

Due to the corporations depleted cash position an attempt is being made to increase our short-term debt from various sources to provide for working capital. No assurance can be given that these efforts will be successful. In the event the company is unable to secure funding it may be required to curtail or cease operation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Dated this 18th day of March, 2001.

PACIFIC CART SERVICES LTD.

By: /s/ Robert Kinloch
Robert Kinloch, Secretary and member of the Board of Directors