Form 10QSB
period 2001-06-30
PACIFIC CART SERVICES LTD
filed 2001-08-20
CIK 1074929

=====================================================================

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending June 30, 2001
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
Yes [ x ] No [ x ].

The number of common shares without par value outstanding on June 30, 2001 was 16,878,250 shares.

======================================================================

MOEN AND COMPANY
CHARTERED ACCOUNTANTS
PO Box 10129
1400 - 701 West Georgia StreetTelephone:(604)662-8899
Vancouver, BC V7Y 1C6Fax:(604)662-8809

INDEPENDENT ACCOUNTANTS= REPORT

To the Directors and Shareholders of
Pacific Cart Services Ltd. (A Nevada Corporation)
(A Development Stage Company)

We have reviewed the accompanying Balance Sheets of Pacific Cart Services Ltd (A Development Stage Company) as at June 30, 2001 and June 30, 2000, and the Statements of Income, Retained Earnings (Deficit), Cash Flows and Stockholders= Equity for the six month periods then ended. These financial statements are the responsibility of the Company=s management.

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

AMoen and Company@
Chartered Accountants
Vancouver, British Columbia, Canada
August 3, 2001

PACIFIC CART SERVICES LTD. (A Nevada Corporation) (A Development Stage Company) Balance Sheet June 30, 2001 (In U.S. Dollars) (Unaudited) (With Comparative Figures at June 30, 2000)
	ASSETS
		2001	2000
Current Assets
Cash		$285	$15,256
Loan receivable (Note 10)		110,840	103,664
Advances for expenses		-- ------------	6,035 ------------
		111,125	124,955
Long-Term Investment
Deposit on purchase of assets from Mr. Tube Steak Canada Inc. (Note 5)		--	598,500
Fixed Assets (Note 2 (e))
Equipment at cost less accumulated depreciation		12,704 ------------	17,366 ------------
		$123,829 ========	$740,821 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable		$22,068	$602
Management fees payable (Note 3(e))		339,165	106,330
Notes payable and accrued interest (Note 11)		197,681	168,054
Due to Mr. Tube Steak Canada Inc.		2,005 ------------	-- ------------
		560,919 ------------	274,986 ------------
Stockholders= Equity
Capital Stock (Note 12)
Authorized:
100,000,000 common shares at $0.001 par value
Issued and fully paid
16,878,250 common shares at par value
(2000 - 15,076,250 common shares)		17,078	15,076
Additional paid-in capital		1,196,823	1,817,325
Deferred compensation		(411,368) ------------	(318,502) ------------
		802,533	1,513,899
Deficit, accumulated during the development stage		(1,235,959)	(1,048,064)
Cumulative currency translation adjustment		(3,664) ------------	-- ------------
		(437,090) ------------	465,835 ------------
		$123,829 ========	$740,821 ========
Approved on Behalf of the Board "Robert J. Kinloch", Director
See Accompanying Notes and Independent Accountants' Report

PACIFIC CART SERVICES LTD. (A Nevada Corporation) (A Development Stage Company) Statement of Income (In U.S. Dollars) (Unaudited)
	Cumulative From Date of Inception on August 27,1998 to June 30, 2001
				Six Months Ended June 30,			Three Months Ended June 30,
				2001	2000		2001		2000
Revenue
Interest income		$10,840 ------------		$4,112 ------------	$	-- ------------		$2,067 ------------	$	-- ------------
Administration Expenses
Accounting fees		11,635		195		4,685		20		1,750
Acquisition administration fees		5,000		--		--		--		--
Amortization of deferred
Compensation (Note 7)		185,132		37,600		28,666		18,800		14,333
Consulting services - net		428,074		--		596,878		--		(25,100)
Depreciation		11,958		2,466		2,736		1,233		1,368
Interest expenses		22,158		7,834		--		4,373		--
Investor relations		11,491		--		1,491		--		1,491
Legal expenses		74,180		--		6,474		--		4,591
Management fees		421,500		125,000		125,000		62,500		66,430
Merchandise design		1,650		--		--		--		--
Office expenses		16,191		24		4,761		12		4,629
Transfer agent fees		4,763		--		803		--		657
Travel expenses		53,067 ------------		-- ------------		10,103 ------------		-- ------------		2,479 ------------
Total administration expenses		1,246,799 ------------		173,119 ------------		781,597 ------------		86,938 ------------		72,628 ------------
Net Profit (Loss) for the Period	$	========	$	========	$	========	$	========	$	========
Net Profit (Loss) Per Common Share
Basic				$(0.01)		$(0.05)		$(0.01)		$0.01
Diluted				$(0.01)		$(0.05)		$(0.01)		$0.01
Average Number of Common Shares Outstanding
Basic				16,878,250		14,669,583		16,878,250		14,262,916
Diluted				16,878,250		14,669,583		16,878,250		14,262,916
PACIFIC CART SERVICES LTD. (A Nevada Corporation) (A Development Stage Company) Statement of Retained Earnings (Deficit) (In U.S. Dollars) (Unaudited)
	Cumulative From Date of Inception on August 27,1998 to June 30, 2001		Six Months Ended June 30,				Three Months Ended June 30,

2001	2000	2001	2000

Balance, beginning of period (Deficit)	$--	$(1,066,952)	$(266,467)	$(1,151,088)	$(975,436)
Net Profit (Loss) for the Period	(1,235,959) ------------	(169,007) ------------	(781,597) ------------	(84,871) ------------	(72,628) ------------
Retained Earnings (Deficit)	$(1,235,959) ========	$(1,235,959) ========	$(1,048,064) ========	$(1,235,959) ========	$(1,048,064) ========
See Accompanying Notes and Independent Accountants' Report

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period From Date of Inception on August 27, 1998 to June 30, 2001
(in U.S. Dollars)
(Unaudited)

		Price Per Share	Number of Common Shares	par Value	Additional Paid-in Capital	Deferred Compensation	Total Capital Stock	Retained Earnings (Deficit)	Cumulative Currency Translation Adjustment	Total Shareholders' Equity
Oct. 5, 98	Shares subscribed by Director for cash (note 7(b))	$0.05	5,000,000	$5,000	$245,000		$250,000			$250,000
Oct. 5, 98	Shares subscribed by Director for finders' fee (note 7(a))	$0.05	2,000,000	2,000	98,000		100,000			100,000
Dec. 7, 98	Shares subscribed by private placement for cash	$0.05	1,283,000	1,283	62,867		64,150			64,150
Deferred compensation						(300,000)	(300,000)			(300,000)
Deferred compensation amortization						15,000	15,000			15,000
Net loss for the period			----------	----------	----------	----------	----------	(46,783) ----------	----------	(46,783) ----------
Balance, December 31, 1988			8,283,000	8,283	405,867	(285,000)	129,150	(46,783)		82,367
Feb. 2., 99	Shares subscribed by Director for consulting services	$0.05	250,000	250	12,250		12,500			12,500
Feb.3, 99	Shares subscribed by private placement for cash	$0.04	1,500,000	1,500	58,500		60,000			60,000
Jun. 15, 99	Shares subscribed by stock option exercised - shares to be
	issued	$0.04	3,000,000	3,000	117,000	(117,000)	3,000			3,000
Deferred compensation						(2,500)	(2,500)			(2,500)
Dec. 3, 99	Shares subscribed by private placement for cash	$0.65	25,250	25	17,226		17,251			17,251
Deferred compensation amortization						57,332	57,332			57,332
Net loss for year ended December 31, 1999			----------	----------	----------	----------	----------	(219,684) ----------	----------	(219,684) ----------
Balanc, December 31,1999			13,058,250	13,058	610,843	(347,168)	276,733	(266,467)		10,266
January 2000 shares for assets of
Mr. Tube Steak Canada Inc.		$0.75	798,000	798	597,702		598,500			598,500
Mar 8, 2000 shares issued for consulting fees		$0.50	1,220,000	1,220	608,780		610,000			610,000
	Cancellation of shares issued for
	consulting fees		(400,000)	(200)	(199,800)		(200,000)			(200,000)
Sep 30, 00	Shares subscribed by stock option exercised - shares to be
	issued	$0.06	3,000,000	3,000	177,000	(177,000)	3,000			3,000
Deferred compensation amortization						75,200	75,200			75,200
Shares returned to treasury on cancellation of
deal with Mr. Tube Steak CanadaInc.			(798,000)	(798)	(597,702)		(598,500)			(598,500)
Cumulative Currency Translation Adjustment									(3,664)	(3,664)
Net loss for year ended December 31, 2000			----------	----------	----------	----------	----------	(800,485) ----------	----------	(800,485) ----------
Balance, December 31, 2000			16,878,250	17,078	1,196,823	(448,968)	764,933	(1,066,952)	(3,664)	(305,683)
Deferred compensation amortization						37,600				37,600
Net loss for six months ended
	June 30, 2001		----------	----------	----------	----------	----------	(169,007) ----------	----------	(169,007) ----------
Balance, June 30, 2001			16,878,250 ======	17,078 ======	1,196,823 ======	(411,368) ======	764,933 ======	(1,235,959) ======	(3,664) ======	(437,090) ======

See Accompanying Notes and Independent Accountant=s Report.

PACIFIC CART SERVICES LTD. (A Nevad a Corporation) (A Development Stage Company) Statement of Cash Flows (In U.S. Dollars) (Unaudited)
	Cumulative From Date of Inception on August 27, 1998 to June 30, 2001	Six Months Ended June 30,		Three Months Ended June 30,
		2001	2000	2001	2000
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period	$(1,235,959)	$(169,007)	$(781,597)	$(84,871)	$(72,628)
Shares issued for consulting services - net	610,000	--	609,220	--	--
Changes in non-cash working capital items
Advances for expenses	--	--	803	--	4,602
Accounts payable	22,068	502	454	319	427
Unpaid management fees	339,165	125,000	106,330	62,500	56,330
Loan receivable	(110,840)	(4,113)	(103,664)	(2,068)	(22,609)
Cumulative adjustment	(3,664)	--	--	--	--
Depreciation	11,958	2,466	2,736	1,233	1,368
Deferred compensation expenses	(411,368) ------------	37,600 ------------	28,666 ------------	18,800 ------------	14,333 ------------
	(778,640) ------------	(7,552) ------------	(137,052) ------------	(4,087) ------------	(18,177) ------------
Investing Activities
Purchase of equipment	(24,662) ------------	-- ------------	-- ------------	-- ------------	-- ------------
Financing Activities
Capital stock	603,901	--	780	--	--
Notes payable and accrued interest	197,681	7,834	107,514	4,372	--
Due to Mr. Tube Steak Canada Inc.	2,005 ------------	-- ------------		-- ------------	-- ------------
	803,587 ------------	7,834 ------------	108,294 ------------	4,372 ------------	-- ------------
Cash increase (decrease) during the period	285	282	(28,758)	285	(18,177)
Cash, beginning of period	-- ------------	3 ------------	44,014 ------------	-- ------------	33,433 ------------
Cash, ended of period	$285 ========	$285 ========	$15,256 ========	$285 ========	$15,256 ========
See Accompanying Notes and Independent Accountants' Report F-6

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2001
(in U.S. Dollars)
(Unaudited)

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

The gain or loss on translation is reported as a separate component of stockholders= equity and not recognized in net income. Gains or losses on remeasurement are recognized in current net income.

Gains or losses from foreign currency transactions are recognized in current net income.

Fixed assets are measured at historical exchange rates that existed at the time of the transaction.

Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2001
(in U.S. Dollars)
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont=d)

An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders= equity, is as follows:

	June 30, 2001	June 30, 2000
Beginning balance, December 31, 2000 and December 31, 1999 Changes during the period	$(3,664) 0 ------------	$0 0 ------------
Ending balance, June 30	$(3,664) ========	$0 ========

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

c) Basis of Presentation

These financial statements are prepared in accordance with United States Generally Accepted Accounting Principles (GAAP).

d) Net Loss Per Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during the period.

Fixed Assets / Depreciation

The company depreciates its equipment at 20% per annum on a straight-line basis.

	June 30, 2001	June 30, 2000
Cost Accumulated Depreciation	$24,662 11,958 ------------	$24,662 7,296 ------------
	$12,704 ========	$17,366 ========

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2001
(in U.S. Dollars)
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont=d)

Consolidation

The Company has a Canadian wholly-owned subsidiary, Gretna Capital Corporation (AGRETNA@), which is inactive and has no assets. The intention was to utilize Gretna for closing of the acquisition of the business of Mister Tube Steak Canada Inc. As the proposed acquisition is cancelled, Gretna is not activated and, accordingly, these financials are not disclosed on a consolidated basis.

Note 3. RELATED PARTY TRANSACTIONS:

Management fees

Management fees of $125,000 have been incurred by the Company to June 30, 2001 at $62,500 per quarter.

Notes payable to shareholder, James Oste and related company (see Note 10(e))

There is a demand promissory note payable of $33,553 to James Oste and a demand promissory note for $35,880 payable to Karenco Foods which is owned by James Oste and his wife.

Effective January 1, 2000 remuneration is $150,000 per year for Robert Kinloch and

$100,000 per year for James Oste. Management fees unpaid of $276,665 at June 30, 2001 are accrued for the following persons:

Robert Kinloch James Oste	$192,930 146,235 ------------
$339,165 ========

Note 4 INCOME TAXES

The Company has losses that total $1,235,959 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at June 30, 2001 as it is reduced by a valuation allowance.

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2001
(in U.S. Dollars)
(Unaudited)

Note 5 SHARES ISSUED B RETURNED FOR CANCELLATION

Pursuant to a letter of intent with Mister Tube Steak Canada Inc. (MTS) the company had a formal agreement of Purchase and Sale between it=s inactive wholly owned subsidiary Gretna Capital Corporation (AGRETNA@) and MTS. In January 2000 the company issued 798,000 shares at a price of $0.75 per share for consideration of $598,500 with the shares to be held in trust by Bryan and Co. pending closing of this transaction. This agreement is terminated and is recorded as such in these financial statements. The abovementioned 798,000 shares have been returned to treasury for cancellation.

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

iii) for both of the above agreements, subsequent year compensation is to be negotiated prior to commencement of a new year. The compensation has remained unchanged for 2001 from the increased amounts as disclosed in (i) and (ii), above. Additional compensation is as follows:

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
June 30, 2001
(in U.S. Dollars)
(Unaudited)

Note 7 COMPENSATION/DEFERRED COMPENSATION

Shares have been issued that give rise to compensation expense. This compensation is amortized over a five year period. Details of compensation expense and deferred compensation are as follows:

		Total Compensation	Deferred Portion 06/30/01	Compensation Expense 6 months Ended June 30,
				2001	2000
a)	2,000,000 common shares issued as a finder=s fee to Robert Kinloch, a director and officer of the Company at a price of $0.05 per share	$100,000	$46,000	$10,000	$9,500
b)	5,000,000 common shares subscribed by James Oste, a director and officer of the Company at a cash price of $0.01 per share for a total of $50,000 giving rise to compensation at $0.04 per share, or $200,000	200,000	92,000	20,000	19,000
c)	250,000 common shares issued for consulting services to David Glass at a price of $0.05 per share	2,500	1,418	250	166
d)	3,000,000 common shares exercised on stock options (Note 13)	117,000	108,226	2,924	--
e)	3,000,000 common shares exercised on stock options at a cash price of $0.001 per share giving rise to compensation of $0.059 per share or $177,000	177,000 ------------	163,724 ------------	4,426 ------------	-- ------------
		$596,500 ========	$411,368 ========	$37,600 ========	$28,666 ========

Note 8 PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at June 30, 2001 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2001
(in U.S. Dollars)
(Unaudited)

Note 9 FINANCIAL INSTRUMENTS

The Company=s financial instruments consist of cash, loan receivable, accounts payable, management fees payable and notes payable and accrued interest. It is management=s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

Note 10 LOAN RECEIVABLE - UNITED KENO HILL MINES LTD.

In February 2000, the company entered into a formal agreement with United Keno Hill Mines Ltd. (AUKH@) to provide UKH with $150,000 CDN, over a six-week period ended March 30, 2000. $117,500 CDN ($81,055 US) had been advanced by March 31, 2000 and $32,500 CDN (22,599 US) for a total of $103,664 US. The agreement provides for conversion of the loan to UKH stock at $0.09 per share; Secondly, that PCS has the right to provide additional financing up to $4,000,000 CDN; such financing, if provided, in whole or in part, would also be convertible into UKH treasury stock at $0.09 per share and if fully exercised would be converted into 44,444,000 shares of UKH or approximately 50% of the outstanding stock of UKH.

To June 30, 2001, the Company has accrued interest of $10,840 US on the loan of $150,000 CDN to United Keno Hill Mines Ltd.

	CDN	U.S.
Principal Balance Accrued Interest	$150,000 13,158 ------------	$100,000 10,840 ------------
	$163,158 ------------	$110,840 ------------

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2001
(in U.S. Dollars)
(Unaudited)

Note 11 NOTES PAYABLE

The company has the following demand promissory notes payable as at June 30, 2001 with interest accrued at 9% per annum.

Mallard Construction Rodney D Mancini	$43,488 9,970 ------------
53,458
Mark Mcmunn Terry Yates Myles Haverluk Mr. Tube Steak Canada Inc. Karenco Foods James Oste	14,000 14,000 14,000 10,633 35,880 33,553 ------------
175,524
Accrued Interest to March 31, 2001	22,157 ------------
$197,681 ========

Note 12 CAPITAL STOCK

a) 780,000 shares have been returned to treasury on cancellation of the deal with Mr. Tube

Steak Canada Inc. (see Note 5)

b) On July 14, 2000, 400,000 shares were returned to the treasury from Alan Berkun (Note 11) that were initially issued to him at a price of $0.50 per share as part of the consideration issued to him relating to a consulting agreement, and the amount of $200,000 has been credited to Consulting Service Expenses in the quarter ended September 30, 2000.

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2001
(in U.S. Dollars)
(Unaudited)

Note 13 STOCK OPTION PLANS

The Company has no outstanding stock options at June 30, 2001 relating to a Qualified Stock Option Plan.

There is a Non Qualifying Stock Option Agreement outstanding at June 30, 2001 with

Richard Woytkiw for 150,000 common shares at a purchase price of $0.81 per share,

exercisable on or before November 15, 2002.

Item 2. Management Discussion & Analysis

Pacific=s continual emphasis is on producing high quality, high return investment opportunities to allow the company to commence a significant growth pattern.

Results From Operations

Excluding marginal accrued interest, the company earned no revenue in the latest quarter. Administrative expenses were $86,938.00 compared with $72,628.00 in Q2 2000.

Management is focused on controlling administrative and general costs during our development phase. The company has losses that total $1,235,059.00 for income tax purposes that may be carried forward to be applied against future taxable income.

Liquidity And Capital Resources

While the corporation has few liquid resources, management has cultivated relationships with potential strategic partners, which, once activated, could provide the capital for operating opportunities identified by the company. These partnership investments could develop as equity participation, debt instruments or joint ventures.

The company has been successful in meeting its minimal cash requirements from private borrowing and we expect these maintenance funds to be available at least thru the end of the year.

Recent Developments

The corporation has declared its new emphasis on energy and resources. Management is engaged in discussions on several fronts, which could lead to an investment in these areas. In all instances due diligence requirements have been scrupulously satisfied and in most cases access to capital on terms acceptable to the company is the only impediment to execution.

On May 8th the Yukon Supreme Court ordered the sale of the United Keno AElsa Properties@ to AMT Canada Ltd. for Cdn.$3,600,000.00. This sale has yet to close. As a secured lender, APacific@ is monitoring events and will act on any opportunity provided by this fluid situation.

Summary

While we have yet to execute on our model, our matrix of opportunities, capital sources and potential strategic partners continues to grow. Efforts to deliver a successful and profitable company to our stakeholders are ongoing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Dated this 20th day of August, 2001.

PACIFIC CART SERVICES LTD.
BY:	/s/ Robert J. Kinloch Robert J. Kinloch, President and Chief Executive Officer