Form 10QSB
period 2001-09-30
PACIFIC CART SERVICES LTD
filed 2001-11-20
CIK 1074929

=====================================================================

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending September 30, 2001
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-25515

PACIFIC CART SERVICES LTD.
(Exact name of registrant as specified in its charter)
NEVADA (State or other jurisdiction of incorporation or organization)	APPLIED FOR (I.R.S. Employer Identification No.)

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
Yes [ x ] No [ ]

The number of common shares without par value outstanding on September 30, 2001 was 11,178,250 shares.

======================================================================

MOEN AND COMPANY
CHARTERED ACCOUNTANTS

PO Box 10129
1400 - 701 West Georgia Street
Vancouver, BC V7Y 1C6
Telephone: (604)662-8899
Fax: (604)662-8809
Email: moenandcompany@attcanada.net

__________________________________________________________________________________

INDEPENDENT ACCOUNTANTS= REPORT

To the Directors and Shareholders of
Pacific Cart Services Ltd. (A Nevada Corporation)
(A Development Stage Company)

We have reviewed the accompanying Balance Sheets of Pacific Cart Services Ltd (A Development Stage Company) as at September 30, 2001 and September 30, 2000, and the Statements of Income, Retained Earnings (Deficit), Cash Flows and Shareholders= Equity for the nine month periods then ended. These financial statements are the responsibility of the Company=s management.

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

Moen and Company's
Chartered Accountants

Vancouver, British Columbia, Canada
November 5, 2001

PACIFIC CART SERVICES LTD. (A Nevada Corporation) (A Development Stage Company) Balance Sheet September 30, 2001 (In U.S. Dollars) (Unaudited) (With Comparative Figures at September 30, 2000) ASSETS
				2001	2000
Cash				$13	$28,864
Loans receivable (Note 10)				112,930	108,301
Advances for expenses				-- ------------	7,060 ------------
				112,943	144,225
Deposit on purchase of assets from Mr. Tube Steak Canada Inc.
				--	598,500

Equipment at cost less accumulated depreciation				11,471 ------------	15,998 ------------
				$124,414 ========	$758,723 ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable				$28,674	$10,333
Due to related parties				19,340	--
Management fees payable (Note 3(c))				230,430	162,482
Notes payable and accrued interest (Note 11)				204,181	196,392
Due to Mr. Tube Steak Canada Inc.				-- ------------	2,005 ------------
				482,625 ------------	371,212 ------------
Capital Stock
Authorized:
100,000,000 common shares at $0.001 par value
Issued and fully paid
11,178,250 common shares at par value
	(2000 - 17,676,250 common shares)			17,078	17,876
	Additional paid-in capital			1,196,823	1,794,525
	Deferred compensation			(392,568) ------------	(481,169) ------------
				821,333	1,331,232
Deficit, accumulated during the development stage				(1,175,880)	(943,721)
Cumulative currency translation adjustment				(3,664) ------------	-- ------------
				(358,211) ------------	387,511 ------------
				$124,414 ========	$758,723 ========

"Robert J. Kinloch," Director
See Accompanying Notes and Independent Accountants' Report
PACIFIC CART SERVICES LTD. (A Nevada Corporation) (A Development Stage Company) Statement of Income (In U.S. Dollars) (Unaudited)
	Cumulative From Date of Inception on August 27,1998 to Sep 30, 2001	Nine Months Ended September 30,		Three Months Ended September 30,
		2001	2000	2001	2000

Interest income	$12,931 ------------	$6,203 ------------	$4,637 ------------	$2,091 ------------	$4,637 ------------

Accounting fees	11,985	545	5,690	350	1,005
Acquisition administration fees	5,000		--	--	--
Amortization of deferred
compensation (Note 7)	203,932	56,400	42,999	18,800	14,333
Consulting services - net	428,074	--	399,064	--	(197,814)
Depreciation	13,191	3,699	4,104	1,233	1,368
Interest expenses	26,158	11,834	6,868	4,000	6,868
Investor relations	11,491	--	1,491	--	--
Legal expenses	84,780	10,600	17,191	10,600	10,717
Management fees	312,765	16,265	187,500	(108,735)	62,500
Merchandise design	1,650	--	--	--	--
Office expenses	20,422	4,255	4,797	4,231	36
Transfer agent fees	6,397	1,634	2,084	1,634	1,281
Travel expenses	62,966 ------------	9,899 ------------	10,103 ------------	9,899 ------------	-- ------------
	1,188,811 ------------	115,131 ------------	681,891 ------------	(57,988) ------------	(99,706) ------------
	$(1,175,880) ========	$(108,928) ========	$(677,254) ========	60,079 ========	104,343 ========
Basic		$(0.01)	$(0.05)	(0.01)	(0.01)
Diluted		$(0.01)	$(0.05)	(0.01)	(0.01)
Basic		13,579,434	14,669,583	12,206,472	14,262,916
Diluted		13,579,434	14,669,583	12,206,472	14,262,916
PACIFIC CART SERVICES LTD. (A Nevada Corporation) (A Development Stage Company) Statement of Retained Earnings (Deficit) (In U.S. Dollars) (Unaudited)
	Cumulative From Date of Inception on August 27,1998 to Sep 30, 2001	Nine Months Ended September 30,		Three Months Ended September 30,
		2001	2000	2001	2000
	$--	$(1,066,952)	$(266,467)	$(1,235,959)	$(1,048,064)
	(1,175,880) ------------	(108,928) ------------	(677,254) ------------	60,079 ------------	104,343 ------------
	$(1,175,880) ========	$(1,175,880) ========	$(943,721) ========	$(1,175,880) ========	$(943,721) ========

See Accompanying Notes and Independent Accountants' Report
PACIFIC CART SERVICES LTD. (A Nevada Corporation) (A Development Stage Company) Statement of Cash Flows (In U.S. Dollars) (Unaudited)

	Cumulative From Date of Inception on August 27,1998 to Sep 30, 2001
		Nine Months Ended September 30,		Three Months Ended September 30,

		2001	2000	2001	2000
Net Profit (Loss) for the period	$(1,175,880)	$(108,928)	$(677,254)	$60,079	$104,343
Shares issued for consulting services - net	610,000		410,000		(200,000)
Shares issued on deposit on purchase of
assets of Mr. Tube Steak Canada Inc.	--	--	598,500	--	--
Changes in non-cash working capital items
Advances for expenses	--	--	(222)	--	(1,025)
Accounts payable	28,674	7,108	10,185	6,606	9,731
Unpaid management fees	230,430	16,265	162,482	(108,735)	56,152
Loan receivable	(112,930)	(6,203)	(108,301)	(2,090)	(4,637)
Cumulative adjustment	(3,664)	--	--	--	--
Depreciation	13,191	3,699	4,104	1,233	1,368
Deferred compensation expenses	(392,568) ------------	56,400 ------------	(134,001) ------------	18,800 ------------	(162,667) ------------
	(802,747) ------------	(31,659) ------------	265,493 ------------	(24,107) ------------	(196,735) ------------
Short term investment		--	--	--	--
Deposit on purchase of assets
from Mr. Tube Steak Canada Inc.	--	--	(598,500)	--	--
Purchase of equipment	(24,662) ------------	-- ------------	-- ------------	-- ------------	-- ------------
	(24,662) ------------	------------	(598,500) ------------	-- ------------	-- ------------
Capital stock	603,901	--	180,000	--	180,000
Notes payable	204,181	14,334	135,852	6,500	28,338
Due to Mr. Tube Steak Canada Inc.	--	(2,005)	2,005	(2,005)	2,005
Due to related parties	19,340 ------------	19,340 ------------	-- ------------	19,340 ------------	-- ------------
	827,422 ------------	31,669 ------------	317,857 ------------	23,835 ------------	210,343 ------------
During the Period	13	10	(15,150)	(272)	13,608
	-- ------------	3 ------------	44,014 ------------	285 ------------	15,256 ------------
	$13 ========	$13 ========	$28,864 ========	$13 ========	$28,864 ========
See Accompanying Notes and Independent Accountants' Report

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period From Date of Inception on August 27, 1998 to September 30, 2001
(in U.S. Dollars)
(Unaudited)

		Price Per Share	Number of Common Shares	par Value	Additional Paid-in Capital	Deferred Compensation	Total Capital Stock	Retained Earnings (Deficit)	Cumulative Currency Translation Adjustment	Total Shareholders' Equity
Oct. 5, 98		Shares subscribed by
	Director for cash (note 7(b))	$0.05	5,000,000	$5,000	$245,000		$250,000			$250,000
Oct. 5, 98		Shares subscribed by Director
	for finders' fee (note 7(a))	$0.05	2,000,000	2,000	98,000		100,000			100,000
Dec. 7, 98	Share subscribed by
	private placement for cash	$0.05	1,283,000	1,283	62,867		64,150			64,150
	Deferred compensation					(300,000)	(300,000)			(300,000)
Deferred compensation amortization						15,000	15,000			15,000
	Net loss for the period		------------	------------	------------	------------	------------	(46,783) ------------	------------	(46,783) ------------
	Balance, December 31, 1988		8,283,000	8,283	405,867	(285,000)	129,150	(46,783)		82,367
Feb. 2, 99		Shares subscribed by Director
	for consulting services	$0.05	250,000	250	12,250		12,500			12,500
Feb. 3, 99		Shares subscribed by private
	placement for cash	$0.04	1,500,000	1,500	58,500		60,000			60,000
Jun. 15, 99		Shares subscribed by stock option
	exercised - shares to be issued	$0.04	3,000,000	3,000	117,000	(117,000)	3,000			3,000
	Deferred compensation					(2,500)	(2,500)			(2,500)
Dec 3, 99		Shares subscribed by private
	placement for cash	$0.65	25,250	25	17,226		17,251			17,251
Deferred compensation amortization						57,332	57,332			57,332
	Net loss for year ended December 31, 1999		------------	------------	------------	------------	------------	(219,684) ------------	------------	(219,684) ------------
	Balanc, December 31,1999		13,058,250	13,058	610,843	(347,168)	276,733	(266,467)		10,266
January 2000 shares for assets of
	Mr. Tube Steak Canada Inc.	$0.75	798,000	798	597,702		598,500			598,500
	Mar 8, 2000 shares issued for consulting fees	$0.50	1,220,000	1,220	608,780		610,000			610,000
		Cancellation of shares issued for
	consulting fees		(400,000)	(200)	(199,800)		(200,000)			(200,000)
Sep 30, 00		Shares subscribed by stock option
	exercised - shares to be issued	$0.06	3,000,000	3,000	177,000	(177,000)	3,000			3,000
Deferred compensation amortization						75,200	75,200			75,200
Shares returned to treasury on cancellation of
deal with Mr. Tube Steak Canada Inc.			(798,000)	(798)	(597,702)		(598,500)			(598,500)
Cumulative Currency Translation Adjustment									(3,664)	(3,664)
	Net loss for year ended December 31, 2000		------------	------------	------------	------------	------------	(800,485) ------------	------------	(800,485) ------------
	Balance, December 31, 2000		16,878,250	17,078	1,196,823	(448,968)	764,933	(1,066,952)	(3,664)	(305,683)
Deferred compensation amortization						56,400	56,400			56,400
August 31, 2001 reduction in,
	shares issued - net		(5,700,000)
	Net loss for nine months ended September 30, 2001		------------	------------	------------	------------	------------	(108,928) ------------	------------	(108,928) ------------
	Balance, September 30, 2001		11,178,250 ========	17,078 ========	1,196,823 ========	(392,568) ========	821,333 ========	(1,175,880) ========	(3,664) ========	(358,211) ========

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2001
(in U.S. Dollars)
(Unaudited)

Note 1.BUSINESS OPERATIONS

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

Note 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Administration Costs

Administration costs are written off to operations when incurred.

b)Translation of Foreign Currency

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

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2001
(in U.S. Dollars)
(Unaudited)

Note 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont=d)

An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders= equity, is as follows:

September 30,

	2001	2000
Beginning balance, December 31, 2000 and December 31, 1999	$ (3,664)	$ 0
Changes during the period	0 ------------	0 ------------
Ending balance, September 30, 2001 and 2000	$ (3,664) ========	$ 0 ========

Capital accounts are translated at their historical exchange rates when the capital stock is issued.

The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the year.

c)Basis of Presentation

These financial statements are prepared in accordance with United States Generally Accepted Accounting Principles (GAAP).

d)Net Loss Per Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during the period.

e) Fixed Assets / Depreciation

The company depreciates its equipment at 20% per annum on a straight-line basis.

September 30,
	2001	2000
Cost	$ 24,662	$ 24,662
Accumulated Depreciation	13,191 ------------	8,664 ------------
	$11,471 ========	$15,998 ========

f) Consolidation

The Company has a Canadian wholly-owned subsidiary, Gretna Capital Corporation (AGRETNA@), which is inactive and has no assets. Accordingly, these financials are not disclosed on a consolidated basis.

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2001
(in U.S. Dollars)
(Unaudited)

Note 3. RELATED PARTY TRANSACTIONS:

a) Management fees

During the quarter ended September 30, 2001, previously accrued management fees were cancelled, resulting in net reduction to management fees for that quarter of $108,735.

b) Effective July 5, 2001, James Oste resigned as Chairman of the Board of Directors and James Oste=s management agreement dated March 15, 1999 was terminated by mutual consent on July 5, 2001. David Glass resigned from the Board of Directors and from his position as Chief Financial Officer on July 5, 2001.

c) Management fees unpaid of $230,430 at September 30, 2001 are accrued for Robert Kinloch.

Note 4. INCOME TAXES

The Company has losses that total $1,175,880 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at September 30, 2001 as it is reduced by a valuation allowance.

Note 5. SHARES ISSUED B FOR CANCELLATION

a) In the third quarter, and pursuant to a reorganization detailed in the Company=s 8-K filing, 5,700,000 shares were returned to the treasury and cancelled.

b) 1,500,000 shares issued are to be cancelled. These shares are not included as outstanding in these financial statements.

Note 6. EMPLOYMENT AGREEMENT

Employment agreement dated March 15, 1999 was entered into by the Company for a five year period from January 1, 1999 to December 31, 2003, as follows:

i) Robert Kinloch, to be employed as Executive Vice-President, Chief Operating Officer, and Director of the Company commencing at $22,000 per year and increased by resolution to $150,000 per year effective January 1, 2000. Mr. Kinloch, Chairman, President and Chief Operating Officer.

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2001
(in U.S. Dollars)
(Unaudited)

Note 6. EMPLOYMENT AGREEMENT

ii) for the above agreement, subsequent year compensation is to be negotiated prior to commencement of a new year. The compensation has remained unchanged for 2001 from the increased amounts as disclosed in (i), above. Additional compensation is as follows:

a) reimbursement of all out-of-pocket expenses payable or incurred by the employee in connection with his duties under the agreement

b) all reasonable travelling expenses incurred by the employee in the course of his duties

- six weeks paid vacation
- club membership not to exceed $1,000
- stock option package to be negotiated during the first year of employment

Note 7. COMPENSATION/DEFERRED COMPENSATION

Shares have been issued that give rise to compensation expense. This compensation is amortized over a five year period. Details of compensation expense and deferred compensation are as follows:

Compensation
	Total	Compensation	Deferred Portion 09/30/01	Expense 9 months Ended September 30,
				2001	2000
a)	2,000,000 common shares issued as a finder=s fee to Robert Kinloch, a director and officer of the Company at a price of $0.05 per share	$100,000	$ 41,000	$15,000	$14,250
b)	5,000,000 common shares subscribed by James Oste, a director and officer of the Company at a cash price of $0.01 per share for a total of $50,000 giving rise to compensation at $0.04 per share, or $200,000	200,000	82,000	30,000	28,500
c)	250,000 common shares issued for consulting services to David Glass at a price of $0.05 per share	2,500	1,293	375	249
d)	3,000,000 common shares exercised on stock options	117,000	106,764	4,386	--
e)	3,000,000 common shares exercised on stock options at a cash price of $0.001 per share giving rise to compensation of $0.059 per share or	$177,000 ------------	177,000 ------------	6,639 ------------	-- ------------
		$ 596,500 ========	$ 392,568 ========	$56,400 ========	$42,999 ========

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2001
(in U.S. Dollars)
(Unaudited)

Note 8. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at September 30, 2001 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.

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

Note 10. LOAN RECEIVABLE - UNITED KENO HILL MINES LTD. - $112,930

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

To September 30, 2001, the Company has accrued interest of $12,930 US on the loan of $150,000 CDN to United Keno Hill Mines Ltd.
U.S.
Principal Balance	$100,000
Accrued Interest	12,930 ------------
$112,930 ========

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2001
(in U.S. Dollars)
(Unaudited)

Note 11. NOTES PAYABLE

The company has the following demand promissory notes payable as at September 30, 2001 with interest accrued at 9% per annum.

Mallard Construction	$ 43,488
Rodney D Mancini	81,403 ------------
124,891
Mark Mcmunn	14,000
Terry Yates	14,000
Myles Haverluk	14,000
Mr. Tube Steak Canada Inc.	10,633 ------------
177,524
Accrued Interest to September 30, 2001	26,657 ------------
$ 204,181 ========

Note 12. STOCK OPTION PLANS

The Company has no outstanding stock options at September 30, 2001 relating to a Qualified Stock Option Plan.

There is a Non Qualifying Stock Option Agreement outstanding at September 30, 2001 with Richard Woytkiw for 150,000 common shares at a purchase price of $0.81 per share, exercisable on or before November 15, 2002.

Management Discussion & Analysis

Pacific=s continual emphasis has been on producing high quality, high return investment opportunities to allow the company to commence a significant growth pattern. The second quarter saw a foundation laid for what we are sure will be an active last half to the fiscal year. Management has focused throughout on a limited number of situations that it believes will meet an aggressive risk/reward profile.

Results From Operations

Excluding marginal accrued interest, the company earned no revenue in the latest quarter. Administrative expenses were $115,131.

In an environment where expenses are ongoing and revenue is only anticipated close attention must be paid to controlling administrative and general costs. The company has losses that total $1,175,880 for income tax purposes that may be carried forward to be applied against future taxable income.

Liquidity And Capital Resources

While the corporation has few liquid resources, management has cultivated relationships with potential strategic partners. We are noticing an increase in the number of financing opportunities being offered to us as the market recognizes the scope of our plans during our investigative period. No assurance can be given that any financing be it debt or equity can be completed pursuant to any business decision.

The company has been successful in meeting its minimal cash requirements from private borrowing and we expect these maintenance funds to be available at least thru the end of the year.

Recent Developments

The corporation has declared its new emphasis on energy and resources. Management is engaged in discussions that could lead to an investment in these areas. It is a given that the environment for business changed dramatically in the days following the close of the 2nd quarter. A deflationary cycle in energy and resources is palpable if not confirmed. Given these circumstances any economic or technical advantage must be pursued to ensure success and management is cognizant of this fact.

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

Dated this 20th day of November, 2001.
PACIFIC CART SERVICES LTD.
BY:	/s/ Robert Kinlock
Robert Kinloch, President, Chief Executive Officer and member of the Board of Directors