Form 10KSB
period 2001-12-31
PACIFIC CART SERVICES LTD
filed 2002-04-15
CIK 1074929

=============================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended - December 31, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission file number 000-25515

PACIFIC CART SERVICES LTD.
(Exact name of registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization	88-0410480 (IRS Employer Identification No.)

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
YES [ X ] NO [   ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

=============================================================================

State issuers revenues for its most recent fiscal year - December 31, 2001 - $6,729.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. December 31, 2001 - $299,580.00 There are approximately 4,993,000 shares of common voting stock of the Registrant held by non-affiliates. Based upon the average bid/ask price on April 1, 2002, the aggregate market value of the shares of Common Stock held by non-affiliates $998,600.

Issuers involved in Bankruptcy proceedings during the past 5 years. - Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: April 5, 2002 - 21,588,250 shares of Common Stock.

Transitional Small Business Issuer Format YES [ x ] NO [  ]

PART I

ITEM 1. BUSINESS

General

Pacific Cart Services Ltd. was incorporated under the laws of the State of Nevada on Aug 27, 1998. The company changed its name to Maverick Minerals Corporation to reflect its purchase of the Keno Hill Mining Camp in 2002. Our registered office in Nevada is with our agent, Michael Morrison, 1475 Ridgeview Drive, Reno, Neveda. Head office is located in Saskatoon, Saskatchewan.

Introduction

On November 6, 2001 the company through its wholly owned subsidiary, Gretna Capital Corporation ( Gretna ), acquired the former United Keno Hill Mines property in Elsa, Yukon. The claims and leases are known collectively as the "Elsa Properties." Gretna owns the property through its purchase of 100% of the outstanding common shares of A.M.T. Canada Inc. (A.M.T.).

A.M.T. was incorporated by Advanced Mineral Technologies Inc. in July 2001. A.M.T. purchased all of the assets of United Keno Hill Mines Ltd. pursuant to a vesting order issued by the Yukon Supreme Court.

The purchase included:

* * * * *

All mineral claims, mining leases
All minerals, ores and concentrates produced from the properties
All land, including surface leases
All chattels, equipment and machinery in on or used in connection with the UKH Mines and/or UKH Land.
All on site data

Location and Access

The Elsa Properties are located in the central Yukon Territory, approximately 350km due north of Whitehorse in the vicinity of the villages of Elsa and Keno City.

Access to the property is by two-lane paved road from Whitehorse to the town of May and an all weather gravel road running 45 km east from Mayo. The Alaska Highway connects Whitehorse, the capital of the Yukon Territory, to southern Canada. The tidewater ports of Skagway and Haines, Alaska are both accessible by all-weather roads from Whitehorse. There is daily air service between Whitehorse and Vancouver.

Property Description

The property is comprised of 674 mining leases, 185 annual mineral claims, two patented mineral claims and ownership interests in two mining leases. It covers more than 26,000 acres in a roughly east-west belt about 26km long and up to 8 km wide.

Processing and Ancillary Facilities at ELSA

A 500 Ton per day concentrator, including crushing, grinding, flotation, thickening and filtering facilities are located on the properties at the town of Elsa.

Also on the properties are warehouses, maintenance shops for mining and heavy equipment, an assay laboratory, a "mine-dry," core and sample storage facilities and exploration, geology, engineering and administration offices. Other facilities include single family dwellings, apartment buildings and bunkhouses, recreational and dining facilities and a first aid clinic.

Freshwater for the facilities is provided from a nearby lake. Power is supplied by Yukon Energy Corporation's 5 megawatt hydro-electric facility 40 km to the south of Elsa. Standby power is available from a diesel generating plant. Heat is provided to the Elsa facilities by a central boiler hour's complex.

History of Work

Silver was first discovered on the Elsa Properties at Galena Creek in 1906, at the site of the present day Silver King Mine. Silver production from the camp began in 1914. The total production in the eighty-six intervening years is about 5,342,000 tons of ore at an historic camp grade of 40 oz Ag/t, 6.6% pb and 4.1%Zn. The Elsa mining camp ranks as one of the richest and most productive silver camps in North America. More than 160 km of known vein strike length have been identified within which some 65 deposits and prospects have been found. Thirty-four of these deposits have a documented history of production.

UKHM was formed by Conwest interests in 1945 to acquire former Treadwell-Yukon properties. In 1947, UKHM began production at the Elsa Properties. Since then, 149 million ounces of silver from 4.6 million tons of ore have been recovered. Curing the 1950's, the Hector-Calumet and Elsa Mines were the main producers.

In the early 1960's, Falconbridge Nickel Mines Ltd. ("Falconbridge") acquired control of UKHM by purchasing Conwest's control block of shares. Under Falconbridge, there was a steady decline in profits, except for a period of anomalously high silver prices that prevailed in the late 1970s and early 1980s. In early 1989, Falconbridge suspended commercial production due to falling silver prices, chronic production shortfalls and high operating costs. In April 1990, the company offered its position in UKHM for sale in a general divestment of non-core assets. In July 1990, former management organized a group to acquire Falconbridge's 45% interest in UKHM.

Watts Griffis McQuat (WGM), a respected Canadian mine engineering firm, first became involved the Elsa Properties in the fall of 1993. WGM was retained to evaluate the exploration potential of the Properties. Subsequently in 1994 and 1995, WGM designed and managed a focused and phased exploration program on the Bellekeno, Silver King and Husky Southwest Mines. Geological data on the properties was compiled, computerized and re-interpreted. Work included geophysical surveys, surface and underground drilling, underground rehabilitation and development. This resulted in the discovery of new veins and a substantial increase in the mineral resources at the Silver King and Bellekeno Mines.

In 1996, UKHM carried out limited exploration at the Bellekeno Mine and Silver King Mines and continued ongoing site and mill maintenance and rehabilitation until October 1996. In addition, it commissioned Rescan Engineering Ltd. ("Rescan") to complete a feasibility study on the Elsa Properties. A draft report was produced in October 1996.

Geology

The Keno-Galena Hill area is underlain by Yukon Group metasedimentary rocks. The metasedimentary rocks trend east-west and dip from 20-30ES, and have been divided locally into three formations: Upper Schist, Central Quartzite and Lower Schist. The principal ore deposits occur within the Central Quartzite along a series of mineralized faults known as "vein Faults" where brittle failure of the competent quartzite has developed arenas conducive to ore deposition. Where mineralized structures pass into schistose units they generally become narrow and contain little or no ore. Ore zones are also known to occur in the Lower Schist where more component units such as greenstone lenses are present.

Individual mines in the area consist of a series of irregular ore shoots located within the vein faults. Over 160 km of strike length of vein fault has been identified in the area hosting some 65 ore deposits and prospects. The total strike length of ore zones equals less than 10 km. If volume of vein is considered, ore shoots account for less than 2% of the veins. Within a particular mine, the ore shoots will account for 20% of or more of the vein strike length.

The principal ore minerals on the Elsa Properties are argentiferous galena, freibergite and pyrargyrite. Other important but less prominent ore minerals include polybasite, stephanite, native silver, argentite, sphalerite, jamesonite, bourmonite and boulangerite.

Status of Data

All historical data is stored in fire proof vaults at the town of Elsa. There is a considerable amount of data on the properties. Shallow percussion drilling alone has amounted to over 2.4 million feet. Additionally, there are hundreds of thousands of feet of underground workings and diamond drilling.

Exploration Potential

In 1993 Watts, Griffith McQuat evaluated the exploration potential of the properties. A review of the geological data by WGM showed that there was excellent potential to find additional reserves. In addition WGM's review of the mining methods employed versus modern methods of ground support which are currently available showed that significant operating efficiencies could be achieved. Conversion of the operation into a drive-in/drive-out operation from Whitehorse would eliminate the cost of maintaining the town site and significantly reduce overhead.

WGM concluded that if an adequate reserve base as existed in the 1950s could be established, that a profitable operation would result even at fairly modest silver prices. Should there be a significant increase in the price of silver, then the operation would be extremely profitable.

Company's Office

The Company's headquarters are located 2501 Lansdowne Avenue, Saskatoon, Saskatchewan, Canada S7J 1H3 and the telephone number is (306) 343-5799.

Employees

The Company is a development stage company and currently retains a maintenance contingent only at its mine site in the Yukon. This group of three individuals is augmented with outside independent consultants when necessary. The Company intends to hire additional employees as needed.

Risk Factors

1. Industrial metals prices are closely tied to supply and demand and world economic activity. The company requires a minimum and stable price structure for its contained metals. Any sustained interval below these prices can adversely affect the company's development plans and financing initiatives.

New Technology

2. The introduction of new technology to the mining process carries an inherent risk. No large scale closed circuit chemical leach circuits are currently in production. While the company has a sound technical foundation for its process a period of reduced initial production is contemplated in order to re-calibrate during the incipient stages.

Environment and Regulation

3. Notwithstanding that the company has negotiated and received conditional authority to operate inside negotiated production and water use parameters, the mining and processing of minerals occurs in a regulated environment. Any failure of the company to adhere to the guidelines of its operating authority could result in adverse and deleterious consequences. The company will benefit from management's broad operating experience at the subsidiary level. In addition, management has retained and is operating with expert consultants in reclamation, wetlands construction and regulation. This activity will continue through pre-production and where necessary during production to maintain regulatory compliance.

Liquidity; Need for Additional Financing.

4. The administration of the company is efficient and the financing of general and administrative expenses can be met and will be met for the next fiscal year through various low level financing mechanisms including but not restricted to shareholder loans and short term debt.

The need for capital to implement subsidiary plans for adapting existing infrastructure to process tailings at the "Elsa Properties" is now the companys foremost financing priority.

The company secured a private placement of $100,000.00 at the end of its fiscal year. The proceeds of that financing will meet the short term requirements of the company and its subsidiaries.

Discussions are ongoing with interested parties for the provision of the $4,000,000.00 projected to bring the existing facility into production. This funding may be as a lump sum of staged over several months as required. While a payment in kind loan is considered most advantageous by the company all proposals will be granted consideration.

Any course chosen to finance the maintenance of subsidiary property carries with it the possibility of dilution, either in capital or direct ownership. The holding of property with structural liabilities and perpetual costs without the concomitant of revenue or actualized value is inherently risky and no assurance can be given that this disequilibrium can be sustained.

Competitive Environment

5. The nature of the mining industry in our sector is not defined by head to head competition. No mining interest exists in proximity to our site that to management's knowledge is contemplating a similar technological process. Purchasers of the metals that will be produced once production commences are readily available. While the markets for our secondary metals, lead and zinc, are not subject to structural deficits in supply, our principal metal, silver, has been in structural deficit since 1990 according to the industry organizations. No barrier to marketing planned production exists in the opinion of management.

Factors beyond the company's control:

* * *	Fluctuating market prices for industrial and semi-precious metals Changes in world demand for industrial and semi-precious metals Changes in world supply for industrial and semi-precious metals

Reliance Upon Officers and Directors

6. The Company is wholly dependent, at the present, upon the personal efforts and abilities of its Officers and Director, who exercise control over the day to day affairs of the Company. See "Business" and "Management."

Issuance of Additional Shares

7. As of December 31, 2001, 82,323,750 shares of Common Stock or 82.32% of the 100,000,000 authorized shares of Common Stock of the Company are unissued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Any additional issuance by the Company, from its authorized but unissued shares, would have the effect of diluting the interest of existing shareholders. See "Description of Securities."

Indemnification of Officers and Directors for Securities Liabilities.

8. The Company's Articles of Incorporation provide that the Company will indemnify any Director, Officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in The Company Act of the State of Nevada. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

Cumulative Voting, Preemptive Rights and Control.

9. There are no preemptive rights in connection with the company's common stock. Shareholders may be further diluted in their percentage ownership of the company in the event additional shares are issued by the Company in the future. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of common stock, present in person or by proxy, will be able to elect all of the company's board of directors. See "Description of Securities."

10. No Dividends Anticipated. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors.

ITEM 2. DESCRIPTION OF PROPERTIES.

To be supplied at a later date.

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

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

(a) Market Information.

The Registrant's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol PFCS. The table shows the high and low bid of Registrant's Common Stock since June 23, 1999 when the Registrant's securities began trading.

Quarter Ended	BID
	High	Low
2001
Fourth Quarter Third Quarter Second Quarter First Quarter	0.24 0.17 0.31 0.06	0.03 0.05 0.05 0.03
2000
Fourth Quarter Third Quarter Second Quarter First Quarter	0.480 0.500 0.625 2.125	0.4000 0.0625 0.6250 0.1870
1999
Fourth Quarter Third Quarter Second Quarter First Quarter	1.75 1.75 -0- -0-	0.50 0.62 -0- -0-

(b) Holders.

As of December 31, 2000, there were 27 holders of the registrant's common stock. This number does not include those beneficial owners whose securities are held in a street name.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Following a mid-year re-organization which saw the outstanding share capital shrink by 30% the corporation executed a major acquisition in the resource sector. On November 6 2001, the corporation purchased the historic Keno Hill silver-lead-zinc mining camp known as the " Elsa Properties ". This acquisition has given the company a foundation for growth through ownership of one of the largest production ready silver mining properties in North America.

The primary ancillary benefit accruing from the purchase was the opportunity to partner with Advanced Mineral Technology. Advanced Mineral Technology, Inc. is an Idaho Corporation that was formed 25 years ago by metallurgical engineer H. Philip Cash to manage the exploration, evaluation, development, and production of mineral projects. The directors and officers of the Company are mining engineers with over 100 years of combined experience in the mining industry. Over its 25 year history, the Company and its subsidiaries have developed and operated numerous mining operations in Idaho, California, Montana, Argentina and British Columbia, as well as placer operations near Dawson City in the Yukon. While operating the Yukon placer mining venture, Advanced Mineral Technology received a letter of recommendation from DIAND mining inspectors, which recognized exemplary reclamation and mining practices, as well as successful voluntary work to conduct stream channel restoration.

The corporation issued 3,000,000 common shares for the purchase of 100% of AMT Canada Inc. At the time of the transaction AMT has liabilities of approximately $2,845,000.00 reflecting its purchase of the " Elsa Properties ". At the time of issuance, we issued an additional 1,500,000 common shares which are being held pending exercise of an option granted to us by Advanced Mineral Technology, Inc., a Nevada company. The option, if and when it is exercised, would see us trade the 1,500,000 shares in exchange for 1/3 of the common equity of Advanced Mineral Technology. The option expires on May 31, 2002. The possibility exists to extend the exercise date before that time. The 1,500,000 shares are reflected in our financial statements as issued and outstanding however if no exercise occurs, they will be returned to the treasury for cancellation. Advanced Mineral Technology, a Nevada company is in the process of permitting it's Cherokee Mine property outside of Oroville, California whose primary resource is silica.

The action plan for the 90 days following the acquisition of the "Elsa Properties" focused on reducing the costs of holding and maintaining the property and establishing a maintenance protocol. I can report that the efforts and results of the professionals at Advanced Mineral Technology have been exemplary. Operating and maintenance costs as they relate to historical numbers have been substantially reduced. These positive gains allow the corporation to focus on financing capital costs leading to production and revenue.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

To be supplied at a later date.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers.

The following table sets forth the names and nature of all positions and offices held by all directors and executive officers of the Company for the calendar year ending December 31, 2000, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

Name	Position Held	Date of Election of Designation	Date of Termination or Resignation
James Oste	Chairman of the Board of Directors	08/27/99	07/05/01
Robert Kinloch	President and CEO Chairman of the Board of directors	03/05/00	07/05/01
David Glass	Treasurer, Chief Financial Officer and a member of the Board of Directors Secretary	08/27/99	07/05/01

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

Robert Kinloch - President, Chief Executive Officer and Board Member.

Since inception, Mr. Kinloch has been a founder and a member of the Board of Directors. On March 5, 2000, Mr. Kinloch resigned as the vice-president and chief Operating officer of the company, and became the president and chief executive officer. . From June 1993 to June 1996, Mr. Kinloch was a commercial charter pilot for Loyal Air. Loyal Air is located in Belleville, Ontario. From June 1987 to September 1990, Mr. Kinloch was a registered commodity futures trader with the Ontario Securities Commission. From June 1987 to September 1990, Mr. Kinloch was an independent floor trader on the Toronto Futures Exchange, Toronto Stock Exchange. From December 1988 to December 1997, Mr. Kinloch was a co-founder and vice president of Lakebreeze Properties Ltd. Lakebreeze is a property development company. Mr. Kinloch graduated from the University of Saskatchewan in 1992..

Compliance with Section 16(a) of the Exchange Act.

The directors, executive officers and ten percent stockholders of the Company did not file any Forms 3, 4 or 5 as required by Section 16 of the Securities Exchange Act of 1934. Said directors, officers and ten percent stockholders intend to file all delinquent reports in the near future.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the aggregate compensation paid by the Company for services rendered during the period indicated:

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
James Oste Chairman	2000 1999 1998	0 24,000 0	0 0 0	0 0 0	1,500,000 3,500,000 0	0 0 0	0 0 0	0 0 0
Robert Kinlock President, CFO & Director	2001 2000 1999	24,218 22,000 0	0 0 0	0 0 0	1,500,000 2,500,000 0	0 0 0	0 0 0	0 0 0
David Glass Secretary/Treasurer & Director	2000 1999 1998	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

The Company anticipates paying the following salaries in 2001, subject to the Company beginning profitable operations and generating sufficient revenues to pay the same:

Robert Kinloch President	$ 150,000

Long-Term Incentive Plan Awards.

The Company has established a long-term incentive plan to provide compensation intended to serve as incentive for performance.

Compensation of Directors.

Directors do not receive any compensation for serving as members of the Board of Directors. The Board has not implemented a plan to award options to any Directors. There are no contractual arrangements with any member of the Board of Directors.

The Company has not paid any paid salaries to its officers since the Company's inception and does not plan to do so until such time as the Company beings operating profitably.

Compensation of Directors.

The Company's Board of Directors unanimously resolved that members receive no compensation for their services, however, they are reimbursed for travel expenses incurred in serving on the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who own more than five percent of the Company's Common Stock as of December 31,2001:

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Position	Percent of Class
Robert J. Kinloch 2501 Lansdowne Ave. Saskatoon, SK Canada S7J 1H3	4,500,000	President, Chief Executive Officer and a member of the Board of Directors	25.45%
All officer and Directors as a Group (1 Persons)	4,500,000		25.45%
Rod Mancini Box 118 Group 336 Winnipeg, MN R3C 2E7	2,800,000		15.84%
Advanced Mineral Technology Route I Box 1092 Fairfield, ID	3,000,000		16.97%

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

In February 1999, the Company issued 250,000 shares of common stock to David G. Glass, the Company's Treasurer in consideration of the $10,000.In October 1998, the Company issued 2,000,000 shares of common stock to Robert J. Kinloch, the Company's President in consideration of services rendered by Mr. Kinloch as a finder in locating investors for the Company's securities.

On January 10, 1999, the Company entered into an agreement with MisterTube Steak Canada Inc. ("MTS") wherein the Company was appointed MTS'sexclusive distributor in California and Washington. See "ITEM 1. BUSINESS."Mr. Oste is President and a Director of MTS and Mr. Kinloch is head of investor relations for MTS. As a result of Messrs. Oste and Kinloch's positions with the Company and MTS, a potential conflict of interest exists with respect to matters relating to the operation of the Company. Messrs.Oste and Kinloch have agreed, so long as they are officers and directors of the Company and affiliated with MTS, that all opportunities presented totem will be made available to MTS and the Company on an equal basis, but subject to the terms and conditions of the agreement between the Company and MTS. For example, orders for the purchase of the Mobile Vending Carts and Products emanating from California and Washington will belong to the Company. Orders for products emanating from outside California and Washington will belong to MTS since those jurisdictions are not covered byte Agreement. In the event that some business opportunity is presented tithe Company which does not fall within the foregoing parameters, the business opportunity will be offered to the Company and MTS on an equal end an opportunity which would cause the Company to offer the same to MTS on an equal basis, however, in the event such opportunity does appear, the same will be so offered. On February 22, 1999, the Company acquired five easy-tow trailers carts from Karen co Food Ltd., owned by James Oste, the Company's former President, in consideration of $15,000.

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

Exhibits

The following documents are incorporated herein by reference from the Registrant's Form 10SB Registration Statement and all amendments thereto, which was filed with the Securities and Exchange Commission on August 8, 1999, and all exhibits thereto, as filed with the Commission:

Exhibit No. 3.1 3.2 4.1 10.1 10.2	Description Articles of Incorporation. Bylaws. Specimen Stock Certificate. Agreement with Mr. Tube Steak of Canada, Inc. Amendment to Agreement with Mr. Tube Steak.

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

The following documents are incorporated herein by reference from the Registrant's Form 10-K Annual Report and all amendments thereto, which was filed with the Securities and Exchange Commission on April 7, 2000, and all exhibits thereto, as filed with the Commission:

10.3 99.1	Letter of Intent to Purchase the Assets of Mr. Tube Steak of Canada. Consulting Agreement between the Company and Richard L. Woytkiiw and Francis H. Schenstead.

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

SIGNATURES	TITLE	DATE

/s/ Robert J. Kinloch Robert J. Kinloch	President, CEO and a Member of the Directors	April 16, 2001