Form 10QSB
period 2002-03-31
MARVERICK MINERALS CORP
filed 2002-05-29
CIK 1074929

==============================================================================

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending March 31, 2002
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-25515

MAVERICK MINERALS CORPORATION
(formerly known as, Pacific Cart Services Ltd.)
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
Yes [ x ] No [ ]

The number of common shares without par value outstanding on March 31, 2002 was 17,788,250 shares.

==============================================================================

MOEN AND COMPANY
CHARTERED ACCOUNTANTS

PO Box 10129 1400 - 701 West Georgia Street Vancouver, BC V7Y 1C6	Telephone: Fax: Email:	(604) 662-8899 (604) 662-8809 moenandcompany@attcanada.net

__________________________________________________________________________________________

INDEPENDENT ACCOUNTANTS' REPORT

To the Directors and Shareholders of
Maverick Minerals Corporation.
(A Nevada Corporation)
Formerly Pacific Cart Services Ltd.
(A Development Stage Company)

We have reviewed the accompanying Consolidated Balance Sheets of Maverick Minerals Corporation (A Development Stage Company) (Formerly Pacific Cart Services Ltd.) as at March 31, 2002 and March 31, 2001, and the Consolidated Statements of Income, Retained Earnings (Deficit), Cash Flows and Shareholders' Equity for the three month periods then ended. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with U.S. generally accepted accounting principles.

Vancouver, British Columbia, Canada May 17, 2002	"Moen and Company" Chartered Accountants

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(A Development Stage Company)
Consolidated Balance Sheet
March 31, 2002
(Expressed in U.S. Dollars)
(With Comparative Figures at March 31, 2001)
(Unaudited)

ASSETS	2002	2001
Current Assets
Cash	$3,534	$--
Prepaid expense (Note 14)	56,815	--
Loan receivable (Note 10)	--	108,772
	60,349	108,772
Mining & Exploration Property (Note 2(f) (j))	2,889,636	--
Fixed Assets, at cost (Note 2(e))
Equipment	25,613	24,662
Mining & other equipment	31,696	--
	57,309	24,662
Accumulated depreciation	(18,594)	(10,725)
	38,715	13,937
	$2,988,700	$122,709
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$33,882	$21,749
Due to Energold Minerals Inc.	51,496	--
Due to related parties (Note 3(b))	114,872	--
Management fees payable (Note 6(ii))	--	276,665
Notes payable and accrued interest (Note 11)	122,917	193,309
Due to Mr. Tube Steak Canada Inc.	--	2,005
Current portion of agreement payable, due December 31, 2002 (Note 2(j))	675,119	--
	998,286	493,728
Long-Term Debt
Long portion of agreement payable - Supreme Court of the Yukon Territory, Canada - due December 31, 2003 (Note 2(j))	1,591,125	--
Shareholders' Equity
Capital Stock (Note 5)
Authorized:
100,000,000 common shares at $0.001 par value
Issued and fully paid
20,088,250 common share at par value
(2000 - 17,078,250 common shares)	20,088	17,078
Additional paid-in capital	2,148,813	1,196,823
Deferred compensation (Note 7)	(354,968)	(430,168)
	1,813,933	783,733
Deficit, accumulated during the development stage	(1,405,342)	(1,151,088)
Cumulative currency translation adjustment	(9,302)	(3,664)
	399,289	(371,019)
	$2,988,700	$122,709
Approved on Behalf of the Board "Robert J. Kinloch" Director
See Accompanying Notes and Independent Accountants' Report

MAVERICK MINERALS CORPORATION Formerly Pacific Cart Services Ltd. (A Nevada Corporation) (A Development Stage Company) Consolidated Statement of Income (Expressed in U.S. Dollars) (Unaudited)
	Cumulative From Date of Inception on August 27,1998 to March 31, 2002	Three Months Ended March 31,
		2002	2001
Revenue
Interest income	$15,022	$--	$2,045
Administration Expenses
Accounting fees	35,433	16,452	175
Acquisition administration fees	5,000	--	--
Amortization of deferred compensation (Note 7)	241,532	18,800	18,800
Automotive expenses	12,670	(321)	--
Consulting services - net	555,257	102,873	--
Depreciation	18,594	3,642	1,233
Interest expense	32,096	1,900	3,461
Investor relations	11,491	--	--
Legal expenses	110,867	6,815	--
Management fees (Note 3(a))	82,335	--	62,500
Merchandise design	1,650	--	--
Office expenses	27,248	4,087	12
Repairs and maintenance	42,503	28,256	--
Telephone and utilities	49,516	24,890	--
Transfer agent fees	7,963	436	--
Travel expenses	76,946	4,938	--
Wages and benefits	21,891	6,887	--
Write off notes payable	(21,840)	--	--
Write off loan receivable (Note 10)	109,212	--	--
Total administration expenses	1,420,364	219,655	86,181
Profit (Loss) for the period	(1,405,342)	(219,655)	(84,136)
Income taxes (Note 14)	--	--	--
Net Profit (Loss) for the Period	$(1,405,342)	$(219,655)	$(84,136)
Net Profit (Loss) Per Common Share
Basic		(0.01)	$(0.01)
Diluted		(0.01)	$(0.01)
Average Number of Common Shares Outstanding
Basic		18,938,250	16,878,250
Diluted		18,938,250	16,878,250
MAVERICK MINERALS CORPORATION Formerly Pacific Cart Services Ltd. (A Nevada Corporation) (A Development Stage Company) Statement of Retained Earnings (Deficit) (Expressed in U.S. Dollars) (Unaudited)
	Cumulative From Date of Inception on August 27, 1998 to March 31, 2002	Three Months Ended March 31,
		2002	2001

Balance, beginning of period	$--	$(1,185,687)	$(1,066,952)
Net Profit (Loss) for the Period	(1,405,342)	(219,655)	(84,136)
Retained Earnings (Deficit)	$(1,405,342)	$(1,405,342)	$(1,151,088)

See Accompanying Notes and Independent Accountants' Report

MAVERICK MINERALS CORP.
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period From Date of Inception on August 27, 1998 to March 31, 2002
(Expressed in U.S. Dollars)
(Unaudited)

		Price Per Share	Number of Common Shares	par Value	Additional Paid-in Capital	Deferred Compensation	Total Capital Stock	Retained Earnings (Deficit)	Cumulative Currency Translation Adjustment	Total Shareholders' Equity
Oct. 5, 98	Shares subscribed by Director for cash (note 7(b))	$0.05	5,000,000	$5,000	$245,000		$250,000			$250,000
Oct. 5, 98	Shares subscribed by Director for finders' fee (note 7(a))	$0.05	2,000,000	2,000	98,000		100,000			100,000
Dec. 7, 98	Share subscribed by private placement for cash	$0.05	1,283,000	1,283	62,867		64,150			64,150
Deferred compensation						(300,000)	(300,000)			(300,000)
Deferred compensation amortization						15,000	15,000			15,000
Net loss for the period								(46,783)		(46,783)
Balance, December 31, 1988			8,283,000	8,283	405,867	(285,000)	129,150	(46,783)		82,367
Feb. 2, 99	Shares subscribed by Director for consulting services	$0.05	250,000	250	12,250		12,500			12,500
Feb. 3, 99	Shares subscribed by private placement for cash	$0.04	1,500,000	1,500	58,500		60,000			60,000
Jun. 15, 99	Shares subscribed by stock option exercised - shares to be issued	$0.04	3,000,000	3,000	117,000	(117,000)	3,000			3,000
Deferred compensation						(2,500)	(2,500)			(2,500)
Dec 3, 99	Shares subscribed by private placement for cash	$0.65	25,250	25	17,226		17,251			17,251
Deferred compensation amortization						57,332	57,332			57,332
Net loss for year ended December 31, 1999								(219,684)		(219,684)
Balanc, December 31,1999			13,058,250	13,058	610,843	(347,168)	276,733	(266,467)		10,266
January 2000 shares for assets of Mr. Tube Steak Canada Inc.		$0.75	798,000	798	597,702		598,500			598,500
Mar 8, 2000 shares issued for consulting fees		$0.50	1,220,000	1,220	608,780		610,000			610,000
Cancellation of shares issued for consulting fees			(400,000)	(400)	(199,600)		(200,000)			(200,000)
Sep 30, 00	Shares subscribed by stock option exercised - shares to be issued	$0.06	3,000,000	3,000	177,000	(177,000)	3,000			3,000
Deferred compensation amortization						75,200	75,200			75,200
Shares returned to treasury on cancellation of deal with Mr. Tube Steak Canada Inc.			(798,000)	(798)	(597,702)		(598,500)			(598,500)
Cumulative Currency Translation Adjustment									(3,664)	(3,664)
Net loss for year ended December 31, 2000								(800,485)		(800,485)
Balance, December 31, 2000			16,878,250	16,878	1,197,023	(448,968)	764,933	(1,066,952)	(3,664)	(305,683)
Deferred compensation amortization						75,200	75,200			75,200
August 31, 2001 reduction shares issued - net			(5,700,000)	(5,700)	5,700
Shares issued for notes payable - Rod Mancini			2,000,000	2,000	77,000		79,000			79,000
Shares issued for consulting fees CPM Group @ $0.10			10,000	10	990		1,000			1,000
Shares issued for purchase AMT Canada Inc., acquired by wholly owned subsidiary			3,000,000	3,000	597,000		600,000			600,000
Shares subscribed			1,500,000	1,500	98,500		100,000			100,000
Shares issued for legal fees Fogler Rubinoff LLP			50,000	50	11,450		11,500			11,500
Shares issued for Steven Duff - travel expenses at $0.07 per share			50,000	50	3,450		3,500			3,500
Net loss for year ended December 31, 2001								(118,735)		(118,735)
Cumulative currency translation adjustment									(5,638)	(5,638)
Balance, December 31, 2001			17,788,250	$17,788	$1,991,113	($373,768)	$1,635,133	($1,185,687)	($9,302)	440,144
Shares issued for debt - Cardinal			800,000	$800	$59,200		$60,000			60,000
Shares issued for consulting - Getty			1,500,000	$1,500	$98,500		$100,000			100,000
Deferred compensation amortization						18,800	18,800			18,800
Net loss for the period								(219,655)		(219,655)
Balance, March 31, 2002			20,088,250	$20,088	$2,148,813	($354,968)	$1,813,933	($1,405,342)	($9,302)	$399,289

See Accompanying Notes and Independent Accountants' Report

MAVERICK MINERALS CORPORATION Formerly Pacific Cart Services Ltd. (A Nevada Corporation) (A Development Stage Company) Consolidated Statement of Cash Flows (Expressed in U.S. Dollars) (Unaudited)

	Cumulative From Date of Inception on August 27, 1998 to March 31, 2002	Three Months Ended
		2002	2001

Cash Provided by (Used for) Operating Activities
Net Profit (Loss) for the period	$(1,405,342)	$(219,655)	$(84,136)
Shares issued for - consulting services	101,000	50,000
- legal fees	11,500	--	--
- travel	3,500	--	--
Changes in non-cash working capital items
Prepaid and deposit	(56,815)	--	--
Accounts payable	33,882	(29,636)	183
Unpaid management fees	--	--	62,500
Loan receivable	--	--	(2,045)
Share subscription receivable	100,000	100,000	--
Cumulative adjustment	(9,302)	--	--
Depreciation	18,594	3,642	1,233
Deferred compensation expenses	(354,968)	18,800	18,800
	(1,557,951)	(76,849)	(3,465)
Investing Activities
Acquisition of subsidiary
Cash payment	(15,848)	--	--
Net liabilities of AMT Canada Inc.	(7,544)	--	--
Purchase of equipment	(57,309)	--	--
	(80,701)	--	--
Financing Activities
Capital stock subscribed	1,292,901	--	--
Notes payable	182,917	2,938	3,462
Due to Energold Minerals Inc.	51,496	6,339	--
Due to related parties	114,872	73,963	--
	1,642,186	83,240	3,462
Increase (Decrease) in Cash
During the Period	3,534	6,391	(3)
Cash, Beginning of the Period	--	(2,857)	3
Cash, End of the Period	$3,534	$3,534	$--

See Accompanying Notes and Independent Accountants' Report

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 1. BUSINESS OPERATIONS

a) The Company date of incorporation and inception was on August 27, 1998 under the Company Act of the State of Nevada, U.S.A. to pursue opportunities in the business of franchising fast food distributor systems. On May 23, 2001, the Company changed its direction to the energy and mineral resource fields.

b) The Company adopted a Directors' Resolution, dated February 15, 2002, to amend the original activities of the company by changing its name to Maverick Minerals Corporation.

c) The Company is considered to be a development stage enterprise, as its principal operations have not yet commenced and have not yet produced revenue. The deficit has been accumulated in the development stage. The new direction of the Company as outlined in (a) above maintains the company in the development stage.

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

Depreciation is measured at historical exchange rates that existed at the time the underlying fixed asset was acquired.

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Capital accounts are translated at their historical exchange rates when the capital stock is issued.

The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the year.

An analysis of the changes in the cumulative currency translation adjustment account, as disclosed as part of stockholders' equity, is as follows:
	2001	2000
Beginning balance, December 31, 2001 and December 31, 2000	$(9,302)	$0
Changes during the period	--	(3,664)
Ending balance, March 31, 2002 and 2001	$(9,302)	$(3,664)

c) Basis of Presentation

These financial statements are prepared in accordance with United States of America Generally Accepted Accounting Principles (GAAP).

d) Net Loss Per Share

Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

e) Fixed Assets/Depreciation

The company depreciates its equipment at 20% per annum on a straight-line basis.
	March 31,
	2002	2001
Equipment	$25,613	$24,662
Mining & other equipment	31,696	-
	57,309	24,662
Accumulated Depreciation	(18,594)	(10,725)
	$38,715	$13,937

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

f) Mining and Exploration Property

These consolidated financial statements include the accounts of a wholly-owned subsidiary, Gretna Capital Corporation, and the latter company's wholly-owned subsidiary AMT Canada Inc. (see Note 2(j) AMT Canada Inc. has mineral reserve assets in the Yukon Territory, Canada and, accordingly, disclosure is included, below of mineral reserve of AMT Canada Inc., in accordance with FAS 89.

Information provided to AMT Canada Inc. based upon engineering information in September 1996 and March 1997, which is unchanged since those dates, is as follows:
Ukhm Elsa Properties Reserves
		Proven		Probable
Mineral Resources	Mine	Tons	(oz/t)	Tons	(oz/t)

Silver					%
	Bellekeno	8,000	45.85	221,000	35.59
	Husky Main			36,000	44.04
	Husky SW	6,000	27.05	61,000	31.33
	Onek	7,000	6.71	43,000	10.19
	Silver King	2,000	73.49	20,000	52.09
	Total	23,000		381,000

Lead			%		%
	Bellekeno	8,000	10.04	221,000	12.05
	Husky Main			36,000	0.00
	Husky SW	6,000	0.69	61,000	0.78
	Onek	7,000	2.35	43,000	3.36
	Silver King	2,000	5.03	20,000	1.59
	Total	23,000		381,000

Zinc			%		%
	Bellekeno	8,000	4.11	221,000	8.8
	Husky Main			36,000	0.00
	Husky SW	6,000	0.00	61,000	0.00
	Onek	7,000	12.49	43,000	14.3
	Silver King	2,000	0.00	20,000	0.06
	Total	23,000		381,000

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Mineral Resources (100%) Elsa Properties Mineral Resources
		Measured		Indicated		Indicated
Mineral Resources	Mine	Tons	oz/t	Tons	oz/t	Tons	oz/t
Silver	Underground Mines
	Bellekeno	8,000	45.85	246,000	35.56	89,000	29.33
	Bermingham			14,000	33.03
	Husky Main	4,000	43.86	42,000	43.35	16,000	47.86
	Husky SW	6,000	27.05	61,000	31.33	23,000	23.46
	Keno 700	13,000	32.59	44,000	32.72	12,000	26.53
	No Cash	1,000	33.01	7,000	25.91	1,000	35.38
	Onek	7,000	7.9	43,000	11.99	36,000	14.24
	Porcupine	3,000	28.19	9,000	31.29	2,000	38.50
	Ruby	500	19.8	26,000	23.26	6,000	25.70
	Silver King	2,000	73.49	71,000	39.25	24,000	43.62
	Total	44,500	Total	563,000	Total	209,000

	Open Pit Mines
	Elsa 208			12,000	14.54
	Flame and Moth			17,000	19,12
	Hector			2,000	20.01
	Keno 3-9			29,000	17.54
	Keno 18			14,000	20.86
	Onek			20,000	12.38
	Shimrock "K"			12,000	21.68
	Silver King			1,000	19.21
	Townsite			33,000	12.65
			Total	140,000

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Mineral Resources (100%) Elsa Properties Mineral Resources as of July 31, 1996
		Measured		Indicated		Indicated
Mineral Resources	Mine	Tons	oz/t	Tons	oz/t	Tons	oz/t
Lead	Underground Mines
	Bellekeno	8,000	10.04	246,000	11.36	89,000	11.27
	Bermingham			14,000	0.00
	Husky Main	4,000	3.75	42,000	0.00	16,000	0.00
	Husky SW	6,000	0.69	61,000	0.78	23,000	0.00
	Keno 700	13,000	0.00	44,000	0.66	12,000	0.00
	No Cash	1,000	5.25	7,000	4.53	1,000	7.10
	Onek	7,000	2.77	43,000	3.95	36,000	5.96
	Porcupine	3,000	0.00	9,000	0.00	2,000	0.00
	Ruby	500	1.72	26,000	0.51	6,000	0.87
	Silver King	2,000	5.03	71,000	1.70	24,000	0.20
	Total	44,500		563,000		209,000

	Open Pit Mines
	Elsa 208			12,000	0.00
	Flame and Moth			17,000	1.39
	Hector			2,000	3.60
	Keno 3-9			29,000	3.60
	Keno 18			14,000	4.97
	Onek			20,000	4.59
	Shimrock "K"			12,000	7.89
	Silver King			1,000	3.33
	Townsite			33,000	1.48
			Total	140,000

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Mineral Resources (100%) Elsa Properties Mineral Resources as of July 31, 1996
		Measured		Indicated		Indicated
Mineral Resources	Mine	Tons	oz/t	Tons	oz/t	Tons	oz/t
Zinc	Underground Mines
	Bellekeno	8,000	4.11	246,000	8.22	89,000	10.39
	Bermingham			14,000	0.00
	Husky Main	4,000	0.00	42,000	0.00	16,000	0.00
	Husky SW	6,000	0.00	61,000	0.00	23,000	0.00
	Keno 700	13,000	0.00	44,000	0.00	12,000	0.00
	No Cash	1,000	0.00	7,000	0.00	1,000	0.00
	Onek	7,000	14.70	43,000	16.83	36,000	16.21
	Porcupine	3,000	0.00	9,000	0.00	2,000	0.00
	Ruby	500	1.17	26,000	0.45	6,000	0.54
	Silver King	2,000	0.00	71,000	0.25	24,000	0.00
	Total	44,500		563,000		209,000

	Open Pit Mines
	Elsa 208			12,000	0.00
	Flame and Moth			17,000	6.41
	Hector			2,000	0.00
	Keno 3-9			29,000	0.18
	Keno 18			14,000	0.00
	Onek			20,000	0.00
	Shimrock "K"			12,000	0.00
	Silver King			1,000	0.00
	Townsite			33,000	0.27
			Total	140,000

Mining properties owned by AMT Canada Inc. are comprised of the United Keno Mine registered in the Mayo Mining Recorder's Officer under the Yukon Quartz Mining Act as all appurtenances thereto, all of the titled claims registered in that name in the Land Titles Office for the Yukon Territory under the Land Title Act.

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

g) Mining Properties and Exploration Costs

Exploration costs and costs of acquiring mineral properties are charged to earnings in the year in which they are incurred, except where these costs relate to specific properties for which economically recoverable resources are estimated to exist, in which case they are deferred.

Mining properties are, upon commencement of production, amortized over the estimated life of the orebody to which they relate or are written off if the property is abandoned or if there is considered to be a permanent impairment in value.

Investments in Mining Properties

Investments in mining properties over which the company has significant influence but not joint control are accounted for using the equity method.

Site Restoration and Post Closure Costs

Expenditures related to ongoing environmental and reclamation activities are expensed as incurred unless previously accrued.

Provisions for future site restoration and reclamation and other post closure costs in respect of operating facilities are charged to earnings over the estimated life of the operating facility, commencing when a reasonably definitive estimate of the cost can be made.

h) Environment Remedial Liability

SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities. The wholly owned subsidiary, Gretna Capital Corporation, has a wholly owned subsidiary, AMT Canada Inc., that has mineral resource properties in the Yukon Territory, Canada, that have no mineral resource operational activity during the period from date of acquisition of the subsidiary, on November 6, 2001, to March 31, 2002, and accordingly, management is not aware of any known environmental remedial liabilities as at March 31, 2002. SOP 96-1 is intended to provide guidance for "clean-up" activities rather than preventative or other activities.

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

i) Environmental Remediation Costs

AMT Canada Inc. accrues losses associated with environmental remediation obligations when they are probable and reasonably estimable, which usually is no later than the time of completion of the remedial feasibility study. These accruals are adjusted as additional information is available or if circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Expected recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is judged to be probable.

j) Consolidation

The Company has a Canadian wholly-owned subsidiary, Gretna Capital Corporation ("GRETNA"), which was activated on November 6, 2001. Accordingly, these financials are disclosed on a consolidated basis.

On November 6, 2001, the Gretna Capital Corporation entered into an agreement with the vendor, Advanced Mineral Technology Inc. ("Advanced"), a Nevada Corporation, to Purchase 100% of the outstanding common shares of its wholly-owned subsidiary company, AMT Canada Inc., a Yukon Company that was incorporated on May 17, 2001 under the business corporation Act of Yukon. The Company made the purchase through its wholly owned subsidiary, Gretna Capital Corporation, an Alberta Company with a closing date of November 15, 2001, or such other date as shall be mutually acceptable to the parties.

The purchase price of $2,882,092 was satisfied as follows:

As to the sum of $600,000.00 (six Hundred Thousand Dollars) by the delivery advanced of 3,000,000 common shares issued from the treasury of Pacific Cart Services Ltd. at a value of $0.20 per share as follows.
(i)	Two million shares to be delivered to the Vendor on closing.
(ii)

One million shares to be delivered on the closing date to an escrow option to be applied. The escrow shall provide for the release of these shares to the vendor provided that, Mr. H. Philip cash remains executive officer of AMT Canada Inc. in a period of net loss that six months following the closing date.

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

The underlying debt of AMT Canada Inc. totals $2,282,092 incurred by that company pursuant to a vesting order granted by the Yukon Supreme Court on September 6, 2001. The vesting order effected the transfer of all the assets of United Keno Hill Mines Ltd. of Toronto, Canada, to AMT Canada Inc. $25,000Cdn ($15,848US) was paid and the payable balance is $2,266,244, due as follows:
December 31, 2002	$675,119
December 31, 2003	1,591,125
$2,266,244

The court orders that the purchase price shall be paid and credited as follows:
(a)	the sum of $25,000Cdn which was paid into Court by the Purchase to the credit of this Proceeding, on or about May 8, 2001;
(b)

the purchaser shall pay an additional $1,050,000Cdn into Court to the credit of this Proceeding, on or before December 31, 2002 and the balance of the purchase price, plus applicable GST on the payment made up to that point in time, into Court to the credit of this Proceeding on or before December 31, 2003.

In the event the Purchaser engages in the construction, removal or modification of capital works for the maintenance or remediation of any environmental condition or damage on or related to the Assets (the "Environmental Capital Works"), the costs of the Environmental Capital Works incurred on or before December 31, 2003 shall be a credit against the Purchase Price up to the amount of $700,000Cdn (the "Environmental Remediation Credit") and in the event that the costs of the Environmental Capital Works exceed $700,000, the amount of such excess between $700,000Cdn and $1,500,000Cdn, that is, up to $800,000Cdn (the "Environmental Remediation Allowance"), shall entitle the Purchaser to a deferral of the payment of a portion of the Purchase Price equal to the Environmental Remediation Allowance as provided for a paragraph 5 of this Order.

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

The Environmental Remediation Allowance shall be deducted from the amount otherwise payable by the Purchaser on December 31, 2003 and shall be paid over the two years following that date in equal quarterly installments in the event that commercial production has commenced by December 31, 2003, and in the event that commercial production has not commenced by December 31, 2003, the Environmental Remediation Allowance shall be paid over the three years following that date in equal quarterly installments, with the first installment being due on April 1, 2004.

The Purchase shall provide written quarterly reports detailing all expenditures made in relation to the Environmental Remediation Credit, the Environmental Remediation Allowance and all other capital expenditures made in relation to the Assets until the sooner of the payment of the Purchase Price pursuant to the terms of this order or the Environmental Remediation Allowance meets or exceeds $800,000Cdn.

To the extent permitted by law, the Purchaser shall be entitled to acquire any and all benefits or credits to which the Respondents may be entitled under the Income Tax act (Canada) and which may be transferable to a purchaser of the Assets.

The Assets and the right, title, interest, property claims and demands of the Respondents and any other person or corporation relating to the Assets shall hereby immediately vest in AMT Canada Inc. and its successors and assigns forever free from all claims, charges, liens and encumbrances whatsoever existing as at the date of purchase by AMT Canada Inc.

The security Increases as it relates to the Environmental Remediation Allowance shall be subordinated in the event that such subordination is a condition to the completion of an equity or bank financing in the principal amount of $1,000,000 or more, in relation to the Assets.

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Assets and liabilities of the AMT Canada Inc. at the date of purchase on November 6, 2001, are as follows:
Assets
Cash at bank		$7,367
Office equipment		951
		8,318
Mining and exploration properties		2,889,636
Capital Assets
Mining & exploration properties		31,696
TOTAL ASSETS		2,929,650
Liabilities
Accounts payable		12,292
Due to Energold Minerals Inc.		35,266
Agreement payable - Supreme Court of Yukon Territory, Canada		2,266,244
TOTAL LIABILITIES		2,313,802
NET ASSETS		$615,848
Paid by
(1) cash deposit $25,000cdn ($US$15,848)	$15,848
(2) issuance of 3,000,000 shares @ $0.20 per share	$600,000	$615,848

AMT Canada Inc., by its Articles of Incorporation is authorized to issue an unlimited number of common shares without par value. One common share in the capital of the Company was subscribed for the price of $1.00 per share on May 17, 2001, by Advanced Mineral Technology Inc., representing 100% of the share outstanding of AMT Canada Inc. and this share has been transferred to Gretna on the date of the acquisition.

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 3. RELATED PARTY TRANSACTIONS:

a) Effective July 5, 2001, James Oste resigned as Chairman of the Board of Directors and James Oste's management agreement dated March 15, 1999 was terminated by mutual consent on that date. David Glass resigned from the Board of Directors and from his position as Chief Financial Officer on July 5, 2001.

b) The amount of due to related parties are comprised of the following as at March 31, 2002:

Robert J. Kinloch H. Philip Cash	$4,424 110,448
$114,872

c) On January 8, 2002 and pursuant to the employment agreement disclosed in Note 6, Robert Kinloch, President and Chief Executive Officer of the Company voluntarily reduced his compensation due in 2002 from $150,000 to $50,000 and was granted qualified stock options to purchase 1,000,000 common shares of the Company's stock at $0.10 per share, representing 120% of the closing stock price on the date of the grant.

Note 4. INCOME TAXES

The Company has losses that total $1,405,342 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at March 31, 2002 as it is reduced to nil by a valuation allowance.

Note 5. SHARE CAPITAL

(a) In the quarter ended September 30, 2001, and pursuant to a reorganization detailed in the Company's 8-K filing, 5,700,000 shares (net) were returned to the treasury and cancelled.

(b) 1,500,000 shares issued are to be cancelled. These shares are held in escrow and were initially intended to be issued for a proposed option on California Mining property. The latter property investment has been cancelled. These shares are not included as outstanding in these financial statements, and are to be cancelled by the Company.

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 5. SHARE CAPITAL (cont'd)

(c) On December 15, 2001, the company converted a note payable to Rod Mancini in the amount of $79,000 into two million common shares of the corporation.

(d) Stockholders equity includes 1,500,000 share subscribed, disclosed as at December 31, 2001 as a share subscription receivable, covering 1,500,000 common shares subscribed at $0.066 per share for a total of $100,000. The amount of $100,000 has been subsequently received after December 31, 2001. (see Note 13)

(e) On January 4, 2002, the Company entered into an agreement with Getty Resources Inc. of Nevada, for that Company to provide consulting and advisory services relating to operations, management and financing for the Keno mining property, owned by AMT Canada Inc. in the Yukon, Canada for the period of 6 months following January 4, 2002. The agreed upon consideration for these services is $100,000.00 to be satisfied by the issuance of 1,500,000 common shares from the treasury of Pacific Cart Services Ltd. The cost of these services will be booked in January 2002, and amortized over six months ending July 4, 2002 at $16,666 per month for five months and $16,670 for the sixth month.

Note 6. EMPLOYMENT AGREEMENT

An Employment Agreement dated March 15, 1999 was entered into by the Company for a five year period from January 1, 1999 to December 31, 2003, as follows:
i)

Robert Kinloch, to be employed as Executive Vice-President, Chief Operating Officer, and Director of the Company commencing at $22,000 per year and increased by resolution to $150,000 per year effective January 1, 2000. Mr. Kinloch, Chairman, President and Chief Operating Officer. Unpaid compensation as at December 31, 2001 of $267,930 relating to this employment agreement has been cancelled as at December 31, 2001.

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

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 7. COMPENSATION/DEFERRED COMPENSATION

Shares have been issued that give rise to compensation expense. This compensation is amortized over a five year period. Details of compensation expense and deferred compensation are as follows:
	Total	Compensation	Deferred Portion 03/31/02	Compensation Expense Period Ended March 31,
				2002	2001
a)	2,000,000 common shares issued as a finder's fee to Robert Kinloch, a director and officer of the Company at a price of $0.05 per share	$100,000	$31,000	$5,000	$5,000
b)	5,000,000 common shares subscribed by James Oste, a director and officer of the Company at a cash price of $0.01 per share for a total of $50,000 giving rise to compensation at $0.04 per share, or $200,000	200,000	62,000	10,000	10,000
c)	250,000 common shares issued for consulting services to David Glass at a price of $0.05 per share	2,500	1,043	125	125
d)	3,000,000 common shares exercised on stock options	117,000	103,838	1,462	1,462
e)	3,000,000 common shares exercised on stock options at a cash price of $0.001 per share giving rise to compensation of $0.059 per share or $177,000	177,000	157,087	2,213	2,213
		$596,500	$354,968	$18,800	$18,800

Note 8. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at March 31, 2002 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 9. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of bank overdraft, share subscription receivable, accounts payable, notes payable and accrued interest, and agreement payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

Note 10. LOAN WRITTEN OFF - UNITED KENO HILL MINES LTD.

In February 2000, The Company initially entered into a formal agreement with United Keno Hill Mines Ltd. ("UKH") to provide UKH with $150,000 CDN, over a six-week period ended March 30, 2000. $117,500 CDN ($81,055 US) had been advanced by March 31, 2000 and $32,500 CDN (22,599 US) for a total of $103,664 US. The agreement provides for conversion of the loan to UKH stock at $0.09 per share; Secondly, that PCS has the right to provide additional financing up to $4,000,000 CDN; such financing, if provided, in whole or in part, would also be convertible into UKH treasury stock at $0.09 per share and if fully exercised would be converted into 44,444,000 shares of UKH or approximately 50% of the outstanding stock of UKH. This loan is written off in the quarter ended December 31, 2001 for $109,213, as UKH is insolvent and the amount is not collectible.

Note 11. NOTES PAYABLE

The company has the following demand promissory notes payable as at March 31, 2002 with interest accrued at 9% per annum.

	Principal	Interest Accrued to March 31, 2002	Total Balance March 31, 2002
Mallard Construction Terry Yates Myles Haverluk Mark McMunn	$55,276 14,000 14,000 14,000	16,992 2,883 2,883 2,883	72,268 16,883 16,883 16,883
	$97,276	25,641	122,917

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 12. STOCK OPTION PLANS

(a) The Company has no outstanding stock options at March 31, 2002 relating to a Qualified Stock Option Plan.

(b) There is a Non Qualifying Stock Option Agreement outstanding at March 31, 2002 with Richard Woytkiw for 150,000 common shares at a purchase price of $0.81 per share, exercisable on or before November 15, 2002.

(c) On January 4. 2002, the company adopted a new qualified option plan in order to be in a position to attract top personnel to further its strategic plan. 2,000,000 shares will be set aside under the plan.

Note 13. SHARE SUBSCRIPTION RECEIVABLE

By share subscription agreement dated December 27, 2001, Getty Resources Inc., a corporation incorporated under the laws of Nevada, agreed to subscribe for 1,500,000 treasury shares for Pacific Cart Services Ltd. ("PCS"), at a price of $0.066 per share, for a total purchase price of $100,000. The closing date is December 31, 2001. However, payment of the share subscription was received after December 31, 2001.

The proceeds from the issuance of the subscribed shares shall be used to provide capital funds for the operations of AMT Canada Inc., and to fund the operating and capital requirements of PCS.

There are no finder's fees at either buyer or compensation from PCS applicable to this share subscription.

Note 14. PREPAID EXPENSE

The prepaid expense, as at March 31, 2002, consists of utility deposits by its wholly-owned subsidiary AMT Canada Inc. of $16,815 and prepaid consulting fees of $50,000 for Getty Resources Inc.

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS

The first quarter saw the consolidation of our acquisition of the silver-lead-zinc deposit in Elsa, Yukon. As a non-producing property, management is focused on maintaining the property at the lowest ossible cost base. As previously disclosed our operating goal is to bring new technology to the treatment first of the high-grade tailings deposited by previous operators and secondly to our underground deposit. If the testing currently underway on our ore proves its amenability to vat leaching, every effort will be made to finance the tailings processing phase as soon as possible.

AMT Canada Inc., our wholly-owned subsidiary, received its Yukon Quartz Mining Production License from the government of Canada in the first quarter. This authority, when combined with the appropriate water licence, is the operating authority required to begin processing tailings. A.M.T. Canada Inc. continues to maintain the property under the existing authority. All testing of water, treatment of water, and site maintenance was in compliance during the first quarter.

Liquidity and Capital Resources.

While the corporation has few liquid resources, management has cultivated relationships with existing shareholders who have advanced loans to the company on reasonable terms to facilitate operations and maintenance. We expect this circumstance to continue at least through the second quarter. We are investigating several options with respect to raising money for the implementation of our mine plans. The increased interest in the metals market over the past three months has lead to increased interest in our project. Management will earnestly review all debt, equity, or debt and equity opportunities that become available. No assurance can be given that any financing be it debt or equity can be completed pursuant to terms acceptable to the corporation.

Results From Operations

The company earned no revenue in the latest quarter. Administrative expenses were $219,655.00. corresponding to a loss of $0.01 per share. The company has losses that total $1,175,880 for income tax purposes that may be carried forward to be applied against future taxable income.

Summary

The corporation has an excellent opportunity to advance a large, production ready silver deposit in the near future. We have this opportunity at a time of increased interest in this sector. Production is a function of successful financing. All efforts are on this goal.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Dated this 28th day of May, 2002.

MAVERICK MINERALS CORPORATION (formerly known as Pacific Cart Services Ltd.
BY:	/s/ Robert Kinloch
Robert Kinloch, President, Chief Executive Officer and member of the Board of Directors