Form 10QSB
period 2002-06-30
MAVERICK MINERALS CORP
filed 2002-08-21
CIK 1074929

==============================================================================

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending June 30, 2002
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
Yes [ x ] No [ ]

The number of common shares without par value outstanding on June 30, 2002 was 20,188,250 shares.

==============================================================================

MOEN AND COMPANY
CHARTERED ACCOUNTANTS
PO Box 10129 1400 - 701 West Georgia Street Vancouver, BC V7Y 1C6	Telephone: Fax: Email:	(604) 662-8899 (604)662-8809 moenandcompany@attcanada.net

________________________________________________________________________________

INDEPENDENT ACCOUNTANTS' REPORT

To the Directors and Shareholders of
Maverick Minerals Corporation. (A Nevada Corporation)
Formerly Pacific Cart Services Ltd.
(An Exploration Stage Company)

We have reviewed the accompanying Consolidated Balance Sheets of Maverick Minerals Corporation (An Exploration Stage Company) (Formerly Pacific Cart Services Ltd.) as of June 30, 2002 and June 30, 2001, and the related Consolidated Statements of Income, Retained Earnings (Deficit), Cash Flows and Shareholders' Equity for the six month periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Maverick Minerals Corporation.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

On the basis of our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with U.S. generally accepted accounting principles.

Vancouver, British Columbia, Canada August 7, 2002	"Moen and Company" Chartered Accountants

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Balance Sheet
June 30, 2002
(Expressed in U.S. Dollars)
(With Comparative Figures at June 30, 2001)
(Unaudited)

ASSETS
Current Assets	2002		2001
Cash Prepaid expense Accounts receivable Loan receivable	$	-- 13,278 38,667 --	$285 -- -- 110,840
		51,945	111,125
Mining & Exploration Property (Note 2(f) (j))		2,889,636	--
Fixed Assets, at cost (Note 2(e))
Equipment Mining & other equipment		27,168 28,526	24,662 --
		55,694	24,662
Accumulated depreciation		(21,868)	(11,958)
		33,826	12,704
		$2,975,407	$123,829

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities

Bank overdraft - represented by cheques unpresented for payment
Accounts payable
Loan from Energold Minerals Inc.
Loans from related parties (Note 3(a))
Management fees payable (Note 3(b))
Notes payable and accrued interest (Note 9)
Due to Mr. Tube Steak Canada Inc.
Current portion of agreement payable, due December 31, 2002 (Note 2(j))

	$19,583 350,936 51,496 242,679 25,000 125,100 -- 675,119	$	-- 22,068 -- -- 339,165 197,681 2,005 --
	1,489,913		560,919
Long-Term Debt
Long portion of agreement payable - Supreme Court of the Yukon Territory, Canada - due December 31, 2003 (Note 2(j))	1,591,125		--
Shareholders' Equity
Capital Stock
Authorized: 100,000,000 common shares at $0.001 par value Issued and fully paid 20,188,250 common share at par value (2000 - 17,078,250 common shares)	20,188		17,078
Additional paid-in capital	2,168,713		1,196,823
Deferred compensation (Note 6)	(336,168)		(411,368)
	1,852,733		802,533
Deficit, accumulated during the exploration stage	(1,949,062)		(1,235,959)
Cumulative currency translation adjustment (Note 2(b))	(9,302)		(3,664)
	(105,631)		(437,090)
	$2,975,407		$123,829

Approved on Behalf of the Board
Robert J. Kinloch, Director

See Accompanying Notes and Independent Accountants' Report

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statement of Income
(Expressed in U.S. Dollars)
(Unaudited)
	Cumulative From Date of Inception on August 27,1998 to June 30, 2002	Six Months Ended June 30,		Three Months Ended June 30,
		2002	2001	2002	2001
Revenue
Interest and other income	$24,466	$9,444	$4,112	$9,444	$2,067
General and Administration Expenses

Accounting and audit fees
Acquisition administration fees
Amortization of deferred compensation (Note 6)
Automotive expenses
Consulting services - net
Depreciation
Interest expense
Investor relations
Legal expenses
Management fees
Merchandise design
Office expenses
Repairs and maintenance
Telephone and utilities
Transfer agent fees
Travel expenses
Wages and benefits
Write off notes payable
Write off loan receivable

	33,810 5,000 260,332 14,671 764,474 22,154 34,279 11,491 118,046 107,335 1,650 31,094 213,780 136,240 11,347 79,949 40,504 (21,840) 109,212	14,829 -- 37,600 1,680 312,090 7,202 4,083 -- 13,994 25,000 -- 7,933 199,533 111,614 3,820 7,941 25,500 -- --	195 -- 37,600 -- -- 2,466 7,834 -- -- 125,000 -- 24 -- -- -- -- -- -- --	(1,623) -- 18,800 2,001 209,217 3,560 2,183 -- 7,179 25,000 -- 3,846 171,277 86,724 3,384 3,003 18,613 -- --	20 -- 18,800 -- -- 1,233 4,373 -- -- 62,500 -- 12 -- -- -- -- -- -- --
Total administration expenses	1,973,528	772,819	173,119	553,164	86,938
Profit (Loss) for the period	(1,949,062)	(772,819)	(169,007)	(553,164)	(84,871)
Income taxes	--	--	--	--	--
Net Profit (Loss) for the Period	$(1,949,062)	$(763,375)	$(169,007)	$(543,720)	$(84,871)

Net Profit (Loss) Per Common Share
Basic		(0.01)	$(0.01)	(0.01)	$(0.01)
Diluted		(0.01)	$(0.01)	(0.01)	$(0.01)
Average Number of Common Shares Outstanding
Basic		18,938,250	16,878,250	18,938,250	16,878,250
Diluted		18,938,250	16,878,250	18,938,250	16,878,250

See Accompanying Notes and Independent Accountants' Report

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Retained Earnings (Deficit)
(Expressed in U.S. Dollars)
(Unaudited)
	Cumulative From Date of Inception on August 27,1998 to June 30, 2002		Six Months Ended June 30,		Three Months Ended June 30,
			2002	2001	2002	2001
Balance, beginning of period	$	B	$(1,185,687)	$(1,066,952)	$(1,405,342)	$(1,151,088)
Net Profit (Loss) for the Period		(1,949,062)	(763,375)	(169,007)	(543,720)	(84,871)
Retained Earnings (Deficit)		$(1,949,062)	$(1,949,062)	$(1,235,959)	$(1,949,062)	$(1,235,959)

See Accompanying Notes and Independent Accountants' Report

MAVERICK MINERALS CORP.
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Stockholders' Equity
For the Period From Date of Inception on August 27, 1998 to June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited)
		Price Per Share	Number of Common Shares	par Value	Additional Paid-in Capital	Deferred Compensation	Total Capital Stock	Retained Earnings (Deficit)	Cumulative Currency Translation Adjustment	Total Shareholders' Equity
Oct. 5, 98	Shares subscribed by Director for cash (note 7(b))	$0.05	5,000,000	$5,000	$245,000		$250,000			$250,000
Oct. 5, 98	Shares subscribed by Director for finders' fee (note 7(a))	$0.05	2,000,000	2,000	98,000		100,000			100,000
Dec. 7, 98	Share subscribed by private placement for cash	$0.05	1,283,000	1,283	62,867		64,150			64,150
Deferred compensation						(300,000)	(300,000)			(300,000)
Deferred compensation amortization						15,000	15,000			15,000
Net loss for the period								(46,783)		(46,783)
Balance, December 31, 1988			8,283,000	8,283	405,867	(285,000)	129,150	(46,783)		82,367
Feb. 2, 99	Shares subscribed by Director for consulting services	$0.05	250,000	250	12,250		12,500			12,500
Feb. 3, 99	Shares subscribed by private placement for cash	$0.04	1,500,000	1,500	58,500		60,000			60,000
Jun. 15, 99	Shares subscribed by stock option exercised - shares to be issued	$0.04	3,000,000	3,000	117,000	(117,000)	3,000			3,000
Deferred compensation						(2,500)	(2,500)			(2,500)
Dec 3, 99	Shares subscribed by private placement for cash	$0.65	25,250	25	17,226		17,251			17,251
Deferred compensation amortization						57,332	57,332			57,332
Net loss for year ended December 31, 1999								(219,684)		(219,684)
Balanc, December 31,1999			13,058,250	13,058	610,843	(347,168)	276,733	(266,467)		10,266
January 2000 shares for assets of Mr. Tube Steak Canada Inc.		$0.75	798,000	798	597,702		598,500			598,500
Mar 8, 2000 shares issued for consulting fees		$0.50	1,220,000	1,220	608,780		610,000			610,000
Cancellation of shares issued for consulting fees			(400,000)	(400)	(199,600)		(200,000)			(200,000)
Sep 30, 00	Shares subscribed by stock option exercised - shares to be issued	$0.06	3,000,000	3,000	177,000	(177,000)	3,000			3,000
Deferred compensation amortization						75,200	75,200			75,200
Shares returned to treasury on cancellation of deal with Mr. Tube Steak Canada Inc.			(798,000)	(798)	(597,702)		(598,500)			(598,500)
Cumulative Currency Translation Adjustment									(3,664)	(3,664)
Net loss for year ended December 31, 2000								(800,485)		(800,485)
Balance, December 31, 2000			16,878,250	16,878	1,197,023	(448,968)	764,933	(1,066,952)	(3,664)	(305,683)
Deferred compensation amortization						75,200	75,200			75,200
August 31, 2001 reduction shares issued - net			(5,700,000)	(5,700)	5,700
Shares issued for notes payable - Rod Mancini			2,000,000	2,000	77,000		79,000			79,000
Shares issued for consulting fees CPM Group @ $0.10			10,000	10	990		1,000			1,000
Shares issued for purchase AMT Canada Inc., acquired by wholly owned subsidiary			3,000,000	3,000	597,000		600,000			600,000
Shares subscribed			1,500,000	1,500	98,500		100,000			100,000
Shares issued for legal fees Fogler Rubinoff LLP			50,000	50	11,450		11,500			11,500
Shares issued for Steven Duff - travel expenses at $0.07 per share			50,000	50	3,450		3,500			3,500
Net loss for year ended December 31, 2001								(118,735)		(118,735)
Cumulative currency translation adjustment									(5,638)	(5,638)
Balance, December 31, 2001			17,788,250	$17,788	$1,991,113	($373,768)	$1,635,133	($1,185,687)	($9,302)	440,144
Shares issued for debt - Cardinal			800,000	800	59,200		60,000			60,000
Shares issued for consulting - Getty			1,500,000	1,500	98,500		100,000			100,000
Shares issued for cash			100,000	100	19,900		20,000			20,000
Deferred compensation amortization						37,600	37,600			37,600
Net loss for the period ended June 30, 2002								(763,375)		(763,375)
Balance, June 30, 2002			20,188,250	$20,188	$2,168,713	($336,168)	$1,852,733	($1,949,062)	($9,302)	($105,631 )

See Accompanying Notes and Independent Accountants' Report

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statement of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
	Cumulative From Date of Inception on August 27,1998 to June 30, 2002	Six Months Ended June 30,		Three Months Ended June 30,
		2002	2001	2002	2001
Cash Provided by (Used for) Operating Activities
Net Profit (Loss) for the period	$(1,949,062)	$(763,375)	$(169,007)	$(543,720)	$(84,871)
Items not required use of cash
Shares issued for
- consulting services - legal fees - travel	101,000 11,500 3,500	-- --	-- --	-- --	-- --
Gain on sale of equipment Deferred compensation expenses Depreciation	-- (336,168) 21,868	(6,002) 37,600 7,202	-- 37,600 2,466	(6,002) 18,800 3,560	-- 18,800 1,233
Changes in non-cash working capital items
Prepaid and deposit Accounts payable Management fee payable Unpaid management fees Loan receivable Accounts receivable Cumulative adjustment	(13,278) 350,936 25,000 -- -- (38,667) (9,302)	(6,463) 287,418 25,000 -- -- 61,333 --	-- 502 125,000 (4,113) -- --	43,537 317,054 25,000 -- -- (38,667) --	-- 319 25,000 62,500 (2,068) -- --
	(1,832,673)	(357,287)	(7,552)	(180,438)	(4,087)
Investing Activities Acquisition of subsidiary - Cash payment Net liabilities of AMT Canada Inc. Purchase of equipment Proceeds of disposal of mining & other equipment	(15,848) (607,544) (55,694) --	-- -- (1,554) 8,885	-- -- -- --	-- -- (1,554) 8,885	-- -- -- --
	(679,086)	7,331	--	7,331	--
Financing Activities Capital stock subscribed Notes payable Loan from Energold Minerals Inc. Loans from related parties	2,072,901 125,100 51,496 242,679	180,000 (54,879) 6,339 201,770	-- 7,834 -- --	20,000 2,183 -- 127,807	-- 4,372 -- --
	2,492,176	333,230	7,834	149,990	4,372
Increase (Decrease) in Cash During the Period	(19,583)	(16,726)	282	(23,117)	285
Cash, Beginning of the Period	--	(2,857)	3	3,534	--
Cash (Overdraft), End of the Period	$(19,583)	$(19,583)	$285	$(19,583)	$285

See Accompanying Notes and Independent Accountants' Report

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 1. BUSINESS OPERATIONS

a) The Company date of incorporation and inception was on August 27, 1998 under the Company Act of the State of Nevada, U.S.A. to pursue opportunities in the business of franchising fast food distributor systems. On May 23, 2001, the Company changed its direction to the energy and mineral resource fields, as an exploration stage company.

b) The Company adopted a Directors' Resolution, dated February 15, 2002, to amend the original activities of the company by changing its name to Maverick Minerals Corporation.

c) The Company is considered to be an exploration stage enterprise, as its principal operations have not yet commenced and have not yet produced revenue.

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

The gain or loss on translation is reported as a separate component of stockholders' equity and is not recognized in net income. Gains or losses on remeasurement are recognized in current net income.

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

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the year.

An analysis of the changes in the cumulative currency translation adjustment account, as disclosed as part of stockholders' equity, is as follows:

	2002	2001
Beginning balance, December 31, 2001 and December 31, 2000 Changes during the period	$(9,302) --	$0 (3,664)
Ending balance, June 30, 2002 and 2001	$(9,302)	$(3,664)

c) Basis of Presentation

These financial statements are prepared in accordance with United States of America Generally Accepted Accounting Principles (GAAP).

d) Net Loss Per Share

Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

e) Fixed Assets / Depreciation

The company depreciates its fixed assets at 20% per annum on a straight-line basis.

	June 30,
	2002	2001
Equipment Mining & other equipment	$27,168 28,526	$24,662 --
	55,694	24,662
Accumulated Depreciation	(21,868)	(11,958)
	$33,826	$12,704

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2002
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

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Mineral Resources (100%) Elsa Properties Mineral Resources
		Measured		Indicated		Indicated
Mineral Resources	Mine	Tons	oz/t	Tons	oz/t	Tons	oz/t
Silver	Underground Mines
	Bellekeno	8,000	45.85	246,000	35.56	89,000	29.33
	Bermingham			14,000	33.03
	Husky Main	4,000	43.86	42,000	43.35	16,000	47.86
	Husky SW	6,000	27.05	61,000	31.33	23,000	23.46
	Keno 700	13,000	32.59	44,000	32.72	12,000	26.53
	No Cash	1,000	33.01	7,000	25.91	1,000	35.38
	Onek	7,000	7.90	43,000	11.99	36,000	14.24
	Porcupine	3,000	28.19	9,000	31.29	2,000	38.50
	Ruby	500	19.80	26,000	23.26	6,000	25.70
	Silver King	2,000	73.49	71,000	39.25	24,000	43.62
	Total	44,500	Total	563,000	Total	209,000

	Open Pit Mines
	Elsa 208			12,000	14.54
	Flame and Moth			17,000	19,12
	Hector			2,000	20.01
	Keno 3-9			29,000	17.54
	Keno 18			14,000	20.86
	Onek			20,000	12.38
	Shimrock "K"			12,000	21.68
	Silver King			1,000	19.21
	Townsite			33,000	12.65
			Total	140,000

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2002
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

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2002
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

Mining properties owned by AMT Canada Inc. are comprised of the United Keno Mine registered in the Mayo Mining Recorder's Officer under the Yukon Quartz Mining Act and all appurtenances thereto, and all of the titled claims registered in that name in the Land Titles Office for the Yukon Territory under the Land Title Act.

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

g) Mining Properties and Exploration Costs

Exploration costs and costs of acquiring mineral properties are charged to earnings in the year in which they are incurred, except where these costs relate to specific properties for which economically recoverable resources are estimated to exist, in which case they are capitalized.

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

Site Restoration and Post Closure Costs

Expenditures related to ongoing environmental and reclamation activities are expensed, as incurred, unless previously accrued.

Provisions for future site restoration and reclamation and other post closure costs in respect of operating facilities are charged to earnings over the estimated life of the operating facility, commencing when a reasonably definitive estimate of the cost can be made.

h) Environment Remedial Liability

SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities. The wholly owned subsidiary, Gretna Capital Corporation, has a wholly owned subsidiary, AMT Canada Inc., that has mineral resource properties in the Yukon Territory, Canada, that have no mineral resource operational activity during the period from date of acquisition of the subsidiary, on November 6, 2001, to June 30, 2002, and accordingly, management is not aware of any known environmental remedial liabilities as at June 30, 2002. SOP 96-1 is intended to provide guidance for "clean-up" activities rather than preventative or other activities.

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2002
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

j) Consolidation

The Company has a Canadian wholly-owned subsidiary, Gretna Capital Corporation ("GRETNA"), which was activated on November 6, 2001. Accordingly, these financial statements are disclosed on a consolidated basis.

On November 6, 2001, the Gretna Capital Corporation entered into an agreement with the vendor, Advanced Mineral Technology Inc. ("Advanced"), a Nevada Corporation, to Purchase 100% of the outstanding common shares of its wholly-owned subsidiary company, AMT Canada Inc., a Yukon Company that was incorporated on May 17, 2001 under the business corporation Act of Yukon. The Company made the purchase through its wholly owned subsidiary, Gretna Capital Corporation, an Alberta Company with a closing date of November 15, 2001.

The purchase price of $2,882,092 was satisfied as follows:

As to the sum of $600,000.00 (six Hundred Thousand Dollars) by the issuance of 3,000,000 common shares issued from treasury at a value of $0.20 per share as follows.

i)	Two million shares to be delivered to the Vendor on closing.
ii)

One million shares to be delivered on the closing date to an escrow option to be applied. The escrow shall provide for the release of these shares to the vendor provided that, Mr. H. Philip cash remains executive officer of AMT Canada Inc. in a period of net loss that six months following the closing date.

The underlying debt of AMT Canada Inc. totals $2,282,092 incurred by that company pursuant to a vesting order granted by the Yukon Supreme Court on September 6, 2001. The vesting order effected the transfer of all the assets of United Keno Hill Mines Ltd. of Toronto, Canada, to AMT Canada Inc. $15,848 ($25,000Cdn) was paid and the payable balance is $2,266,244, due as follows:

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

December 31, 2002 December 31, 2003	$675,119 1,591,125
$2,266,244

The court orders that the purchase price shall be paid and credited as follows:

(a)	the sum of $15,848 ($25,000Cdn) which was paid into Court by the Purchase to the credit of this Proceeding, in May 8, 2001;
(b)

the purchaser shall pay an additional $675,119 ($1,050,000Cdn) into Court to the credit of this Proceeding, on or before December 31, 2002 and the balance of the purchase price, plus applicable GST on the payment made up to that point in time, into Court to the credit of this Proceeding on or before December 31, 2003.

In the event the Purchaser engages in the construction, removal or modification of capital works for the maintenance or remediation of any environmental condition or damage on or related to the Assets (the "Environmental Capital Works"), the costs of the Environmental Capital Works incurred on or before December 31, 2003 shall be a credit against the Purchase Price up to the amount of $700,000Cdn (the "Environmental Remediation Credit") and in the event that the costs of the Environmental Capital Works exceed $700,000Cdn, the amount of such excess between $700,000Cdn and $1,500,000Cdn, that is, up to $800,000Cdn (the "Environmental Remediation Allowance"), shall entitle the Purchaser to a deferral of the payment of a portion of the Purchase Price equal to the Environmental Remediation Allowance.

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

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2002
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

The security Increases as it relates to the Environmental Remediation Allowance shall be subordinated in the event that such subordination is a condition to the completion of an equity or bank financing in the principal amount of $1,000,000Cdn or more, in relation to the Assets.

Assets and liabilities of AMT Canada Inc. at the date of purchase on November 6, 2001, are as follows:
Assets
Cash at bank Office equipment	$7,367 951
8,318
Mining and exploration properties	2,889,636
Capital Assets
Mining & exploration properties	31,696
TOTAL ASSETS	$2,929,650
Liabilities
Accounts payable Due to Energold Minerals Inc. Agreement payable - Supreme Court of Yukon Territory, Canada	$12,292 35,266 2,266,244
TOTAL LIABILITIES	2,313,802
NET ASSETS	$615,848
Paid by
(1) cash deposit ($25,000Cdn) (2) issuance of 3,000,000 shares @ $0.20 per share	$15,848 600,000
$615,848

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

AMT Canada Inc., by its Articles of Incorporation is authorized to issue an unlimited number of common shares without par value. Four common shares in the capital of the Company were subscribed for the price of $1.00 per share on May 17, 2001, by Advanced Mineral Technology Inc., representing 100% of the shares outstanding of AMT Canada Inc. and these shares have been transferred to Gretna on the date of the acquisition.

Note 3. RELATED PARTY TRANSACTIONS:

a) The loans to related parties are comprised of the following as at June 30, 2002:

Robert J. Kinloch H. Philip Cash	$17,973 224,706
$242,679

b) On January 8, 2002 and pursuant to the employment agreement disclosed in Note 6, Robert Kinloch, President and Chief Executive Officer of the Company voluntarily reduced his compensation per year due in 2002 from $150,000 to $50,000, and accordingly management fees are $25,000 for the six month period ended June 30, 2002, in these financial statements. He was granted qualified stock options to purchase 1,000,000 common shares of the Company's stock at $0.10 per share, on January 8, 2002, representing 120% of the closing stock price on the date of the grant.

Note 4. INCOME TAXES

The Company has losses that total $1,577,386 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at June 30, 2002 as it is reduced to nil by a valuation allowance, due to uncertainty of application of losses.

Note 5. EMPLOYMENT AGREEMENT

An Employment Agreement dated March 15, 1999 was entered into by the Company for a five year period from January 1, 1999 to December 31, 2003, as follows:

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 5. EMPLOYMENT AGREEMENT (cont'd)
i)

Robert Kinloch, to be employed as Executive Vice-President, Chief Operating Officer, and Director of the Company commencing at $22,000 per year and increased by resolution to $150,000 per year effective January 1, 2000. Mr. Kinloch, Chairman, President and Chief Operating Officer. Unpaid compensation as at December 31, 2001 of $267,930 relating to this employment agreement has been cancelled as at December 31, 2001 on January 8, 2002. Compensation was reduced to $50,000 per year on January 8, 2002.

ii)

for the above agreement, subsequent year compensation is to be negotiated prior to commencement of a new year. The compensation has remained unchanged for 2001 from the increased amounts as disclosed in (i), above. Additional compensation is as follows:

- - - - -

reimbursement of all out-of-pocket expenses payable or incurred by the employee in connection with his duties under the agreement all reasonable travelling expenses incurred by the employee in the course of his duties six weeks paid vacation
club membership not to exceed $1,000
stock option package to be negotiated during the first year of employment

Note 6. COMPENSATION/DEFERRED COMPENSATION

Shares have been issued that give rise to compensation expense. This compensation is amortized over a five year period. Details of compensation expense and deferred compensation are as follows:

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 6. COMPENSATION/DEFERRED COMPENSATION (cont'd)

	Total	Compensation	Deferred Portion 06/30/02	Compensation Expense 6 months Ended June 30,
				2002	2001
a)	2,000,000 common shares issued as a finder's fee to Robert Kinloch, a director and officer of the Company at a price of $0.05 per share	$100,000	$26,000	$10,000	$10,000
b)	5,000,000 common shares subscribed by James Oste, a director and officer of the Company at a cash price of $0.01 per share for a total of $50,000 giving rise to compensation at $0.04 per share, or $200,000	200,000	52,000	20,000	20,000
c)	250,000 common shares issued for consulting services to David Glass at a price of $0.05 per share	2,500	918	250	250
d)	3,000,000 common shares exercised on stock options	117,000	102,376	2,924	2,924
e)	3,000,000 common shares exercised on stock options at a cash price of $0.001 per share giving rise to compensation of $0.059 per share or $177,000	177,000	154,874	4,426	4,426
		$596,500	$336,168	$37,600	$37,600

Note 7. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at June 30, 2002 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.

Note 8. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of bank overdraft, share subscriptions receivable, current liabilities, and long term debt. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values. The Company does not have any off-balance sheet debt.

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 9. NOTES PAYABLE

The company has the following unsecured demand promissory notes payable as at June 30, 2002 with interest accrued at 9% per annum. There are no specific terms of repayment for these notes payable.

	Principal	Interest Accrued to June 30, 2002	Total Balance June 30, 2002
Mallard Construction Terry Yates Myles Haverluk Mark McMunn	$55,276 14,000 14,000 14,000	18,230 3,198 3,198 3,198	73,506 17,198 17,198 17,198
	$97,276	27,824	125,100

Note 10. STOCK OPTION PLANS

(a) There is a Non Qualifying Stock Option Agreement outstanding at June 30, 2002 with Richard Woytkiw for 150,000 common shares at a purchase price of $0.81 per share, exercisable on or before November 15, 2002.

(b) On January 4. 2002, the company adopted a new qualified option plan in order to be in a position to attract top personnel to further its strategic plan. 2,000,000 shares will be set aside under the plan. On January 8, 2002, Robert Kinloch, President and Chief Executive Officer was granted qualified stock options, applicable to this plan, to purchase 1,000,000 at $0.10 per share, representing 120% of the closing stock price at date of grant.

There are no unrecorded expenses related to the abovementioned stock option plans.

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS

Pacific Cart Services (PFCS) was incorporated under the laws of the state of Nevada in August 1998. In early 2001, the Company announced a change in direction towards the resources and energy sector. On November 7, 2001 Pacific Cart Services through its wholly owned subsidiary, Gretna Capital Corporation, acquired 100% of the outstanding common shares of AMT Canada Inc. AMT Canada Inc. owns the infrastructure and assets of the Keno Hill Mine in Elsa, Yukon. To reflect this change, Pacific Cart Services changed its name to Maverick Minerals Corporation (MAVM) in March of 2002.

Maverick is, by design, a de facto holding company. This structure is compatible with the goal of the Corporation, which is to grow exponentially through high reward opportunities in the energy and resource sector. Given our capitalization this approach is the most rational at this time. The success of our latest gambit in the silver industry playing itself out at the subsidiary level does not in our opinion presage the ultimate success or failure of Maverick. We will pursue every opportunity to leverage our assets to preserve and strengthen the corporation whether through operation, joint venture or outright disposal.

The financial strength of Maverick during any given quarter has never been exemplary. The concomitant is that expenses are kept low and the corporation is lean. In this circumstance we have kept to our discipline of non-dilution except in cases of forging alliances we expect to be ultimately beneficial.

Instead we have continued to borrow from shareholders with the intention of leveraging repayment and further financing to our future performance.

Only one sale of securities has occurred in the last four months and that was at a premium of 25% to the market.

Maverick continues to engage and communicate with experts in several areas including mining, finance and structure. We continue to benefit from what we consider to be world-class advice on all matters of substance.

The Corporation intends to apply to the NASD at the appropriate time for a listing on the newly created BBX. We look forward to the quantitative improvements such a listing will provide.

AMT Canada Inc.

AMT Canada Inc. is a wholly-owned subsidiary of Maverick Minerals Corporation.

AMT Canada Inc. owns the Keno Hill Mining Camp located in Elsa, Yukon. AMT Canada proposes to build and operate an electrochemical extraction plant to recover silver, lead and zinc from hi-grade tailings and underground mineral resources located on the Elsa properties. Assay information indicates tailings values of 4.45 ounces of silver per ton, 1.27% lead and 1.06% zinc. The measured, indicated and inferred underground mineral resources contain a total of 944,064 tons grading 29.96 ounces of silver per ton, 4.82% lead, 3.86% zinc and 0.009 gold per ton.

The Elsa properties cover approximately 37,000 acres in a roughly east-west, crescent-shaped belt about 18 miles long and up to 5 miles wide. Fifteen surface leases and several parcels of freehold property also cover parts of the mineral rights.

Site Activities

Since taking possession of Keno Hill in the fall of 2001, AMT Canada has been successful in dramatically reducing site costs and improving operating efficiencies. Working cooperatively with the Yukon government and the federal Department of Indian Affairs and Northern Development (Diand) AMT has proposed and in many cases already implemented new and innovative solutions to many longstanding issues at the site.

From day one a return to production at Keno has been the goal of everyone at AMT Canada and Maverick. Given the historical cost estimate (US$10,000,000+) for rehabilitation of mine infrastructure and resumption of production from underground mineral resources using the existing gravity and flotation circuit on site, AMT Canada determined the absolute need for a more economic entry point.

AMT Canada's solution has been to focus on economically re-processing the existing hi-grade tailings estimated at approximately 1.7 million tons using a hydro-metallurgical process developed specifically for the ore at Keno Hill. Extensive testing has been undertaken by AMT Canada in the United States in order to gather data for technical submissions required by Diand and pursuant to the production license issued to AMT Canada.

The production license allows for the processing of 170,000 tons of ore per year. AMT Canada will seek amendments to this license as required.

Maverick's internal cost estimate to resume production and commence revenue generation with this process is roughly 20% of the underground estimate.

In order to maintain its timetable, AMT Canada had increased the number of personnel working at Elsa from an initial care and maintenance staff of 3 to over 15 during the second quarter.

Regulatory and Environmental

Weekly on-site inspection reports from Diand constitute a part of the regulatory process required for operation at Elsa. Since inception, AMT Canada has been in compliance with all of its obligations under the existing water license held by the Yukon Water Board.

As a part of its commitment to Diand and in return for their support of the project, AMT Canada agreed to apply the Yukon Water Board for the transfer of the Type "A" water license granted to United Keno Hill Mines Ltd. This application was made and the transfer was granted by the Water Board subject to AMT Canada posting the requisite bond of CDN$250,000.00. To date, AMT Canada has not posted the bond. AMT Canada received notice from Diand that in the absence of the bond payment it intends to pursue enforcement action. Negotiations are ongoing between AMT Canada, the Yukon government and the Department of Indian Affairs and Northern Development in order to satisfy all parties concerns and to allow for the continued development activities at Elsa leading to production in late fall.

Financing Activities

To date the Company's financial commitment to the Elsa project exceeds CDN$700,000.00. Maverick is in discussion with interested parties to fund, based on value, the balance of the project costs to production. Significant interest exists throughout North America and Europe in silver production from Canada. Many groups have extensive knowledge of and an appreciation for the magnitude of the Elsa Properties. In most cases this can be traced back to an equity interest in the predecessor to AMT Canada. To date no agreement has been reached with any party to provide project financing.

In an effort to maintain a schedule that would allow for the commencement of the re-processing of the tailings and with an understanding that it had all of the required regulatory approvals, the management of AMT Canada Inc. began to rehabilitate the site infrastructure to prepare for production. This included renovations to the mill, upgrading of electrical capability and improvements to barrack accommodations. The work was carried out during the second quarter.

Upon being advised by regulators from Diand that their view of project approval may not be compatible with that of AMT Canada management, all work on site was halted. To that point significant payables (CDN$500,000.00) had been accrued. The variance in opinion between the company and Diand has had a deleterious effect on efforts to fund as can be expected with any type of regulatory uncertainty. The majority of the accrued payables remain unpaid. This circumstance left unremedied could lead to significant loss of credibility in the Company and could leave it open to potential action by creditors

Support for this project remains strong in Yukon. Accordingly negotiations are ongoing between all interested levels of government and the Company. The scheduled devolution of power over resource management from the federal to the territorial government due to take place April 1, 2003 may yet play a role in the Company's plans.

The care and maintenance of the Elsa Properties entails significant monthly expenditures. Arrangements must be concluded on a comprehensive financing package in the near future in order to ensure the future of the property. Failure to do so could seriously impair AMT Canada's ability to meet its obligations under the purchase agreement, maintain the integrity of the claims and leases it holds and meet the compliance parameters of the existing water license.

Results of Operations for Maverick Minerals Corporation

Revenues.

For the period ending June 30, 2002, the Company recorded no revenues, this is the same result for the period ending June 30, 2001.

Professional and Consulting Fees.

During the period ending June 30, 2002 the Company incurred $340,913.00 in professional and consulting fees, compared to $195.00 for the period ending June 30, 2001. Of this amount $312,090 was attributable to development of the silver-lead-zinc deposit held by a wholly-owned subsidiary. Legal fees for the period came to $13,994.00 and accounting was charged at $14,829.00.

General and Administrative Expenses.

General and Administrative Expenses totaled $772,819.00 for the period ending June 30, 2002, compared to $173,119.00 for the period ending June 30, 2001. These expenses were related to accrued management fees, professional fees, transfer agent fees, interest expense and consulting services.

Net Loss.

For the period ending June 30, 2002, the Company incurred a net loss of $763,375.00 and a net loss per share of $0.01, compared to a net loss of $169,007.00 and a net loss per share of $0.01 for the period ending June 30, 2001. The net loss is significantly higher in the latest period due to the acquisition of AMT Canada Inc. and the expenses relating to care, maintenance and repair attendant thereto.

Liquidity and Capital Resources.

The Company's liquid resources at the end of the period were substantially represented by a subscription receivable for $20,000.00. Current Liabilities including bank overdraft and accounts payable totaled $1,489,913.00. The Company has been operating with limited cash resources since its inception. The Company has been successful in obtaining limited working capital, and hopes to raise additional funds through private placement offerings.

Failure to raise additional capital could result in the curtailment or cessation of operations of the Company's main asset, a major silver-lead-zinc deposit in Elsa, Yukon. A breach of obligation in any of its existing agreements brought on by lack of capital resources could result in significant losses to the Company's subsidiary.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a) Exhibits
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Dated this 20th day of August, 2002.

MAVERICK MINERALS CORPORATION (formerly known as Pacific Cart Services Ltd.
BY:	/s/ Robert Kinloch
Robert Kinloch, President, Chief Executive Officer, Secretary/Treasurer, Chief Financial Officer and member of the Board of Directors