Form 10KSB/A
period 2001-12-31
MAVERICK MINERALS CORP
filed 2002-09-12
CIK 1074929

==================================================================================

FORM 10-KSB/A-1

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - December 31, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 000-25515

MAVERICK MINERALS CORPORATION
(formerly, Pacific Cart Services Ltd.)
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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ]   NO [   ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

==================================================================================

State issuer's revenues for its most recent fiscal year: December 31, 2001 - $6,728.

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

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST 5 YEARS

Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: April 5 2002 B 21,588,250 shares of Common Stock.

Transitional Small Business Issuer Format   YES [ x ]   NO [   ]

Item 6.       Management's Discussion and Analysis or Plan of Operation.

We are an exploration stage company and have not yet generated or realized any revenues from our business operations. In the next twelve months we must raise cash from source other than through the sale of minerals found on our property.

The company has financed operations through a combination of loans, shareholder loans and the sale of equity. We must identify new sources of cash to implement our plans and to stay in business.

To meet our cash needs we will attempt to raise funds from the private placement of securities or a public offering. In some instances debt has been converted into equity in order to maintain a less constricted balance sheet. The issuance of shares has occurred for some minor level payables or to secure outstanding obligations. All of these transactions may be repeated in the future until a comprehensive financing is complete. No assurance can be given that this will occur.

Results of Operations

The Company did not achieve any revenue in fiscal 2001. The Company generated marginal accrued but unpaid interest income of $7,541.00 in 2001 from a non-performing loan. 100% of that loan receivable from United Keno Hill Mines Ltd. was written off at the end of the fiscal year, December 31, 2001.

Total administrative expenses incurred by the Company for the twelve months ended December 31, 2001 were $104,834.00. Accrued management fees of $214,165 were written off in the reporting period.

During the third quarter, the Company acquired a subsidiary, AMT Canada Inc., with outstanding debt obligations totaling $2,266,244. $675,119.00 of this amount is considered a current liability.

The net loss for the Ccompany for the 12 months ended December 31, 2001 was $118,735. The Company's per share loss for the year on both a basic and diluted basis was $ .01 per share.

Item 7.       Financial Statements.

The financial statements begin on the following page. See Accompanying Notes and Independent Auditors' Report.

MOEN AND COMPANY
CHARTERED ACCOUNTANTS

PO Box 10129 1400 - 701 West Georgia Street Vancouver, BC V7Y 1C6	Telephone: Fax: Email:	(604)662-8899 (604)662-8809 moenandcompany@attcanada.net

INDEPENDENT AUDITORS' REPORT

To the Directors of
Pacific Cart Services Ltd. (A Nevada Corporation)
(A Development Stage Company)

We have audited the accompanying Consolidated Balance Sheet of Pacific Cart Services Ltd. (A Development Stage Company) as at December 31, 2001 and December 31, 2000, and the related Consolidated Statements of Income, Retained Earnings (Deficit), Cash Flows and Shareholders' Equity for the year ended December 31, 2001 and December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Cart Services Ltd. (A Development Stage Company) as of December 31, 2001 and December 31, 2000 and the results of its operations and Cash Flows for the year ended December 31, 2001 and December 31, 2000 in conformity with generally accepted accounting principles (GAAP).

Vancouver, British Columbia, Canada February 19, 2002	"Moen and Company" Chartered Accountants

PACIFIC CART SERVICES LTD. (A Nevada Corporation) (A Development Stage Company) Consolidated Balance Sheet December 31, 2001 (Expressed in U.S. Dollars) (With Comparative Figures at December 31, 2000)
	2001	2000
ASSETS
Cash	$--	$3
Prepaid expense (Note 14)	6,815	--
Share subscription receivable (Note 13)	100,000	--
Loan receivable (Note 10)	--	106,727
	106,815	106,730
	2,889,636	--
Equipment	25,613	24,662
Mining & other equipment	31,696	--
	57,309	24,662
Accumulated depreciation	(14,952)	(9,492)
	42,357	15,170
	$3,038,808	$121,900
LIABILITIES AND SHAREHOLDERS' EQUITY
Bank overdraft	$2,857	$--
Accounts payable	63,518	21,566
Due to Energold Minerals Inc.	45,157	--
Due to related parties (Note 3(c))	40,909	--
Management fees payable (Note 3(a))	--	214,165
Notes payable and accrued interest (Note 2(11))	179,979	189,847
Due to Mr. Tube Steak Canada Inc.	--	2,005
Current portion of agreement payable (Note 2(j))	675,119	--
Long portion of agreement payable - Supreme Court of the Yukon Territory, Canada due December 31, 2003 (Note 2(j))
	1,591,125	--
Capital Stock (Note 5)
Authorized:
100,000,000 common shares at $0.001 par value
Issued and fully paid
17,788,250 common share at par value
(2000 - 16,878,250 common shares)	17,788	16,878
Additional paid-in capital	1,991,113	1,197,023
Deferred compensation (Note 7)	(373,768)	(448,968)
	1,635,133	764,933
Deficit, accumulated during the development stage	(1,185,687)	(1,066,952)
Cumulative currency translation adjustment	(9,302)	(3,664)
	440,144	(305,683)
	$3,038,808	$121,900
"Robert J. Kinloch"
See Accompanying Notes and Independent Auditors' Report

PACIFIC CART SERVICES LTD. (A Nevada Corporation) (A Development Stage Company) Consolidated Statement of Income (Expressed in U.S. Dollars)
	Cumulative From Date of Inception on August 27,1998 to Dec 31, 2001	Year Ended December 31,		Three Months Ended December 31,
		2001	2000	2001	2000
Revenue
Interest income	$15,022	$8,294	$6,728	$2,091	$2,091
Administration Expenses
Accounting fees	18,981	7,541	6,040	6,996	350
Acquisition administration fees	5,000	--	--	--	--
Amortization of deferred
compensation (Note 7)	222,732	75,200	75,200	18,800	32,201
Automotive expenses	12,991	12,991	--	12,991	--
Consulting services - net	452,384	24,310	399,594	24,310	530
Depreciation	14,952	5,460	4,932	1,761	828
Interest expense	30,196	15,872	14,324	4,038	7,456
Investor relations	11,491	--	1,491	--	--
Legal expenses	104,052	29,872	29,153	19,272	11,962
Management fees (Note 3(a))	82,335	(214,165)	250,000	(230,430)	62,500
Merchandise design	1,650	--	--	--	--
Office expenses	23,161	6,994	9,608	2,739	4,811
Repairs and maintenance	14,247	14,247	--	14,247	--
Telephone and utilities	24,626	24,626	--	24,626	--
Transfer agent fees	7,527	2,764	2,067	1,130	(17)
Travel expenses	72,008	18,941	14,804	9,042	4,701
Wages and benefits	15,004	15,004	--	15,004	--
Write off notes payable	(21,840)	(21,840)	--	(21,840)	--
Write off loan receivable (Note 10)	109,212	109,212	--	109,212	--
Total administration expenses	1,200,709	127,029	807,213	11,898	125,322
Profit (Loss) for the period	(1,185,687)	(118,735)	(800,485)	(9,807)	(123,231)
Income taxes (Note 14)
Net Profit (Loss) for the Period	$(1,185,687)	$(118,735)	$(800,485)	$(9,807)	$(123,231)

Net Profit (Loss) Per Common Share
Basic		$(0.00)	$(0.05)	(0.00)	(0.01)
Diluted		$(0.00)	$(0.05)	(0.00)	(0.01)
Average Number of Common Shares Outstanding
Basic		16,322,083	14,669,583	16,322,083	14,262,916
Diluted		16,322,083	14,669,583	16,322,083	14,262,916

PACIFIC CART SERVICES LTD. (A Nevada Corporation) (A Development Stage Company) Statement of Retained Earnings (Deficit) (Expressed in U.S. Dollars)
	Cumulative From Date of Inception on August 27,1998 to Dec 31, 2001	Year Ended December 31,			Three Months Ended December 31,
		2001	2000	2001	2000

Balance, beginning of period	$--	$(1,066,952)	$(266,467)	$(1,175,880)	$(943,721)
Net Profit (Loss) for the Period	(1,185,687)	(118,735)	(800,485)	(9,807)	(123,231)
Retained Earnings (Deficit)	$(1,185,687)	$(1,185,687)	$(1,066,952)	$(1,185,687)	$(1,066,952)

See Accompanying Notes and Independent Auditors' Report

PACIFIC CART SERVICES LTD. (A Nevada Corporation) (A Development Stage Company) Consolidated Statement of Cash Flows (Expressed in U.S. Dollars)
	Cumulative From Date of Inception on August 27,1998 to Dec 31, 2001	Year Ended December 31,		Three Months Ended December 31,
		2001	2000	2001	2000
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period	$(1,185,687)	$(118,735)	$(800,485)	$(9,807)	$(123,231)
Shares issued for - consulting services	1,000	1,000	410,000	1,000	(200,000)
legal fees	11,500	11,500	--	11,500	--
travel	3,500	3,500	--	3,500	--
Changes in non-cash working capital items
Advances for expenses	--	--	6,838	--	7,060
Prepaid and deposit	(6,815)	(6,815)	--	(6,815)	--
Accounts payable	63,518	41,952	21,418	34,844	11,233
Unpaid management fees	--	(214,165)	214,165	(230,430)	51,683
Loan receivable	--	106,727	(106,727)	112,930	1,574
Cumulative adjustment	(9,302)	(5,638)	(3,664)	(5,638)	(3,664)
Depreciation	14,952	5,460	4,932	1,761	828
Deferred compensation expenses	(373,768)	75,200	(101,800)	18,800	32,201
	(1,481,102)	(100,014)	(355,323)	(68,355)	(222,316)
Investing Activities
Acquisition of subsidiary
Cash payment	(15,848)	(15,848)	--	(15,848)	--
Net liabilities of AMT Canada Inc.	(7,544)	(7,544)	--	(7,544)	--
Purchase of equipment	(57,309)	(32,647)	--	(32,647)	--
	(80,701)	(56,039)	--	(56,039)	--
Financing Activities
Capital stock subscribed	1,292,901	--	180,000	79,000	200,000
Notes payable	179,979	69,132	129,307	(24,202)	(6,545)
Due to Energold Minerals Inc.	45,157	45,157	--	45,157	--
Due to Mr. Tube Steak Canada Inc.	--	(2,005)	2,005	--	--
Due to related parties	40,909	40,909	--	21,569	--
	1,558,946	153,193	311,312	121,524	193,455
Increase (Decrease) in Cash
During the Period	(2,857)	(2,860)	(44,011)	(2,870)	(28,861)
Cash, Beginning of the Period	--	3	44,014	13	28,864
Cash, End of the Period	$(2,857)	$(2,857)	$3	$(2,857)	$3

See Accompanying Notes and Independent Auditors' Report

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period From Date of Inception on August 27, 1998 to December 31, 2001
(Expressed in U.S. Dollars)
(Unaudited)

		Price Per Share	Number of Common Shares	par Value	Additional Paid-in Capital	Deferred Compensation	Total Capital Stock	Retained Earnings (Deficit)	Cumulative Currency Translation Adjustment	Total Shareholders' Equity
Oct. 5, 98	Shares subscribed by Director for cash (note 7(b))	$0.05	5,000,000	$5,000	$245,000		$250,000			$250,000
Oct. 5, 98	Shares subscribed by Director for finders' fee (note 7(a))	$0.05	2,000,000	2,000	98,000		100,000			100,000
Dec. 7, 98	Share subscribed by private placement for cash	$0.05	1,283,000	1,283	62,867		64,150			64,150
Deferred compensation						(300,000)	(300,000)			(300,000)
Deferred compensation amortization						15,000	15,000			15,000
Net loss for the period								(46,783)		(46,783)
Balance, December 31, 1988			8,283,000	8,283	405,867	(285,000)	129,150	(46,783)		82,367
Feb. 2, 99	Shares subscribed by Director for consulting services	$0.05	250,000	250	12,250		12,500			12,500
Feb. 3, 99	Shares subscribed by private placement for cash	$0.04	1,500,000	1,500	58,500		60,000			60,000
Jun. 15, 99	Shares subscribed by stock option exercised - shares to be issued	$0.04	3,000,000	3,000	117,000	(117,000)	3,000			3,000
Deferred compensation						(2,500)	(2,500)			(2,500)
Dec 3, 99	Shares subscribed by private placement for cash	$0.65	25,250	25	17,226		17,251			17,251
Deferred compensation amortization						57,332	57,332			57,332
Net loss for year ended December 31, 1999								(219,684)		(219,684)
Balanc, December 31,1999			13,058,250	13,058	610,843	(347,168)	276,733	(266,467)		10,266
January 2000 shares for assets of Mr. Tube Steak Canada Inc.		$0.75	798,000	798	597,702		598,500			598,500
Mar 8, 00	Shares issued for consulting fees	$0.50	1,220,000	1,220	608,780		610,000			610,000
Cancellation of shares issued for consulting fees			(400,000)	(400)	(199,600)		(200,000)			(200,000)
Sep 30, 00	Shares subscribed by stock option exercised - shares to be issued	$0.06	3,000,000	3,000	177,000	(177,000)	3,000			3,000
Deferred compensation amortization						75,200	75,200			75,200
Shares returned to treasury on cancellation of deal with Mr. Tube Steak Canada Inc.			(798,000)	(798)	(597,702)		(598,500)			(598,500)
Cumulative Currency Translation Adjustment									(3,664)	(3,664)
Net loss for year ended December 31, 2000								(800,485)		(800,485)
Balance, December 31, 2000			16,878,250	16,878	1,197,023	(448,968)	764,933	(1,066,952)	(3,664)	(305,683)
Deferred compensation amortization August 31, 2001 reduction shares issued - net			(5,700,000)	(5,700)	5,700	75,200	75,200			75,200
Shares issued for notes payable - Rod Mancini			2,000,000	2,000	77,000		79,000			79,000
Shares issued for consulting fees CPM Group @ $0.10			10,000	10	990		1,000			1,000
Shares issued for purchase AMT Canada Inc., acquired by wholly owned subsidiary			3,000,000	3,000	597,000		600,000			600,000
Share subscribed			1,500,000	1,500	98,500		100,000			100,000
Shares issued for legal fees Fogler Rubinoff LLP			50,000	50	11,450		11,500			11,500
Shares issued for Steven Duff - travel expenses at $0.07 per share			50,000	50	3,450		3,500			3,500
Net loss for year ended December 31, 2001								(97,068)		(97,068)
Cumulative currency translation adjustment									(5,638)	(5,638)
Balance, December 31, 2001			17,788,250	$17,788	$1,991,113	($373,768)	$1,635,133	($1,164,020)	($9,302)	$461,811

See Accompanying Notes and Independent Auditors' Report

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001
(Expressed in U.S. Dollars)

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
December 31, 2001
(Expressed in U.S. Dollars)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Capital accounts are translated at their historical exchange rates when the capital stock is issued.

The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the year.

An analysis of the changes in the cumulative currency translation adjustment account, as disclosed as part of stockholders' equity, is as follows:

	2001	2000
Beginning balance, December 31, 2000 and December 31, 1999 Changes during the period	$(3,664) (5,638)	$0 (3,664)
Ending balance, December 31, 2001 and 2000	$(9,302)	$(3,664)

c) Basis of Presentation

These financial statements are prepared in accordance with United States of America Generally Accepted Accounting Principles (GAAP).

d) Net Loss Per Share

Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

e) Fixed Assets / Depreciation

The company depreciates its equipment at 20% per annum on a straight-line basis.

	December 31,
	2001	2000
Equipment Mining & other equipment	$25,613 31,696	$24,662 --
	57,309	24,662
Accumulated Depreciation	(14,952)	(9,492)
	$42,357	$15,170

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001
(Expressed in U.S. Dollars)

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

Information provided to AMT Canada Inc. based upon engineering information in September 1996 and March 1997, which is unchanged since those dates, is as follows:

Ukhm Elsa Properties Reserves
		Proven		Probable
Mineral Resources	Mine	Tons	(oz/t)	Tons	(oz/t)

Silver					%
	Bellekeno	8,000	45.85	221,000	35.59
	Husky Main			36,000	44.04
	Husky SW	6,000	27.05	61,000	31.33
	Onek	7,000	6.71	43,000	10.19
	Silver King	2,000	73.49	20,000	52.09
	Total	23,000		381,000

Lead			%		%
	Bellekeno	8,000	10.04	221,000	12.05
	Husky Main			36,000	0.00
	Husky SW	6,000	0.69	61,000	0.78
	Onek	7,000	2.35	43,000	3.36
	Silver King	2,000	5.03	20,000	1.59
	Total	23,000		381,000

Zinc			%		%
	Bellekeno	8,000	4.11	221,000	8.80
	Husky Main			36,000	0.00
	Husky SW	6,000	0.00	61,000	0.00
	Onek	7,000	12.49	43,000	14.30
	Silver King	2,000	0.00	20,000	0.06
	Total	23,000		381,000

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001
(Expressed in U.S. Dollars)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
Mineral Resources (100%) Elsa Properties Mineral Resources
		Measured		Indicated		Indicated
Mineral Resources	Mine	Tons	oz/t	Tons	oz/t	Tons	oz/t
Silver	Underground Mines
	Bellekeno	8,000	45.85	246,000	35.56	89,000	29.33
	Bermingham			14,000	33.03
	Husky Main	4,000	43.86	42,000	43.35	16,000	47.86
	Husky SW	6,000	27.05	61,000	31.33	23,000	23.46
	Keno 700	13,000	32.59	44,000	32.72	12,000	26.53
	No Cash	1,000	33.01	7,000	25.91	1,000	35.38
	Onek	7,000	7.90	43,000	11.99	36,000	14.24
	Porcupine	3,000	28.19	9,000	31.29	2,000	38.50
	Ruby	500	19.80	26,000	23.26	6,000	25.70
	Silver King	2,000	73.49	71,000	39.25	24,000	43.62
	Total	44,500	Total	563,000	Total	209,000

	Open Pit Mines
	Elsa 208			12,000	14.54
	Flame and Moth			17,000	19.122
	Hector			2,000	20.01
	Keno 3-9			29,000	17.54
	Keno 18			14,000	20.86
	Onek			20,000	12.38
	Shimrock "K"			12,000	21.68
	Silver King			1,000	19.21
	Townsite			33,000	12.65
			Total	140,000

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December, 31, 2001
(Expressed in U.S. Dollars)

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
				140,000

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001
(Expressed in U.S. Dollars)

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
December 31, 2001
(Expressed in U.S. Dollars)

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

h) Environment Remedial Liability

SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities. The wholly owned subsidiary, Gretna Capital Corporation, has a wholly owned subsidiary, AMT Canada Inc., that has mineral resource properties in the Yukon Territory, Canada, that have no mineral resource operational activity during the period from date of acquisition of the subsidiary, on November 6, 2001, to December 31, 2001, and accordingly, management is not aware of any known environmental remedial liabilities as at December 31, 2001. SOP 96-1 is intended to provide guidance for "clean-up" activities rather than preventative or other activities.

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

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001
(Expressed in U.S. Dollars)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

December 31, 2002 December 31, 2003	$675,119 1,591,125
$2,266,244

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001
(Expressed in U.S. Dollars)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

The Environmental Remediation Allowance shall be deducted from the amount otherwise payable by the Purchaser on December 31, 2003 and shall be paid over the two years following that date in equal quarterly installments in the event that commercial production has commenced by December 31, 2003, and in the event that commercial production has not commenced by December 31, 2003, the Environmental Remediation Allowance shall be paid over the three years following that date in equal quarterly installments, with the first installment being due on April 1, 2001.

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
December 31, 2001
(Expressed in U.S. Dollars)

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

Assets and liabilities of the AMT Canada Inc. at the date of purchase on November 6, 2001, are as follows:

Assets
Cash at bank Office equipment		$7,367 951
		8,318
Mining and exploration properties		2,889,636
Capital Assets
Mining & exploration properties		31,696
	TOTAL ASSETS	$2,929,650
Liabilities
Accounts payable Due to Energold Minerals Inc. Agreement payable - Supreme Court of Yukon Territory, Canada		$12,292 35,266 2,266,244
	TOTAL LIABILITIES	2,313,802
NET ASSETS		$615,848
Paid by
(1) cash deposit $25,000Cdn ($US$15,848) (2) issuance of 3,000,000 shares @ $0.20 per share	$15,848 600,000	$615,848

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001
(Expressed in U.S. Dollars)

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

Note 3. RELATED PARTY TRANSACTIONS:

a) Management fees - Net

Management fees expensed during the year ended December 31, 2001 total $53,765, and for the year ended December 31, 2000 total $250,000. As at December 31, 2001, management fees accrued and unpaid for Mr. Robert Kinloch, President and Director, of $267,930 were cancelled, and, accordingly, credited to management fees expense, resulting in net management fees credit of $214,165 for year ended December 31, 2001. A summary of management fees expense is as follows:

	Year Ended December 31, 2001	Year Ended December 31, 2000
Management fees accrued	$53,765	$250,000
Management fees accrued & unpaid cancelled on Dec 31, 2001	(267,930)	--
Management fees - net	$(214,165)	$250,000

b) Effective July 5, 2001, James Oste resigned as Chairman of the Board of Directors and James Oste's management agreement dated March 15, 1999 was terminated by mutual consent on that date. David Glass resigned from the Board of Directors and from his position as Chief Financial Officer on July 5, 2001.

c) The amount of due to related parties are comprised of the following as at December 31, 2001:

Robert J. Kinloch H. Philip Cash	$14,848 26,061
$40,909

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001
(Expressed in U.S. Dollars)

Note 4. INCOME TAXES

The Company has losses that total $1,109,077 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at December 31, 2001 as it is reduced to nil by a valuation allowance.

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

Note 6. EMPLOYMENT AGREEMENT

An Employment Agreement dated March 15, 1999 was entered into by the Company for a five year period from January 1, 1999 to December 31, 2003, as follows:

(i) Robert Kinloch, to be employed as Executive Vice-President, Chief Operating Officer, and Director of the Company commencing at $22,000 per year and increased by resolution to $150,000 per year effective January 1, 2000. Mr. Kinloch, Chairman, President and Chief Operating Officer. Unpaid compensation as at December 31, 2001 of $267,930 relating to this employment agreement has been cancelled as at December 31, 2001.

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001
(Expressed in U.S. Dollars)

Note 6. EMPLOYMENT AGREEMENT (cont'd)
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

Note 7. COMPENSATION/DEFERRED COMPENSATION

Shares have been issued that give rise to compensation expense. This compensation is amortized over a five year period. Details of compensation expense and deferred compensation are as follows:

	Total	Compensation	Deferred Portion 12/31/01	Compensation Expense Year Ended December 31,
				2001	2000
a)	2,000,000 common shares issued as a finder's fee to Robert Kinloch, a director and officer of the Company at a price of $0.05 per share	$100,000	$36,000	$20,000	$20,000
b)	5,000,000 common shares subscribed by James Oste, a director and officer of the Company at a cash price of $0.01 per share for a total of $50,000 giving rise to compensation at $0.04 per share, or $200,000	200,000	72,000	40,000	40,000
c)	250,000 common shares issued for consulting services to David Glass at a price of $0.05 per share	2,500	1,168	500	500
d)	3,000,000 common shares exercised on stock options	117,000	105,300	5,850	5,850
e)	3,000,000 common shares exercised on stock options at a cash price of $0.001 per share giving rise to compensation of $0.059 per share or $177,000	177,000	159,300	8,850	8,850
		$596,500	$373,768	$75,200	$75,200

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001
(Expressed in U.S. Dollars)

Note 8. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at December 31, 2001 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.

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

Note 11. NOTES PAYABLE

The company has the following demand promissory notes payable as at December 31,

2001 with interest accrued at 9% per annum.

	Principal	Interest Accrued to December 31, 2001	Total Balance December 31, 2001
Mark McMunn Mallard Construction Terry Yates Myles Haverluk Cardinal H. Philip Cash	$14,000 45,988 14,000 14,000 60,000 15,848	2,572 8,427 2,572 2,572	16,572 54,415 16,572 16,572 60,000 15,848
	$163,836	16,143	179,979

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001
(Expressed in U.S. Dollars)

Note 12. STOCK OPTION PLANS

(a) The Company has no outstanding stock options at December 31, 2001 relating to a Qualified Stock Option Plan.

(b) There is a Non Qualifying Stock Option Agreement outstanding at December 31, 2001 with Richard Woytkiw for 150,000 common shares at a purchase price of $0.81 per share, exercisable on or before November 15, 2002.

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

Note 14 PREPAID EXPENSE

The prepaid expense, as at December 31, 2001, consists of utility deposits by its wholly-owned subsidiary AMT Canada Inc.

PACIFIC CART SERVICES LTD.
(A Nevada Corporation)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001
(Expressed in U.S. Dollars)

Note 15 SUBSEQUENT EVENTS

(a) The Company, by adopted a Directors' Resolution, dated February 15, 2002, to amend the original activities of the company by changing its name to Maverick Minerals Corporation.

(b) On January 4, 2002, the Company entered into an agreement with Getty Resources Inc. of Nevada, for that Company to provide consulting and advisory services relating to operations, management and financing for the Keno mining property, owned by AMT Canada Inc. in the Yukon, Canada for the period of 6 months following January 4, 2002. The agreed upon consideration for these services is $100,000.00 to be satisfied by the issuance of 1,500,000 common shares from the treasury of Pacific Cart Services Ltd. The cost of these services will be booked in January 2002, and amortized over six months ending July 4, 2002 at $16,666 per month for five months and $16,670 for the sixth month.

(c) On January 8, 2002 and pursuant to the employment agreement disclosed in Note 6, Robert Kinloch, President and Chief Executive Officer of the Company voluntarily reduced his compensation due in 2002 from $150,000 to $50,000 and was granted qualified stock options to purchase 1,000,000 common shares of the Company's stock at $0.10 per share, representing 120% of the closing stock price on the date of the grant.

PART III

Item 12.        Exhibits and Reports on Form 8-K.

Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

Exhibits

The following documents are incorporated herein by reference from the Registrant's Form 10-SB Registration Statement and all amendments thereto, which was filed with the Securities and Exchange Commission on August 8, 1999, and all exhibits thereto, as filed with the Commission:

Exhibit No.	Description
3.1 3.2 4.1 10.1 10.2	Articles of Incorporation. Bylaws. Specimen Stock Certificate. Agreement with Mr. Tube Steak of Canada, Inc. Amendment to Agreement with Mr. Tube Steak.

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

The following documents are incorporated herein by reference from the Registrant's Form 10-K Annual Report and all amendments thereto, which was filed with the Securities and Exchange Commission on April 7, 2000, and all exhibits thereto, as filed with the Commission:

10.3	Letter of Intent to Purchase the Assets of Mr. Tube Steak of Canada.
99.1	Consulting Agreement between the Company and Richard L. Woytkiw and Francis H. Schenstead.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of September, 2002.

PACIFIC CART SERVICES, LTD. (Registrant)

BY:	/s/ Robert J. Kinloch Robert J. Kinloch, President, Chief Executive Officer, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

SIGNATURES	TITLE	DATE
/s/ Robert J. Kinloch Robert J. Kinloch	President, Chief Executive Officer, Treasurer, Chief Financial Officer and member of the Board of Directors	September 12, 2002

CERTIFICATION

I, Robert Kinloch, certify that:

1. I have reviewed the amendment to the Form 10-KSB of Maverick Minerals Corporation formerly Pacific Cart Services Ltd.;

2. Based on my knowledge, this amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition and results of operations for, the periods presented in the report; and,

4. This periodic report containing financial statements fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and that information contained in the periodic report fairly represents, in all material respects, the financial condition and results of operations of Maverick Minerals Corporation formerly Pacific Cart Services Ltd.

Date: September 12, 2002

/s/ Robert Kinloch
Robert Kinloch
Chief Executive Officer and
Chief Financial Officer