Form 10QSB
period 2002-09-30
MAVERICK MINERALS CORP
filed 2002-11-15
CIK 1074929

==================================================================================

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending SEPTEMBER 30, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

The number of common shares without par value outstanding on September 30, 2002 was 20,188,250 shares.

==================================================================================

PART I.

ITEM 1.      FINANCIAL STATEMENTS

MOEN AND COMPANY
CHARTERED ACCOUNTANTS

PO Box 10129 1400 - 701 West Georgia Street Vancouver, BC V7Y 1C6	Telephone: Fax: Email:	(604) 662-8899 (604)662-8809 moenandcompany@attcanada.net

INDEPENDENT ACCOUNTANTS' REPORT

To the Directors and Shareholders of
Maverick Minerals Corporation. (A Nevada Corporation)
Formerly Pacific Cart Services Ltd.
(An Exploration Stage Company)

We have reviewed the accompanying Consolidated Balance Sheets of Maverick Minerals Corporation (An Exploration Stage Company) (Formerly Pacific Cart Services Ltd.) as of September 30, 2002 and September 30, 2001, and the related Consolidated Statements of Income, Retained Earnings (Deficit), Cash Flows and Shareholders' Equity for the nine month periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Maverick Minerals Corporation.

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

"Moen and Company"
 Chartered Accountants
Vancouver, British Columbia, Canada
November 5, 2002

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Balance Sheet
September 30, 2002
(Expressed in U.S. Dollars)
(With Comparative Figures at September 30, 2001)
(Unaudited)

	September 30,
	2002	2001
ASSETS
Cash	$--	$13
Prepaid expense	9,657	--
Accounts receivable	18,667	--
Loan receivable	--	112,930
	28,324	112,943
	2,889,636	--
Equipment	27,168	24,662
Mining & other equipment	28,526	--
	55,694	24,662
Accumulated depreciation	(23,101)	(13,191)
	32,593	11,471
Total Assets (Subject to charge - Note 2(j))	$2,950,553	$124,414
LIABILITIES AND STOCKHOLDERS' EQUITY
Bank overdraft - represented by cheques unpresented for payment	$19,652	$--
Accounts payable	400,188	28,674
Loan from Energold Minerals Inc. - unsecured, non-interest bearing
with no specific terms of repayment	51,496	--
Loans from related parties (Note 3(a))	252,260	19,340
Management fees payable (Note 3(b))	37,500	230,430
Notes payable and accrued interest (Note 9)	127,307	204,181
Current portion of agreement payable, due December 31, 2002 (Note 2(j))	675,119	--
	1,563,522	482,625
Long portion of agreement payable - Supreme Court of the Yukon Territory, Canada
- due December 31, 2003 (Note 2(j))	1,591,125	--
Capital Stock
Authorized: 100,000,000 common shares at $0.001 par value
Issued and fully paid
20,188,250 common share at par value
(2001 - 17,078,250 common shares)	20,188	17,078
Additional paid-in capital	2,168,713	1,196,823
Deferred compensation (Note 6)	(317,368)	(392,568)
	1,871,533	821,333
Deficit, accumulated during the exploration stage	(2,066,325)	(1,175,880)
Cumulative currency translation adjustment (Note 2(b))	(9,302)	(3,664)
	(204,094)	(358,211)
Total Liabilities and Stockholders' Equity	$2,950,553	$124,414
"Robert J. Kinloch" Director

See Accompanying Notes and Independent Accountants' Report

MAVERICK MINERALS CORPORATION Formerly Pacific Cart Services Ltd. (A Nevada Corporation) (An Exploration Stage Company) Consolidated Statement of Income (Expressed in U.S. Dollars) (Unaudited)
	Cumulative From Date of Inception on August 27,1998 to September 30, 2002	Nine Months Ended September 30,		Three Months Ended September 30,
		2002	2001	2002	2001

Interest and other income	$24,466	$9,444	$6,203	$--	$2,091
Accounting and audit fees	37,520	18,539	545	3,710	350
Acquisition administration fees	5,000	--	--	--	--
Amortization of deferred
compensation (Note 6)	279,132	56,400	56,400	18,800	18,800
Automotive expenses	14,671	1,680	--	--	--
Consulting services - net	779,751	327,367	--	15,277	--
Depreciation	23,387	8,435	3,699	1,233	1,233
Interest expense	36,486	6,290	11,834	2,207	4,000
Investor relations	11,491	--	--	--	--
Legal expenses	125,107	21,055	10,600	7,061	10,600
Management fees	119,835	37,500	16,265	12,500	(108,735)
Merchandise design	1,650	--	--	--	--
Office expenses	38,348	15,187	4,255	7,254	4,231
Repairs and maintenance	236,440	222,193	--	22,660	--
Telephone and utilities	160,194	135,568	--	23,954	--
Transfer agent fees	12,147	4,620	1,634	800	1,634
Travel expenses	81,756	9,748	9,899	1,807	9,899
Wages and benefits	40,504	25,500	--	--	--
Write off notes payable	(21,840)	--	--	--	--
Write off loan receivable	109,212	--	--	--	--
Total administration expenses	2,090,791	890,082	115,131	117,263	(57,988)
Profit (Loss) for the period	(2,066,325)	(890,082)	(108,928)	(117,263)	60,079
Income taxes	--	--	--	--	--
Net Profit (Loss) for
the Period	$(2,066,325)	$(880,638)	$(108,928)	$(117,263)	$60,079

Net Profit (Loss) Per Common Share
Basic		(0.05)	$(0.01)	(0.01)	$(0.01)
Diluted		(0.05)	$(0.01)	(0.01)	$(0.01)
Average Number of Common Shares Outstanding
Basic		18,938,250	13,579,434	18,938,250	12,206,472
Diluted		18,938,250	13,579,434	18,938,250	12,206,472

See Accompanying Notes and Independent Accountants' Report

MAVERICK MINERALS CORPORATION Formerly Pacific Cart Services Ltd. (A Nevada Corporation) (An Exploration Stage Company) Statement of Retained Earnings (Deficit) (Expressed in U.S. Dollars) (Unaudited)

	Cumulative From Date of Inception on August 27,1998 to September 30, 2002

		Nine Months Ended September 30,		Three Months Ended September 30,

		2002	2001	2002	2001

Balance, beginning of period	$--	$(1,185,687)	$(1,066,952)	$(1,949,062)	$(1,235,959)
Net Profit (Loss) for the Period	(2,066,325)	(880,638)	(108,928)	(117,263)	60,079
Retained Earnings (Deficit)	$(2,066,325)	$(2,066,325)	$(1,175,880)	$(2,066,325)	$(1,175,880)
See Accompanying Notes and Independent Accountants' Report

MAVERICK MINERALS CORPORATION Formerly Pacific Cart Services Ltd. (A Nevada Corporation) (An Exploration Stage Company) Consolidated Statement of Cash Flows (Expressed in U.S. Dollars) (Unaudited)
	Cumulative From Date of Inception on August 27,1998 to September 30, 2002	Nine Months Ended September 30,		Three Months Ended September 30,

		2002	2001	2002	2001
Cash Provided by (Used for) Operating Activities
Net Profit (Loss) for the period	$(2,066,325)	$(880,638)	$(108,928)	$(117,263)	$60,079
Items not requiring use of cash
Shares issued for
- consulting services	101,000	--	--	--	--
- legal fees	11,500	--	--	--	--
- travel	3,500	--	--	--	--
Gain on sale of equipment	--	(6,002)	--	--	--
Deferred compensation expenses	(317,368)	56,400	56,400	18,800	18,800
Depreciation	23,101	8,435	3,699	1,233	1,233
Changes in non-cash working capital items
Prepaid and deposit	(9,657)	(2,842)	--	3,621	--
Accounts payable	400,188	336,670	7,108	49,252	6,606
Management fee payable	37,500	37,500	16,265	12,500	(108,735)
Loan receivable	--	--	(6,203)	--	(2,090)
Accounts receivable	(18,667)	81,333	--	20,000	--
Cumulative adjustment	(9,302)	--	--	--	--
	(1,844,530)	(369,144)	(31,659)	(11,857)	(24,107)
Investing Activities
Acquisition of subsidiary
- Cash payment	(15,848)	--	--	--	--
Net liabilities of AMT Canada Inc.	(607,544)	--	--	--	--
Purchase of equipment	(55,694)	(1,554)	--	--	--
Proceeds of disposal of mining equipment
& other equipment	--	8,885	--	--	--
	(679,086)	7,331	--	--	--
Financing Activities
Capital stock subscribed	2,072,901	180,000	--	--	--
Notes payable	127,307	(52,672)	14,334	2,207	6,500
Loan from Energold Minerals Inc.	51,496	6,339	--	--	--
Due to Mr. Tube Steak Canada Inc.	--	--	(2,005)	--	(2,005)
Loans from related parties	252,260	211,351	19,340	9,581	19,340
	2,503,964	345,018	31,669	11,788	23,835
Increase (Decrease) in Cash
During the Period	(19,652)	(16,795)	10	(69)	(272)
Cash, Beginning of Period	--	(2,857)	3	(19,583)	285
Cash (Overdraft),
End of Period	$(19,652)	$(19,652)	$13	$(19,652)	$13
See Accompanying Notes and Independent Accountants' Report

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Stockholders' Equity
For the Period From Date of Inception on August 27, 1998 to September 30, 2002
(Expressed in U.S. Dollars)
(Unaudited)

									Cumulative
		Price	Number of		Additional		Total	Retained	Currency	Total
		Per	Common	par	Paid-in	Deferred	Capital	Earnings	Translation	Shareholders'
		Share	Shares	Value	Capital	Compensation	Stock	(Deficit)	Adjustment	Equity
Oct. 5, 98	Shares subscribed by
	Director for cash (note 7(b))	$0.05	5,000,000	$5,000	$245,000		$250,000			$250,000
Oct. 5, 98		Shares subscribed by Director
	for finders' fee (note 7(a))	$0.05	2,000,000	2,000	98,000		100,000			100,000
Dec. 7, 98	Share subscribed by
	private placement for cash	$0.05	1,283,000	1,283	62,867		64,150			64,150
	Deferred compensation					(300,000)	(300,000)			(300,000)
	Deferred compensation amortization					15,000	15,000			15,000
	Net loss for the period							(46,783)		(46,783)
	Balance, December 31, 1988		8,283,000	8,283	405,867	(285,000)	129,150	(46,783)		82,367
Feb. 2, 99	Shares subscribed by Director
	for consulting services	$0.05	250,000	250	12,250		12,500			12,500
Feb. 3, 99	Shares subscribed by private
	placement for cash	$0.04	1,500,000	1,500	58,500		60,000			60,000
Jun. 15, 99	Shares subscribed by stock option
	exercised - shares to be issued	$0.04	3,000,000	3,000	117,000	(117,000)	3,000			3,000
	Deferred compensation					(2,500)	(2,500)			(2,500)
Dec 3, 99	Shares subscribed by private
	placement for cash	$0.65	25,250	25	17,226		17,251			17,251
	Deferred compensation amortization					57,332	57,332			57,332
	Net loss for year ended December 31, 1999							(219,684)		(219,684)
	Balanc, December 31,1999		13,058,250	13,058	610,843	(347,168)	276,733	(266,467)		10,266
	January 2000 shares for assets of
Mr. Tube Steak Canada Inc.		$0.75	798,000	798	597,702		598,500			598,500
	Mar 8, 2000 shares issued for consulting fees	$0.50	1,220,000	1,220	608,780		610,000			610,000
	Cancellation of shares issued for
	consulting fees		(400,000)	(400)	(199,600)		(200,000)			(200,000)
Sep 30, 00	Shares subscribed by stock option
	exercised - shares to be issued	$0.06	3,000,000	3,000	177,000	(177,000)	3,000			3,000
	Deferred compensation amortization					75,200	75,200			75,200
	Shares returned to treasury on cancellation of
	deal with Mr. Tube Steak Canada Inc.		(798,000)	(798)	(597,702)		(598,500)			(598,500)
	Cumulative Currency Translation Adjustment								(3,664)	(3,664)
	Net loss for year ended December 31, 2000							(800,485)		(800,485)
	Balance, December 31, 2000		16,878,250	16,878	1,197,023	(448,968)	764,933	(1,066,952)	(3,664)	(305,683)
	Deferred compensation amortization					75,200	75,200			75,200
	August 31, 2001 reduction
	shares issued - net		(5,700,000)	(5,700)	5,700
	Shares issued for notes payable - Rod Mancini		2,000,000	2,000	77,000		79,000			79,000
	Shares issued for consulting fees CPM
	Group @ $0.10		10,000	10	990		1,000			1,000
	Shares issued for purchase AMT Canada Inc.,
	acquired by wholly owned subsidiary		3,000,000	3,000	597,000		600,000			600,000
	Shares subscribed		1,500,000	1,500	98,500		100,000			100,000
	Shares issued for legal fees Fogler
	Rubinoff LLP		50,000	50	11,450		11,500			11,500
	Shares issued for Steven Duff - travel expenses
	at $0.07 per share		50,000	50	3,450		3,500			3,500
	Net loss for year ended December 31, 2001							(118,735)		(118,735)
	Cumulative currency translation adjustment								(5,638)	(5,638)
	Balance, December 31, 2001		17,788,250	$17,788	$1,991,113	($373,768)	$1,635,133	($1,185,687)	($9,302)	440,144
	Shares issued for debt - Cardinal		800,000	800	59,200		60,000			60,000
	Shares issued for consulting - Getty		1,500,000	1,500	98,500		100,000			100,000
	Shares issued for cash		100,000	100	19,900		20,000			20,000
	Deferred compensation amortization					56,400	56,400			56,400
	Net loss for 9 months ended September 30, 2002							(880,638)		(880,638)
	Balance, September 30, 2002		20,188,250	$20,188	$2,168,713	($317,368)	$1,871,533	($2,066,325)	($9,302)	($204,094)
See Accompanying Notes and Independent Accountants' Report

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2002
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
September 30, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

b)    Translation of Foreign Currency (cont'd)

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

An analysis of the changes in the cumulative currency translation adjustment account, as disclosed as part of stockholders' equity, is as follows:
	2002	2001
Beginning balance, December 31, 2001 and December 31, 2000	$(9,302)	$0
Changes during the period	-	(3,664)
Ending balance, September 30, 2002 and 2001	$(9,302)	$(3,664)

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
September 30, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

e)    Fixed Assets / Depreciation

The company depreciates its fixed assets at 20% per annum on a straight-line basis.
	June 30,
	2002	2001
Equipment	$27,168	$24,662
Mining & other equipment	28,526	--
	55,694	24,662
Accumulated Depreciation	(23,101)	(13,191)
	$32,593	$11,471

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
September 30, 2002
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
September 30, 2002
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
September 30, 2002
(Expressed in U.S. Dollars)
(Unaudited)

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
September 30, 2002
(Expressed in U.S. Dollars)
(Unaudited)

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
September 30, 2002
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
September 30, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

h)    Environment Remedial Liability

SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities. The wholly owned subsidiary, Gretna Capital Corporation, has a wholly owned subsidiary, AMT Canada Inc., that has mineral resource properties in the Yukon Territory, Canada, that have no mineral resource operational activity during the period from date of acquisition of the subsidiary, on November 6, 2001, to September 30, 2002, and accordingly, management is not aware of any known environmental remedial liabilities as at September 30, 2002. SOP 96-1 is intended to provide guidance for "clean-up" activities rather than preventative or other activities.

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
September 30, 2002
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
September 30, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

The court orders that the purchase price shall be paid and credited as follows:

a)    the sum of $15,848 ($25,000Cdn) which was paid into Court by the Purchase to the credit of this Proceeding, in May 8, 2001;

b)    the purchaser shall pay an additional $675,119 ($1,050,000Cdn) into Court to the credit of this Proceeding, on or before December 31, 2002 and the balance of the purchase price, plus applicable GST on the payment made up to that point in time, into Court to the credit of this Proceeding on or before December 31, 2003.

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
September 30, 2002
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
September 30, 2002
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
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 3.    RELATED PARTY TRANSACTIONS:

a)    The loans to related parties are comprised of the following as at September 30, 2002:

Robert J. Kinloch	$26,229
H. Phillip Cash	226,031
$252,260

These loans are unsecured, bear no interest and have no specific terms of repayment.

b)    On January 8, 2002 and pursuant to the employment agreement disclosed in Note 6, Robert Kinloch, President and Chief Executive Officer of the Company voluntarily reduced his compensation per year due in 2002 from $150,000 to $50,000. Management fees are $37,500 are expensed for the nine month period ended September 30, 2002, in these financial statements. This amount is unpaid and is disclosed in current liabilities at September 30, 2002. He was granted qualified stock options to purchase 1,000,000 common shares of the Company's stock at $0.10 per share, on January 8, 2002, representing 120% of the closing stock price on the date of the grant.

Note 4.    INCOME TAXES

The Company has losses that total $2,066,325 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at September 30, 2002 as it is reduced to nil by a valuation allowance, due to uncertainty of application of losses.

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 5. EMPLOYMENT AGREEMENT

An Employment Agreement dated March 15, 1999 was entered into by the Company for a five year period from January 1, 1999 to December 31, 2003, as follows:

Robert Kinloch, to be employed as Executive Vice-President, Chief Operating Officer, and Director of the Company commencing at $22,000 per year and increased by resolution to $150,000 per year effective January 1, 2000. Mr. Kinloch, Chairman, President and Chief Operating Officer. Unpaid compensation as at December 31, 2001 of $267,930 relating to this employment agreement has been cancelled as at December 31, 2001. On January 8, 2002, compensation was reduced to $50,000 per year.

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
September 30, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 6.    COMPENSATION/DEFERRED COMPENSATION

Shares have been issued that give rise to compensation expense. This compensation is amortized over a five year period. Details of compensation expense and deferred compensation are as follows:
	Total	Compensation	Deferred Portion 06/30/02	Compensation Expense 6 months Ended June 30,
				2002	2001
a)	2,000,000 common shares issued as a finder's fee to Robert Kinloch, a director and officer of the Company at a price of $0.05 per share	$100,000	$21,000	$15,000	$15,000
b)	5,000,000 common shares subscribed by James Oste, a director and officer of the Company at a cash price of $0.01 per share for a total of $50,000 giving rise to compensation at $0.04 per share, or $200,000	200,000	42,000	30,000	30,000
c)	250,000 common shares issued for consulting services to David Glass at a price of $0.05 per share	2,500	793	375	375
d)	3,000,000 common shares exercised on stock options	117,000	100,914	4,386	4,386
e)	3,000,000 common shares exercised on stock options at a cash price of $0.001 per share giving rise to compensation of $0.059 per share or $177,000	177,000	152,661	6,639	6,639
		$596,500	$317,368	$56,400	$56,400

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 7.    PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at September 30, 2002 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.

Note 8.    FINANCIAL INSTRUMENTS

The Company's financial instruments consist of bank overdraft, accounts receivable, current liabilities, and long term debt. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values. The Company does not have any off-balance sheet debt.

Note 9.    NOTES PAYABLE

The company has the following unsecured demand promissory notes payable as at September 30, 2002 with interest accrued at 9% per annum. There are no specific terms of repayment for these notes payable.

	Principal	Interest Accrued to June 30, 2002	Total Balance June 30, 2002
Mallard Construction Terry Yates Myles Haverluk Mark McMunn	$55,276 14,000 14,000 14,000	19,501 3,510 3,510 3,510	74,777 17,510 17,510 17,510
	$97,276	30,031	127,307

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2002
(Expressed in U.S. Dollars)
(Unaudited)

Note 10.    STOCK OPTION PLANS

(a)    There is a Non Qualifying Stock Option Agreement outstanding at September 30, 2002 with Richard Woytkiw for 150,000 common shares at a purchase price of $0.81 per share, exercisable on or before November 15, 2002.

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

(c)    On September 12, 2002 the Company registered a non-qualifying stock option plan on Form S-8. The plan became effective on the date of filing and covers 3,000,000 common shares. As of the close of the third quarter no grants had been made pursuant to the plan.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OPERATING DATA

Maverick Minerals Corporation has no active workings at its lsa Properties mine site in Yukon Canada. At present the site is under are and maintenance status and is being maintained pursuant to the type water license held by the Yukon water board. The Elsa mining camp is a world class silver camp with more than 160 km of known vein strike length with 65 identified deposits or prospects and 34 deposits that have a documented history of production. The property covers more than 26,000 acres in a roughly east west belt about 26 km long and up to 8 km wide.

RECENT DEVELOPMENTS

The company instituted a standard shareholders agreement between Gretna Capital Corporation and AMT Canada Inc. The impetus for the agreement was a review of all governance relationships pursuant to the new regulatory environment.

On November 4th, 2002 the citizens of Yukon, Canada elected the Yukon Party to lead a new majority government. As the majority of our assets are in this jurisdiction we watch events that could potentially affect the regulatory environment closely. Public pronouncements of the new government lead us to believe that they are prepared to support the mining industry in the Yukon in a positive way and are prepared to accept the devolution of powers on April 1, 2003 as an opportunity to increase employment and development. Such a position does not appear to be antithetical to our purposes.

RESULTS OF OPERATIONS

The company has owned the lsa Properties for less than 1 year consequently year over year comparison must be viewed in that context.

Expenses. General and Administrative expense for the 3 month period ending Sept. 30, 2002 was $117,263.00. General and Administrative expenses for the 9 month period ended Sept 30. 2002 were $890,082.00.

Income Taxes. The company has losses that total $2,066,325 for income tax purposes that may be carried forward to be applied against future taxable income for the period ending Sept. 30 2002. This compares with $175,880 for the same period in 2001.

Net Income. The net loss for the period ending Sept. 30, 2002 was $117,263.00. The loss is comprised exclusively of general and administrative expenses. The same circumstance is true of the nine months ended Sept. 30, 2002 with a net loss for that period of $890,082.00.

LIQUIDITY AND CAPITAL RESOURCES

The company has no working capital at September 30, 200s. With no active operations there is no revenue and consequently no cash flow from operations.

For the quarter ended September 30, 2002 the company raised $20,000 through completion of a single issuance to meet administrative expenses for that period. Historically the company has raised operating capital through a combination of debt and equity in anticipation of a comprehensive funding to commence operations.

Funding for subsidiary general and administrative expenses has come by way of Shareholder loans for the past two quarters. For the quarter ended September 30 2002 Shareholder loans totaling $226,031.00 have accrued at the subsidiary level. These loans as well as the notes payable from Maverick Minerals to various shareholders are all on demand status.

Repair and Maintenance expenditures to mine development activities carried out by a subsidiary at the company property during the second and third quarter and not as yet retired are now due and payable and in most cases are overdue for payment. The vast majority of the Accounts Payable on the consolidated financial statements are represented by this category.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company owns or controls mining claims and leases representing mineral resources of some 940,000 tons of ore. The underlying commodities are principally silver-lead and zinc. A detailed analysis of the reserves held by a wholly owned subsidiary is available in the notes to the financial statement appended hereto.

Accordingly, the company should be exposed to market risk associated with the fluctuation in the price of the underlying commodities. It is management contention that its situation is somewhat anomalous in that the risk of not being able to exploit the opportunity presented by the resource because of the inability to raise sufficient capital on reasonable terms is perceived to be greater than the risk of any presented by the commodity itself. This is not an erroneous perception in our opinion... Considerable time and effort has been expended to craft an appropriate financing which will allow for implementation of our plan. If successful our primary risk would default to a commodity risk. In the absence of such a financing we will be forced to dispassionately look to a scenario that would ensure the survival of the company and take the appropriate steps. In this circumstance it is possible and likely that serious degradation would accrue to the value of the subsidiary assets we have assembled.

PART II

OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

The company is not the subject of any legal proceedings as of the end of the third quarter 2002.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 10th, 2002, the company completed by private placement, the subscription receivable for $20,000.00. The company received the entire amount as net proceeds and no commissions were paid. 100,000 shares were issued at a price of $0.20 per share. Proceeds were used for the general and administrative expenses of Maverick Minerals Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Dated this 14th day of September, 2002.

MAVERICK MINERALS CORPORATION (formerly known as Pacific Cart Services Ltd.
BY:	/s/ Robert Kinloch
Robert Kinloch, President, Chief Executive Officer, Secretary/Treasurer, Chief Financial Officer and member of the Board of Directors

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MAVERICK MINERALS CORPORATION (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Robert Kinloch, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Robert Kinloch Robert Kinloch Chief Executive Officer Chief Financial Officer November 14, 2002

CERTIFICATION

I, Robert Kinloch, certify that:

1. I have reviewed this interim report on Form 10-QSB of Maverick Minerals Corporation;

2. Based on my knowledge, this interim report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this interim report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this interim report.

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.

/s/ Robert Kinloch Robert Kinloch President, Chief Executive Officer, Secretary/Treasurer Chief Financial Officer, and a member of the Board of Directors