Form 10KSB
period 2002-12-31
MAVERICK MINERALS CORP
filed 2003-04-15
CIK 1074929

==================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - December 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 000-25515

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
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

State issuers revenues for its most recent fiscal year - December 31, 2002 - $ -0- .

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. December 31, 2002 - $760,713.00. There are approximately 8,452,368 shares of common voting stock of the Registrant held by non-affiliates. Based upon the average bid/ask price on March 12, 2003, the aggregate market value of the shares of Common Stock held by non-affiliates $232,440.00.

Issuers involved in Bankruptcy proceedings during the past 5 years. - Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: March 12, 2003 - 20,878,250 shares of Common Stock.

Transitional Small Business Issuer Format YES [ x ] NO [   ]

PART I

ITEM 1. BUSINESS

General

Maverick Minerals Corporation (the "Company") was incorporated as Pacific Cart Services Ltd. under the laws of the State of Nevada on August 27, 1998. The Company changed its name to Maverick Minerals Corporation to reflect its purchase of the Keno Hill Mining Camp in 2002. Our registered office in Nevada is located at 1475 Ridgeview Drive, Reno, Neveda and the Company's registered agent at that address is Michael Morrision. Our executive offices are located in Saskatoon, Saskatchewan, Canada.

Introduction

The Company is an exploration stage mining corporation. It owns no mining properties.

On November 6, 2001 the Company's wholly owned subsidiary corporation, Gretna Capital Corporation (Gretna), acquired 100% of the outstanding shares of common stock of A.M.T. Canada Inc. (A.M.T) which owned the United Keno Hill Mines property in Elsa, Yukon. The claims and leases are known collectively as the Elsa Properties.

A.M.T. was incorporated by Advanced Mineral Technologies Inc. in July 2001. A.M.T. purchased all of the assets of United Keno Hill Mines Ltd. pursuant to a vesting order issued by the Yukon Supreme Court.

The purchase included:

*	All mineral claims, mining leases
*	All minerals, ores and concentrates produced from the properties
*	All land, including surface leases
*	All chattels, equipment and machinery in on or used in connection with the UKH Mines and/or UKH Land.
*	All on site data

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

Divestiture

In January 2003, AMT defaulted under the terms of its purchase agreement and on February 14, 2003, the Supreme Court of the Yukon Territory ordered AMT divested of all of its mining claims and assets referred to discussed above.

Accordingly, at this time, the Company, individually or through its subsidiary corporations owns no interests in any mining properties.

Company's Office

The Company's headquarters are located 2501 Lansdowne Avenue, Saskatoon, Saskatchewan, Canada S7J 1H3 and the telephone number is (306) 343-5799. This is the home of Robert Kinloch, the Company's president. The facilities thereat are used rent free.

Employees

The Company's only employees are its officers and directors.

Risk Factors

1. No operating history.

The Company recently changed its business to mining exploration. It has no operating history other than defaulting on the acquisition of the Elsa properties. Its ability to achieve and maintain profitability and positive cash flow is dependent upon

* * *	its ability to locate a profitable mineral property its ability to generate revenues its ability to reduce exploration and development costs.

Based upon current plans, the Company expects to incur operating losses in future periods. This will happen because there are expenses associated with the research, exploration and development of mineral properties. The Company cannot guarantee that it will be successful in generating revenues in the future. Failure to generate revenues will cause it to go out of business.

2. The Company owns no interests in any mining properties.

The Company owns no interests in any mining properties and there is no assurance that it will acquire any interests in mining properties in the furture.

3. Because the Company is small and does not have much capital, it will have to limit its operations.

Because the Company is small and does not have much capital, it will have to limit its operations.

4. The Company must acquire an interest in a property and must find and development an ore reserve to be successful.

The Company's success depends on finding and developing an ore reserve. If it doesn't find an ore reserve or cannot develop the ore reserve, either because it does not have the money to do it or because it is not economically feasible to do it, the Company will cease operations and an investor will loose his investment.

5. The Company does not have any money to acquire a property and begin exploration.

The Company does not have any money to acquire a property or begin exploration. If the Company cannot raise money to acquire an interest in a property and begin exploration, it will have to suspend or cease operations.

6. The Company's shares of common stock are "penny stocks."

The Company's common stock is defined as a "penny stock" under the Securities and Exchange Act of 1934, and its rules. Because the Company's common shares are a penny stock, investors may be unable to resell their shares. Also, the Exchange Act and the penny stock rules impose additional sales practice and disclosure requirements on broker-dealers who sell the Company's securities to persons other than certain accredited investors. As a result, fewer broker/dealers are willing to make a market in the Company's common stock it may affect the level of news coverage an investor receives.

ITEM 2. DESCRIPTION OF PROPERTIES.

The Company owns no properties.

The Company's headquarters are located 2501 Lansdowne Avenue, Saskatoon, Saskatchewan, Canada S7J 1H3 and the telephone number is (306) 343-5799. This is the home of Robert Kinloch, the Company's president. The facilities thereat are used rent free.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the company by any federal, state or local governmental agency. Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company other than an action which continues to pend in the Supreme Court of the Yukon Territory captioned MacKenzie Petroleum Ltd. v. United Keno Hill Mines Limited and UKH Minerals Limited, case no. S.C. No. 97-A0095, which involves the divestiture of the Company's interest in the Elsa properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company submitted one matter to its shareholders in 2002. The matter submitted was to change the Company's name from Pacific Cart Services Ltd. to Maverick Minerals Corporation. The matter passed and the Company changed its name accordingly.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Registrant's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol MAVM. The table shows the high and low bid of Registrant's Common Stock for the last two fiscal years.

Quarter Ended	BID
	High	Low
2002
Fourth Quarter Third Quarter Second Quarter First Quarter	0.06 0.11 0.04 0.04	0.25 0.26 0.17 0.12
2001
Fourth Quarter Third Quarter Second Quarter First Quarter	0.24 0.17 0.31 0.06	0.03 0.05 0.05 0.03

As of December 31, 2002, there were 137 holders of the registrant's common stock. This number does not include those beneficial owners whose securities are held in a street name.

Dividends.

The Company has never paid a cash dividend on its common stock and has no present intention to declare or pay cash dividends on the common stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

Stock Options
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercised price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securities holders	None	None	None
Equity compensation plans not approved by securities holders	None	None	2,335,000
Total	None	None	2,335,000

The Company has one non-qualified incentive stock option plan which was filed on Form S-8 in September 2002. The plan provides that the board of directors is authorized to issue stock options to employees. The exercise price of options is determined by the board of directors. The plan contained 3,000,000 shares. Options for 665,000 shares have been granted. All 665,000 options were exercised.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

The Company is a start-up, exploration stage corporation and has yet to generate or realize any revenues from its exploration operations.

It is unlikely that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are anticipated until the Company acquires a mining property and removes and sells minerals.

To meet its need for cash the Company is attempting to raise money from third parties. At the present time, the Company has not made any arrangements to raise additional cash. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

Currently the Company owns no properties and accordingly has no exploration plans. The Company needs to raise additional capital, acquire an interest in a mining property and begin exploration. There is no assurance that the Company will ever have the money to do so.

If the Company cannot raise money, it will have to cease or suspend operations. If it ceases operations, it does not know what it will do and its does not have any plans to do anything else.

The Company does not intend to hire additional employees at this time.

Limited operating history; need for additional capital

There is no historical financial information about the Company upon which to base an evaluation of its future performance. Our past performance indicates failure. The Company is an exploration stage corporation and has not generated any revenues from operations. The Company cannot guarantee it will be successful in its business operations.

To become profitable and competitive, the Company must acquire a property, explore the property, find mineralized material, define an ore body and develop the property. In the mining business, the possibility of accomplishing that goal is minuscule.

To accomplish the foregoing object, the Company must raise money. The Company has no assurance that future financing will be available or if available it will be on acceptable terms. If financing is not available on satisfactory terms, the Company may be unable to continue its operations.

Other than as described herein, we have no other financing plans.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements begin on the following page. See Accompanying Notes and Independent Auditors' Report.

INDEPENDENT AUDITOR'S REPORT	F-1
FINANCIAL STATEMENTS Consolidated Balance Sheets Consolidated Statements of Operations Statement of Retained Earnings (Deficit) Consolidated Statement of Cash Flows Statement of Stockholders' Equity	F-2 F-3 F-4 F-5 F-6 - F-7
NOTES TO FINANCIAL STATEMENTS	F-8

MOEN AND COMPANY
 CHARTERED ACCOUNTANTS

PO Box 10129 1400 - 701 West Georgia Street Vancouver, BC V7Y 1C6	Telephone: Fax: Email:	(604) 662-8899 (604)662-8809 moenandcompany@attcanada.net

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Maverick Minerals Corporation (A Nevada Corporation)
Formerly Pacific Cart Services Ltd.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Maverick Minerals Corporation (A Nevada Corporation) (An Exploration Stage Company) as of December 31, 2002 and December 31, 2001, and the related consolidated statements of income, retained earnings, cash flows and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maverick Minerals Corporation (A Nevada Corporation) (An Exploration Stage Company) as of December 31, 2002 and December 31, 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Vancouver, British Columbia, Canada March 25, 2003	/s/ Moen and Company Chartered Accountants

Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Balance Sheet
December 31, 2002
(Expressed in U.S. Dollars)
(With Comparative Figures at December 31, 2001)

		December 31,
		2002	2001
ASSETS
Cash		$--	$--
Prepaid expense		--	6,815
Share subscription receivable		--	100,000
		--	106,815
		--	2,889,636

Equipment		24,662	25,613
Mining & other equipment		--	31,696
		24,662	57,309
Accumulated depreciation		(19,356)	(14,952)
		5,306	42,357
	Total Assets (Subject to charge - Note 2(i))	$5,306	$3,038,808

LIABILITIES AND STOCKHOLDERS' EQUITY

Bank overdraft - represented by cheques unpresented for payment		$17,468	$2,857
Accounts payable		391,132	63,518
Loan from Energold Minerals Inc. - unsecured, non-interest bearing
with no specific terms of repayment		51,496	45,157
Loans from related parties (Note 3(a))		284,239	40,909
Management fees payable (Note 3(b))		50,000	--
Notes payable and accrued interest (Note 9)		129,513	179,979
Current portion of agreement payable, due December 31, 2002		--	675,119
		923,848	1,007,539

Long portion of agreement payable - Supreme Court of the Yukon Territory, Canada
- due December 31, 2003		--	1,591,125
Capital Stock
Authorized: 100,000,000 common shares at $0.001 par value
Issued and fully paid
20,188,250 common share at par value
(2001 - 17,788,250 common shares)		20,188	17,788
Additional paid-in capital		2,168,713	1,991,113
Deferred compensation (Note 6)		(298,568)	(373,768)
		1,890,333	1,635,133
Deficit, accumulated during the exploration stage		(2,799,573)	(1,185,687)
Cumulative currency translation adjustment (Note 2(b))		(9,302)	(9,302)
		(918,542)	440,144
	Total Liabilities and Stockholders' Equity	$5,306	$3,038,808

/s/ Robert J. Kinloch,	Director

See Accompanying Notes and Independent Auditors' Report

MAVERICK MINERALS CORPORATION Formerly Pacific Cart Services Ltd. (A Nevada Corporation) (An Exploration Stage Company) Consolidated Statement of Income (Expressed in U.S. Dollars)

	Cumulative From
	Date of Inception				Three Months
	on August 27, 1998		Year Ended		Ended
	to December 31,		December 31,		December 31,
	2002	2002	2001	2002	2001

Interest and other income	$24,466	$9,444	$8,294	$--	$2,091

Accounting and audit fees	38,249	19,268	7,541	729	6,996
Acquisition administration fees	5,000	--	--	--	--
Amortization of deferred
compensation (Note 6)	297,932	75,200	75,200	18,800	18,800
Automotive expenses	14,671	1,680	12,991	--	12,991
Consulting services - net	779,256	326,872	24,310	(495)	24,310
Depreciation	26,090	11,138	5,460	2,703	1,761
Interest expense	38,692	8,496	15,872	2,206	4,038
Investor relations	11,491	--	--	--	--
Legal expenses	126,930	22,878	29,872	1,823	19,272
Management fees	132,335	50,000	(214,165)	12,500	(230,430)
Merchandise design	1,650	--	--	--	--
Office expenses	43,340	20,179	6,994	4,992	2,739
Repairs and maintenance	231,160	216,913	14,247	(5,280)	14,247
Telephone and utilities	157,938	133,312	24,626	(2,256)	24,626
Transfer agent fees	13,268	5,741	2,764	1,121	1,130
Travel expenses	86,182	14,174	18,941	4,426	9,042
Wages and benefits	40,504	25,500	15,004	--	15,004
Write off notes payable	(21,840)	--	(21,840)	--	(21,840)
Write off loan receivable	109,212	--	109,212	--	109,212
Loss on divestiture of
assets (Notes 2 & 11)	691,979	691,979	--	691,979	--
	2,824,039	1,623,330	127,029	733,248	11,898
	(2,799,573)	(1,623,330)	(118,735)	(733,248)	(9,807)
	--	--	--	--	--

the Period	$(2,799,573)	$(1,613,886)	$(118,735)	$(733,248)	$(9,807)

Basic		(0.05)	$(0.01)	(0.01)	$(0.01)
Diluted		(0.05)	$(0.01)	(0.01)	$(0.01)

Basic		18,938,250	16,322,083	18,938,250	16,322,083
Diluted		18,938,250	16,322,083	18,938,250	16,322,083

See Accompanying Notes and Independent Auditors' Report

MAVERICK MINERALS CORPORATION Formerly Pacific Cart Services Ltd. (A Nevada Corporation) (An Exploration Stage Company) Statement of Retained Earnings (Deficit) (Expressed in U.S. Dollars)

Cumulative From
Date of Inception				Three Months
on August 27,1998		Year Ended		Ended
to December 31,		December 31,		December 31,
2002	2002	2001	2002	2001

$--	$(1,185,687)	$(1,066,952)	$(2,066,325)	$(1,175,880)
(2,799,573)	(1,613,886)	(118,735)	(733,248)	(9,807)
$(2,799,573)	$(2,799,573)	$(1,185,687)	$(2,799,573)	$(1,185,687)

See Accompanying Notes and Independent Auditors' Report

MAVERICK MINERALS CORPORATION Formerly Pacific Cart Services Ltd. (A Nevada Corporation) (An Exploration Stage Company) Consolidated Statement of Cash Flows (Expressed in U.S. Dollars)

	Cumulative From
	Date of Inception
	on August 27,1998		Year Ended		Three Months Ended
	to December 31,		December 31,		December 31,
	2002	2002	2001	2002	2001
Net Profit (Loss) for the period	$(2,799,573)	$(1,613,886)	$(118,735)	$(733,248)	$(9,807)
Items not requiring use of cash
Shares issued for
- consulting services	261,000	160,000	1,000	--	1,000
- legal fees	11,500	--	11,500	--	11,500
- travel	3,500	--	3,500	--	3,500
Gain on sale of equipment	--	(6,002)	--	--	--
Loss on divestiture of
assets (Notes 2 & 11)	--	691,979	--	691,979	--
Deferred compensation expenses	(298,568)	75,200	75,200	18,800	18,800
Depreciation	19,356	11,138	5,460	2,703	1,761
Changes in non-cash working capital items
Prepaid and deposit	--	6,815	(6,815)	9,657	(6,815)
Accounts payable	391,132	327,614	41,952	(9,056)	34,844
Management fee payable	50,000	50,000	(214,165)	12,500	(230,430)
Loan receivable	--	--	106,727	--	112,930
Accounts receivable	--	55,997	--	(25,336)	--
Cumulative adjustment	(9,302)	--	(5,638)	--	(5,638)
	(2,370,955)	(241,145)	(100,014)	(32,001)	(68,355)
Acquisition of subsidiary
- Cash payment	--	--	(15,848)	--	(15,848)
Net liabilities of AMT Canada Inc.	--	--	(7,544)	--	(7,544)
Purchase of equipment	(24,662)	(1,554)	(32,647)	--	(32,647)
Proceeds of disposal of mining equipment
& other equipment	--	8,885	--		--
	(24,662)	7,331	(56,039)		(56,039)
Capital stock subscribed	1,912,901	20,000	--	--	79,000
Notes payable	129,513	(50,466)	69,132	2,206	(24,202)
Loan from Energold Minerals Inc.	51,496	6,339	45,157	--	45,157
Due to Mr. Tube Steak Canada Inc.	--	--	(2,005)	--	--
Loans from related parties	284,239	243,330	40,909	31,979	21,569
	2,378,149	219,203	153,193	34,185	121,524
During the Period	(17,468)	(14,611)	(2,860)	2,184	(2,870)
	--	(2,857)	3	(19,652)	13
	$(17,468)	$(17,468)	$(2,857)	$(17,468)	$(2,857)

See Accompanying Notes and Independent Auditors' Report

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Stockholders' Equity
For the Period From Date of Inception on August 27, 1998 to December 31, 2002
(Expressed in U.S. Dollars)

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

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Stockholders' Equity
For the Period From Date of Inception on August 27, 1998 to December 31, 2002
(Expressed in U.S. Dollars)

								Cumulative
	Price	Number of		Additional		Total	Retained	Currency	Total
	Per	Common	par	Paid-in	Deferred	Capital	Earnings	Translation	Shareholders'
	Share	Shares	Value	Capital	Compensation	Stock	(Deficit)	Adjustment	Equity
Shares issued for notes payable - Rod Mancini		2,000,000	2,000	77,000		79,000			79,000
Shares issued for consulting fees CPM
Group @ $0.10		10,000	10	990		1,000			1,000
Shares issued for purchase AMT Canada Inc.,
acquired by wholly owned subsidiary		3,000,000	3,000	597,000		600,000			600,000
Shares subscribed		1,500,000	1,500	98,500		100,000			100,000
Shares issued for legal fees Fogler
Rubinoff LLP		50,000	50	11,450		11,500			11,500
Shares issued for Steven Duff - travel expenses
at $0.07 per share		50,000	50	3,450		3,500			3,500
Net loss for year ended December 31, 2001							(118,735)		(118,735)
Cumulative currency translation adjustment								(5,638)	(5,638)
Balance, December 31, 2001		17,788,250	$17,788	$1,991,113	($373,768)	$1,635,133	($1,185,687)	($9,302)	440,144
Shares issued for debt - Cardinal		800,000	800	59,200		60,000			60,000
Shares issued for consulting - Getty		1,500,000	1,500	98,500		100,000			100,000
Shares issued for cash		100,000	100	19,900		20,000			20,000
Deferred compensation amortization					75,200	75,200			75,200
Net loss for year ended December 31, 2002							(1,613,886)		(1,613,886)
Balance, December 31, 2002		20,188,250	$20,188	$2,168,713	($298,568)	$1,890,333	($2,799,573)	($9,302)	($918,542)

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002
(Expressed in U.S. Dollars)

Note 1. BUSINESS OPERATIONS

a)The Company date of incorporation and inception was on August 27, 1998 under the Company Act of the State of Nevada, U.S.A. to pursue opportunities in the business of franchising fast food distributor systems. On May 23, 2001, the Company changed its direction to the energy and mineral resource fields, as an exploration stage company.

b)The Company adopted a Directors' Resolution, dated February 15, 2002, to amend the original activities of the company by changing its name to Maverick Minerals Corporation.

c)The Company is considered to be an exploration stage enterprise, as its principal operations have not yet commenced and have not yet produced revenue.

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

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002
(Expressed in U.S. Dollars)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

b)Translation of Foreign Currency (continued)

The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the year.

An analysis of the changes in the cumulative currency translation adjustment account, as disclosed as part of stockholders' equity, is as follows:
	2002	2001
Beginning balance, December 31, 2001 and December 31, 2000	$(9,302)	$(3,664)
Changes during the period	-	(5,638)
Ending balance, December 31, 2002 and 2001	$(9,302)	$(9,302)

c) Basis of Presentation

These financial statements are prepared in accordance with United States of America Generally Accepted Accounting Principles (GAAP).

d) Net Loss Per Share

Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

e) Fixed Assets/Depreciation

The company depreciates its fixed assets at 20% per annum on a straight-line basis.
	December 31,
	2002	2001
Equipment	$24,662	$25,613
Mining & other equipment	-	31,696
	24,662	57,309
Accumulated Depreciation	(19,356)	(14,952)
	$5,306	$42,357

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002
(Expressed in U.S. Dollars)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

f) Mining Properties and Exploration Costs

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

g) Environment Remedial Liability

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

h) Environmental Remediation Costs

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

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002
(Expressed in U.S. Dollars)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

i) Consolidation

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

(i)Two million shares to be delivered to the Vendor on closing.

(ii)One million shares to be delivered on the closing date to an escrow option to be applied. The escrow shall provide for the release of these shares to the vendor provided that, Mr. H. Philip cash remains executive officer of AMT Canada Inc. in a period of net loss that six months following the closing date.

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
$2,266,244

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002
(Expressed in U.S. Dollars)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

i) Consolidation (continued)

The court orders that the purchase price shall be paid and credited as follows:

(a)the sum of $15,848 ($25,000Cdn) which was paid into Court by the Purchase to the credit of this Proceeding, in May 8, 2001;

(b)the purchaser shall pay an additional $675,119 ($1,050,000Cdn) into Court to the credit of this Proceeding, on or before December 31, 2002 and the balance of the purchase price, plus applicable GST on the payment made up to that point in time, into Court to the credit of this Proceeding on or before December 31, 2003.

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

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002
(Expressed in U.S. Dollars)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
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

On February 14, 2003, the Supreme Court of the Yukon Territory ordered AMT Canada Inc. to be divested of its mining claims and assets at Elsa, Yukon. The action completes a full divestiture of assets purchased by AMT in September 2001 and comes 45 days after AMT defaulted on the terms of its purchase agreement. (see Note 11 Subsequent Events)

Note 3. RELATED PARTY TRANSACTIONS:

a) The loans to related parties are comprised of the following as at December 31, 2002:
Robert J. Kinloch	$38,062
H. Phillip Cash	246,177
$284,239

These loans are unsecured, bear no interest and have no specific terms of repayment.

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002
(Expressed in U.S. Dollars)

Note 3. RELATED PARTY TRANSACTIONS: (continued)

b) On January 8, 2002 and pursuant to the employment agreement disclosed in Note 6, Robert Kinloch, President and Chief Executive Officer of the Company voluntarily reduced his compensation per year due in 2002 from $150,000 to $50,000. Management fees are $50,000 are expensed for the year ended December 31, 2002, in these financial statements. This amount is unpaid and is disclosed in current liabilities at December 31, 2002. He was granted qualified stock options to purchase 1,000,000 common shares of the Company's stock at $0.10 per share, on January 8, 2002, representing 120% of the closing stock price on the date of the grant.

Note 4. INCOME TAXES

The Company has losses that total $2,799,573 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at December 31, 2002 as it is reduced to nil by a valuation allowance, due to uncertainty of application of losses.

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

- all reasonable travelling expenses incurred by the employee in the course of his duties

- six weeks paid vacation

- club membership not to exceed $1,000

- stock option package to be negotiated during the first year of employment

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002
(Expressed in U.S. Dollars)

Note 6. COMPENSATION/DEFERRED COMPENSATION

Shares have been issued that give rise to compensation expense. This compensation is amortized over a five year period. Details of compensation expense and deferred compensation are as follows:
	Total	Compensation	Deferred Portion 06/30/02	Compensation Expense 6 months Ended June 30,
				2002	2001
a)	2,000,000 common shares issued as a finder=s fee to Robert Kinloch, a director and officer of the Company at a price of $0.05 per share	$100,000	$16,000	$20,000	$20,000
b)	5,000,000 common shares subscribed by James Oste, a director and officer of the Company at a cash price of $0.01 per share for a total of $50,000 giving rise to compensation at $0.04 per share, or $200,000	200,000	32,000	40,000	40,000
c)	250,000 common shares issued for consulting services to David Glass at a price of $0.05 per share	2,500	668	500	500
d)	3,000,000 common shares exercised on stock options	117,000	99,451	5,850	5,850
e)	3,000,000 common shares exercised on stock options at a cash price of $0.001 per share giving rise to compensation of $0.059 per share or $177,000	177,000	102,491	8,850	8,850
		$596,500	$298,568	$75,200	$75,200

Note 7.PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at December 31, 2002 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002
(Expressed in U.S. Dollars)

Note 8. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of bank overdraft, accounts receivable, prepaid expense, current liabilities, and long term debt. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values. The Company does not have any off-balance sheet debt.

Note 9. NOTES PAYABLE

The company has the following unsecured demand promissory notes payable as at December 31, 2002 with interest accrued at 9% per annum. There are no specific terms of repayment for these notes payable.

	Principal	Interest Accrued to June 30, 2002	Total Balance June 30, 2002
Mallard Construction Terry Yates Myles Haverluk Mark McMunn	$55,276 14,000 14,000 14,000	20,756 3,827 3,827 3,827	76,032 17,827 17,827 17,827
	$97,276	32,237	129,513

Note 10. STOCK OPTION PLANS

(a) There is a Non Qualifying Stock Option Agreement outstanding at December 31, 2002 with Richard Woytkiw for 150,000 common shares at a purchase price of $0.81 per share, exercisable on or before November 15, 2002.

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

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002
Expressed in U.S. Dollars)

Note 11. SUBSEQUENT EVENTS

Since January 1, 2003 AMT has been in default of the terms of its purchase agreement entered into on September 26, 2001 through which AMT purchased the Keno Hill silver-lead-zinc mining project in Elsa, Yukon formerly owned by United Keno Hill Mines Ltd. of Toronto. Specifically, AMT did not make a payment of Cdn$1,050,000 due on December 31, 2002.

On January 13, 2003 representatives of the "Secured Interests" as defined in the September 26, 2001 order granting the sale applied for and were granted by the Supreme Court of the Yukon Territory an order to divest AMT of the Keno Hill assets for non-payment. The order gave AMT until February 10, 2003 at 12:00p.m. Pacific Standard Time to remedy the default.

On February 4, 2003, AMT commenced an appeal of the divesting order and brought a motion seeking a stay of the order pending the hearing of the appeal. The appeal is based on the grounds that the judge erred in making what amounts to a final order of foreclosure when no one had sought such an order and the circumstances did not warrant such an order. The summary nature of the proceedings denied AMT its property rights and unnecessarily prejudices other outstanding creditors other than the "Secured Interests", Chief Justice Finch of the Yukon Court of Appeal heard the application for a stay of the Supreme Court order and reserved decision until February 10, 2003.

On February 10, 2003, Chief Justice Finch released a decision refusing the motion brought by AMT to stay the order. Accordingly the original order took effect opening the door to divesture and a certificate of non-payment was filed on behalf of the "Secured Interests".

On February 14, 2003, the Supreme Court of the Yukon Territory ordered AMT Canada Inc. to be divested of its mining claims and assets at Elsa, Yukon. The action completes a full divestiture of assets purchased by AMT in September 2001 and comes 45 days after AMT defaulted on the terms of its purchase agreement.

Since the divestiture of AMT's mine assets in the Yukon, all personnel have been removed from the site.

The Company had issued 1,500,000 shares to be used to purchase an equity stake in a resource company in California. While negotiations were ongoing no agreement could ultimately be reached and the company has terminated negotiations. Shortly after the period covered by the report the shares were returned to the treasury for cancellation.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Registration Statement.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers.

The following table sets forth the names and nature of all positions and offices held by all directors and executive officers of the Company for the calendar year ending December 31, 2000, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

Name	Position Held	Date of Election of Designation	Date of Termination or Resignation
Robert Kinloch	President, CEO, CFO Treasurer and sole director	03/05/00	Current
Donald Kinloch	Secretary	09/01/02	Current

Term of Office

The terms of office of the current directors continue until the annual meeting of stockholders, which the Bylaws provide shall be held on the third Friday of November of each year; officers are elected at the annual meeting of the board of directors, which immediately follows the annual meeting of stockholders.

Robert Kinloch - President, Chief Executive Officer, Treasurer, Chief Financial Officer and sole member of the Board of Directors.

Since inception, Mr. Kinloch has been a founder and a member of the Board of Directors. On March 5, 2000, Mr. Kinloch resigned as the vice-president and chief Operating officer of the company, and became the president and chief executive officer. From June 1993 to June 1996, Mr. Kinloch was a commercial charter pilot for Loyal Air. Loyal Air is located in Belleville, Ontario. From June 1987 to September 1990, Mr. Kinloch was a registered commodity futures trader with the Ontario Securities Commission. From June 1987 to September 1990, Mr. Kinloch was an independent floor trader on the Toronto Futures Exchange, Toronto Stock Exchange. From December 1988 to December 1997, Mr. Kinloch was a co-founder and vice president of Lakebreeze Properties Ltd. Lakebreeze is a property development company. Mr. Kinloch graduated from the University of Saskatchewan in 1992. Mr. Kinloch is the brother of Donald Kinloch, the Company's Secretary.

Donald Kinloch - Secretary

Since September 2002 Kinloch has been Secretary of the Company. Donald Kinloch is the brother of Robert Kinloch, the Company's President, Chief Executive Officer, Treasurer, Chief Financial Officer and sole member of the Board of Directors. Since January 1998, Mr. Kinloch has been and independent consultant conduction contractual due diligence, supplying market research and developing communication strategies.

Compliance with Section 16(a) of the Exchange Act.

The directors, executive officers and ten percent stockholders of the Company did not file any Forms 3, 4 or 5 as required by Section 16 of the Securities Exchange Act of 1934. Said directors, officers and ten percent stockholders intend to file all delinquent reports in the near future.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the aggregate compensation paid by the Company for services rendered during the period indicated:

Summary Compensation Table

Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compen-sation ($)

Robert Kinlock President, CFO Treasurer, CFO & Director	2002 2001 2000	9,000 24,218 22,000	0 0 0	0 0 0	1,000,000 1,500,000 2,500,000	0 0 0	0 0 0	0 0 0
Donald Kinloch Secretary	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
James Oste former officer	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 1,500,000	0 0 0	0 0 0	0 0 0

On March 15, 1999, Robert Kinloch and the Company entered into an employment agreement for a five year period from January 1, 1999 to December 31, 2004. Under the agreement Mr. Kinloch was to receive $22,000 per year increasing by resolution to $150,000 per year effective January 1, 2000. The Company anticipates paying the following salaries in 2003, subject to the Company beginning profitable operations and generating sufficient revenues to pay the same:

Robert Kinloch President	$ 150,000

Long-Term Incentive Plan Awards.

The Company has established a long-term incentive plan to provide compensation intended to serve as incentive for performance other than an non-qualified incentive stock option plan registered on Form S-8. The plan provides for the issuance of up to 3,000,000 shares of common stock. 665,000 shares have been issued to date.

Compensation of Directors.

The Company's Board of Directors unanimously resolved that members receive no compensation for their services, however, they are reimbursed for travel expenses incurred in serving on the Board of Directors.

Option/SAR Grants in the last Fiscal Year

Name	Number of Securities Underlying Options Granted	Percentage of Options granted to Employees in the Fiscal Year	Market Exercise of Base Price ($/Sh)	Price on Date of Grant	Expiration Date
Robert Kinloch	500,000		$0.18

Aggregate Options Exercised in the Last Fiscal Year and Fiscal Year-End Option Values

Name	Shares acquired on exercise (#)	Value Realized ($)	Number of securities underlying unexercised Options 12/31/02 (#) Exercisable/ unexercisable	Value of unexercised in-the-money Options 12/31/02 ($) Exercisable/ unexercisable
Robert Kinloch	500,000	$20,000	1,000,000/-0-	0

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who own more than five percent of the Company's Common Stock as of December 31,2002:

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Position	Percent of Class
Robert J. Kinloch 2501 Lansdowne Ave. Saskatoon, SK Canada S7J 1H3	4,622,500	President, Chief Executive Officer and a member of the Board of Directors	22.14%
Donald Kinloch 113 Donald Street Belleville, Ontario Canada K8P 1J6	0	Secretary	0.00%
All officer and Directors as a Group (2 persons)	4,622,500		22.14%
Rod Mancini Box 118, Group 336 Winnipeg, MN R3C 2E7	2,800,000		13.41%
Getty Investments Inc. Suite 2700 666 Third Ave. New York, NY 10075	3,000,000		14.37%

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Registrant has engaged in no transactions with management or others in which the amount involved exceeds $60,000 other than the following:

Loans to related parites are comprised of the following as at December 31, 2002:

Robert Kinloch	$38,062
Phillip Cash	$246,177

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

Exhibits

The following documents are incorporated herein by reference from the Registrant's Form 10SB Registration Statement and all amendments thereto, which was filed with the Securities and Exchange Commission on August 8, 1999, and all exhibits thereto, as filed with the Commission:

Exhibit No	Description
3.1 3.2 4.1 10.1 10.2	Articles of Incorporation. Bylaws. Specimen Stock Certificate. Agreement with Mr. Tube Steak of Canada, Inc. Amendment to Agreement with Mr. Tube Steak.

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

The following documents are incorporated herein by reference from the Registrant's Form S-8 which was filed with the Securities and Exchange Commission on September 12, 2002, file no. 333-99465, and all exhibits thereto, as filed with the Commission:

10.1	Non-Qualified Incentive Stock Option Plan

The following documents are incorporated herein:

23.1	Consent of Moen and Company, Chartered Accountants

Item 14. Controls and Procedures

(a)   Our CEO and CFO are required to certify in this annual report their responsibility for establishing and maintaining disclosure controls and procedures designed to ensure that material information in relation to us is made known to them. Our CEO and CFO are also required to certify that they have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report, and that they have presented in this report their conclusions about the effectiveness of the disclosure controls and procedures as a result of the evaluation. Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective, providing them with material information relating to us as required to be disclosed in the reports we file with the Commission on a timely basis.

(b)   There were no significant changes in our internal controls or in other factors that could significantly affect these disclosure controls subsequent to the date of the CEO and CFO's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April, 2003.

MAVERICK MINERALS CORPORATION (Registrant)
BY:	/s/ Robert Kinloch
Robert Kinloch President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Maverick Minerals Corporation (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Robert Kinloch, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 14th day of April, 2003.

/s/ Robert Kinloch Robert Kinloch Chief Executive Officer and Chief Financial Officer

CERTIFICATION

I, Robert Kinloch, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Maverick Minerals Corporation;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of April, 2003.

/s/ Robert Kinloch Robert Kinloch Principal Executive Officer and Principal Financial Officer