Form 10QSB
period 2003-03-31
MAVERICK MINERALS CORP
filed 2003-05-20
CIK 1074929

==================================================================================

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ending MARCH 31, 2003
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-25515

MAVERICK MINERALS CORPORATION
(formerly known as, Pacific Cart Services Ltd.)
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0410480 (I.R.S. Employer Identification No.)

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

Yes [ x ]   No [   ]

The number of common shares without par value outstanding on March 31, 2003 was 20,878,250 shares.

==================================================================================

PART I.

ITEM 1.       FINANCIAL STATEMENTS

MOEN AND COMPANY
CHARTERED ACCOUNTANTS

Securities Commission Building PO Box 10129 Suite 1400 - 701 West Georgia Street Vancouver, British Columbia Canada V7Y 1C6	Telephone: Fax: Email:	(604)662-8899 (604)662-8809 moenandcompany@attcanada.net

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Directors of
Maverick Minerals Corporation (A Nevada Corporation)
Formerly Pacific Cart Services Ltd.
(An Exploration Stage Company)

We have reviewed the accompanying Consolidated Balance Sheets of Maverick Minerals Corporation (An Exploration Stage Company) (Formerly Pacific Cart Services Ltd.) as of March 31, 2003 and March 31, 2002, and the related Consolidated Statements of Income, Retained Earnings (Deficit), Cash Flows and Shareholder's Equity for the three month periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Maverick Minerals Corporation.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

On the basis of our review, we are not aware of any material modifications that should be made to the accommpanying financial statements in order for them to be in conformity with U.S. generally accepted accounting principles.

Vancouver, British Columbia, Canada	/s/ Moen and Company
May 1, 2003	Chartered Accountants

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Balance Sheet
March 31, 2003
(Expressed in U.S. Dollars)
(With Comparative Figures at March 31, 2002)

			March 31,
			2003	2002
Current Assets		ASSETS
Cash			$--	$3,534
Prepaid expense			--	56,815
			--	60,349
Mining & Exploration Property (Note 2(f) (i))			--	2,889,636
Fixed Assets, at cost (Note 2(e))
Equipment			24,662	25,613
Mining & other equipment			--	31,696
			24,662	57,309
Accumulated depreciation			(20,589)	(18,594)
			4,073	38,715
Total Assets			$4,073	$2,988,700
	LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable			$413,540	$33,882
Loan from Energold Minerals Inc. - unsecured, non-interest bearing
with no specific terms of repayment			51,496	51,496
Loans from related parties (Note 3(a))			289,754	114,872
Management fees payable (Note 3(b))			62,500	--
Notes payable and accrued interest (Note 9)			131,672	122,917
Current portion of agreement payable, due December 31, 2002			--	675,119
			948,962	998,286
Long-Term Debt
Long portion of agreement payable - Supreme Court of the Yukon Territory,
- Canada due December 31, 2003			--	1,591,125
Stockholders' Equity
Capital Stock
Authorized: 100,000,000 common shares at $0.001 par value
Issued and fully paid 20,878,250 common share at par value
	(2002 - 20,088,250 common shares)		20,878	20,088
Additional paid-in capital			2,168,713	2,148,813
	Deferred compensation (Note 6)		(279,768)	(354,968)
			1,909,823	1,813,933
Deficit, accumulated during the exploration stage			(2,845,410)	(1,405,342)
Cumulative currency translation adjustment (Note 2(b))			(9,302)	(9,302)
			(944,889)	399,289
	Total Liabilities and Stockholders' Equity		$4,073	$2,988,700

Approved on Behalf of the Board
/s/ Robert J. Kinloch	, Director
See Accompanying Notes and Independent Auditors' Report

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statement of Income
(Expressed in U.S. Dollars)

	Cumulative From
	Date of Inception	Three Months
	on August 27,1998	Ended
	to March 31,	March 31,
	2003	2003	2002
Revenue
Interest and other income	$24,466	--	$--
General and Administration Expenses
Accounting and audit fees	38,347	98	16,452
Acquisition administration fees	5,000	--	--
Amortization of deferred
compensation (Note 6)	316,732	18,800	18,800
Automotive expenses	14,671	--	(321)
Consulting services - net	779,946	690	102,873
Depreciation	27,323	1,233	3,642
Interest expense	40,851	2,159	1,900
Investor relations	11,491	--	--
Legal expenses	128,515	1,585	6,815
Management fees	144,835	12,500	--
Merchandise design	1,650	--	--
Office expenses	45,436	2,096	4,087
Repairs and maintenance	234,334	3,174	28,256
Telephone and utilities	158,324	386	24,890
Transfer agent fees	14,754	1,486	436
Travel expenses	87,812	1,630	4,938
Wages and benefits	40,504	--	6,887
Write off notes payable	(21,840)	--	--
Write off loan receivable	109,212	--	--
Loss on divestiture of
assets (Notes 2 & 11)	691,979	--	--
Total administration expenses	2,869,876	45,837	219,655
Profit (Loss) for the period	(2,845,410)	(45,837)	(219,655)
Income taxes	--	--	--
Net Profit (Loss) for the Period	$(2,845,410)	(45,837)	$(219,655)
Net Profit (Loss) Per Common Share
Basic		(0.00)	$(0.01)
Diluted		(0.00)	$(0.01)
Average Number of Common Shares Outstanding
Basic		18,938,250	18,938,250
Diluted		18,938,250	18,938,250
Balance, beginning of period	$--	$(2,799,573)	$(1,185,687)
Net Profit(Loss) for the Period	(2,845,410)	(45,837)	(219,655)
Retained Earnings (Deficit)	$(2,845,410)	$(2,845,410)	$(1,405,342)
See Accompanying Notes and Independent Auditor's Report.

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Stockholders' Equity
For the Period From Date of Inception on August 27, 1998 to March 31, 2003
(Expressed in U.S. Dollars)

									Cumulative
		Price	Number of		Additional		Total	Retained	Currency	Total
		Per	Common	par	Paid-in	Deferred	Capital	Earnings	Translation	Shareholders'
		Share	Shares	Value	Capital	Compensation	Stock	(Deficit)	Adjustment	Equity
Oct. 5, 98	Shares subscribed by
	Director for cash (note 7(b))	$0.05	5,000,000	$5,000	$245,000		$250,000			$250,000
Oct. 5, 98	Shares subscribed by Director
	for finders' fee (note 7(a))	$0.05	2,000,000	2,000	98,000		100,000			100,000
Dec. 7, 98	Share subscribed by
	private placement for cash	$0.05	1,283,000	1,283	62,867		64,150			64,150
	Deferred compensation					(300,000)	(300,000)			(300,000)
	Deferred compensation amortization					15,000	15,000			15,000
	Net loss for the period							(46,783)		(46,783)
	Balance, December 31, 1988		8,283,000	8,283	405,867	(285,000)	129,150	(46,783)		82,367
Feb. 2, 99	Shares subscribed by Director
	for consulting services	$0.05	250,000	250	12,250		12,500			12,500
Feb. 3, 99	Shares subscribed by private
	placement for cash	$0.04	1,500,000	1,500	58,500		60,000			60,000
Jun. 15, 99	Shares subscribed by stock option
	exercised - shares to be issued	$0.04	3,000,000	3,000	117,000	(117,000)	3,000			3,000
	Deferred compensation					(2,500)	(2,500)			(2,500)
Dec 3, 99	Shares subscribed by private
	placement for cash	$0.65	25,250	25	17,226		17,251			17,251
	Deferred compensation amortization					57,332	57,332			57,332
	Net loss for year ended December 31, 1999							(219,684)		(219,684)
	Balance, December 31,1999		13,058,250	13,058	610,843	(347,168)	276,733	(266,467)		10,266
	January 2000 shares for assets of
	Mr. Tube Steak Canada Inc.	$0.75	798,000	798	597,702		598,500			598,500
	Mar 8, 2000 shares issued for consulting fees	$0.50	1,220,000	1,220	608,780		610,000			610,000
	Cancellation of shares issued for
	consulting fees		(400,000)	(400)	(199,600)		(200,000)			(200,000)
Sep 30, 00	Shares subscribed by stock option
	exercised - shares to be issued	$0.06	3,000,000	3,000	177,000	(177,000)	3,000			3,000
	Deferred compensation amortization					75,200	75,200			75,200
	Shares returned to treasury on cancellation of
	deal with Mr. Tube Steak Canada Inc.		(798,000)	(798)	(597,702)		(598,500)			(598,500)
	Cumulative Currency Translation Adjustment								(3,664)	(3,664)
	Net loss for year ended December 31, 2000							(800,485)		(800,485)
	Balance, December 31, 2000		16,878,250	16,878	1,197,023	(448,968)	764,933	(1,066,952)	(3,664)	(305,683)
	Deferred compensation amortization					75,200	75,200			75,200
	August 31, 2001 reduction shares issued - net		(5,700,000)	(5,700)	5,700
	Shares issued for notes payable - Rod Mancini		2,000,000	2,000	77,000		79,000			79,000
	Shares issued for consulting fees CPM
	Group @ $0.10		10,000	10	990		1,000			1,000
	Shares issued for purchase AMT Canada Inc.,
	acquired by wholly owned subsidiary		3,000,000	3,000	597,000		600,000			600,000
	Shares subscribed		1,500,000	1,500	98,500		100,000			100,000
	Shares issued for legal fees Fogler
	Rubinoff LLP		50,000	50	11,450		11,500			11,500
	Shares issued for Steven Duff - travel expenses
	at $0.07 per share		50,000	50	3,450		3,500			3,500
	Net loss for year ended December 31, 2001							(118,735)		(118,735)
	Cumulative currency translation adjustment								(5,638)	(5,638)
	Balance, December 31, 2001		17,788,250	$17,788	$1,991,113	($373,768)	$1,635,133	($1,185,687)	($9,302)	440,144
	Shares issued for debt - Cardinal		800,000	800	59,200		60,000			60,000
	Shares issued for consulting - Getty		1,500,000	1,500	98,500		100,000			100,000
	Shares issued for cash		100,000	100	19,900		20,000			20,000
	Deferred compensation amortization					75,200	75,200			75,200
	Net loss for year ended December 31, 2002							(1,613,886)		(1,613,886)
	Balance, December 31, 2002		20,188,250	20,188	2,168,713	(298,568)	1,890,333	(2,799,573)	(9,302)	(918,542)
	Shares issued for bonus		665,000	665			665			665
	Shares for services		25,000	25			25			25
	Deferred compensation amortization					18,800				18,800
	Net loss for period ended March 31, 2003							(45,837)		(45,837)
	Balance, March 31, 2003		20,878,250	$20,878	$2,168,713	($279,768)	$1,891,023	($2,845,410)	($9,302)	($944,889)
See Accompanying Notes and Independent Auditors' Report

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statement of Cash Flows
(Expressed in U.S. Dollars)

	Cumulative From
	Date of Inception	Three Months
	on August 27,1998	Ended
	to March 31,	March 31,
	2003	2003	2002

Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period	$(2,845,410)	$(45,837)	$(219,655)
Items not requiring use of cash
Shares issued for
- consulting services	101,000	690	50,000
- legal fees	11,500	--	--
- travel	3,500	--	--
Deferred compensation expenses	(279,768)	18,800	18,800
Depreciation	20,589	1,233	3,642
Changes in non-cash working capital items
Accounts payable	413,540	22,408	(29,636)
Management fee payable	62,500	12,500	--
Share subscription receivable			100,000
Cumulative adjustment	(9,302)	--	--
	(2,521,851)	9,794	(76,849)
Investing Activities
Purchase of equipment	(24,662)	--	--
Financing Activities
Capital stock subscribed	2,073,591	--	--
Notes payable	131,672	2,159	2,938
Loan from Energold Minerals Inc.	51,496	--	6,339
Loans from related parties	289,754	5,515	73,963
	2,546,513	7,674	83,240

Increase in Cash During the Period	--	17,468	6,391
Cash (Overdraft), Beginning of the Period	--	(17,468)	(2,857)

Cash, End of Period	$--	$--	$3,534

See Accompanying Notes and Independent Auditor's Report.

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2003
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
March 31, 2003
(Expressed in U.S. Dollars)

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

An analysis of the changes in the cumulative currency translation adjustment account, as disclosed as part of stockholders' equity, is as follows:

	2002	2001
Beginning balance, December 31, 2002 and December 31, 2001	$(9,302)	$(9,302)
Changes during the Period	--	--
Ending balance, March 31, 2003 and 2002	$(9,302)	$(9,302)

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
March 31, 2003
(Expressed in U.S. Dollars)

Note 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

e)       Fixed Assets / Depreciation

The company depreciates its fixed assets at 20% per annum on a straight-line basis.

	March 31,
	2003	2002
Equipment	$24,662	$25,613
Mining & other equipment	--	31,696
	24,662	57,309
Accumulated Depreciation	(20,589)	(18,594)
	$4,073	$38,715

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
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2003
(Expressed in U.S. Dollars)

Note 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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
March 31, 2003
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

Two million shares to be delivered to the Vendor on closing.

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
March 31, 2003
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
March 31, 2003
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

Note 3.       RELATED PARTY TRANSACTIONS:

The loans to related parties are comprised of the following as at March 31, 2003:

Robert J. Kinloch	$43,830
H. Phillip Cash	245,924
$289,754

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2003
(Expressed in U.S. Dollars)

Note 3.       RELATED PARTY TRANSACTIONS (cont'd)

These loans are unsecured, bear no interest and have no specific terms of repayment.

b) On January 8, 2002 and pursuant to the employment agreement disclosed in Note 6, Robert Kinloch, President and Chief Executive Officer of the Company voluntarily reduced his compensation per year due in 2002 from $150,000 to $50,000. Management fees of $62,500 are expensed in these financial statements. This amount is unpaid and is disclosed in current liabilities at March 31, 2003. He was granted qualified stock options to purchase 1,000,000 common shares of the Company's stock at $0.10 per share, on January 8, 2002, representing 120% of the closing stock price on the date of the grant.

Note 4.       INCOME TAXES

The Company has losses that total $2,845,410 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at March 31, 2003 as it is reduced to nil by a valuation allowance, due to uncertainty of application of losses.

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
March 31, 2003
(Expressed in U.S. Dollars)

Note 5.       EMPLOYMENT AGREEMENT (cont'd)

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
-       club membership not to exceed $1,000
-       stock option package to be negotiated during the first year of employment

Note 6.       COMPENSATION/DEFERRED COMPENSATION

Shares have been issued that give rise to compensation expense. This compensation is amortized over a five year period. Details of compensation expense and deferred compensation are as follows:
	Total	Compensation	Deferred Portion 03/31/2003	Expense Period Ended March 31,
				2003	2002
a)	2,000,000 common shares issued as a finder's fee to Robert Kinloch, a director and officer of the Company at a price of $0.05 per share	$100,000	$11,000	$5,000	$5,000
b)	5,000,000 common shares subscribed by James Oste, a director and officer of the Company at a cash price of $0.01 per share for a total of $50,000 giving rise to compensation at $0.04 per share, or $200,000	200,000	22,000	10,000	10,000
c)	250,000 common shares issued for consulting services to David Glass at a price of $0.05 per share	2,500	543	125	125
d)	3,000,000 common shares exercised on stock options	117,000	97,989	1,462	1,462
e)	3,000,000 common shares exercised on stock options at a cash price of $0.001 per share giving rise to compensation of $0.059 per share or $177,000	177,000	148,236	2,213	2,213
		$596,500	$279,768	$18,800	$18,800

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2003
(Expressed in U.S. Dollars)

Note 7.       PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at March 31, 2003 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.

Note 8.       FINANCIAL INSTRUMENTS

The Company's financial instruments consist of current liabilities and long term debt. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values. The Company does not have any off-balance sheet debt.

Note 9.       NOTES PAYABLE

The company has the following unsecured demand promissory notes payable as at March 31, 2003 with interest accrued at 9% per annum. There are no specific terms of repayment for these notes payable.

	Principal	Accrued to March 31, 2003	Balance March 31, 2003
Mallard Construction Terry Yates Myles Haverluk Mark McMunn	$55,276 14,000 14,000 14,000	21,631 4,255 4,255 4,255	76,907 18,255 18,255 18,255
	$97,276	34,396	131,672

Note 10.       STOCK OPTION PLANS

(a)       There is a Non Qualifying Stock Option Agreement outstanding at March 31, 2003 with Richard Woytkiw for 150,000 common shares at a purchase price of $0.81 per share, exercisable on or before November 15, 2002.

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2003
(Expressed in U.S. Dollars)

Note 10.       STOCK OPTION PLANS (cont'd)

(b)       On January 4, 2002, the company adopted a new qualified option plan in order to be in a position to attract top personnel to further its strategic plan. 2,000,000 shares will be set aside under the plan. On January 8, 2002, Robert Kinloch, President and Chief Executive Officer was granted qualified stock options, applicable to this plan, to purchase 1,000,000 at $0.10 per share, representing 120% of the closing stock price at date of grant.

(c)       On September 12, 2002 the Company registered a non-qualifying stock option plan on Form S-8. The plan became effective on the date of filing and covers 3,000,000 common shares. As of the close of the third quarter no grants had been made pursuant to the plan.

(d)       The company has one non-qualified incentive stock option plan which was filed on Form S-8 in September 2002. The plan provides that the Board of Directors is authorized to issue stock options to employees. The exercise price of options is determined by the Board of Directors. The plan contained 3,000,000 shares options for 665,000 shares have been granted. All 665,000 options were exercised.

Note 11.       SUBSEQUENT EVENTS

AMT Canada Inc.

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
March 31, 2003
(Expressed in U.S. Dollars)

Note 11.       SUBSEQUENT EVENTS (cont'd)

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

UCO Energy Corporation

On April 21st Maverick Mineral signed a definitive share purchase agreement to purchase the outstanding equity of UCO Energy Corporation, a Nevada Corporation.

To facilitate to transaction Maverick Minerals will consolidate its share capital at a ratio of one (1) common shares for every five (5) common shares.

Post-consolidation Maverick will issue 37,580,400 shares in consolidation of the transaction. This number will represent 90% of issued and outstanding common stocks of the Company and will vest control of Maverick Minerals in the hands of the shareholders of UCO Energy Corp.

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2003
(Expressed in U.S. Dollars)

Note 11.       SUBSEQUENT EVENTS (cont'd)

As previously disclosed, AMT Canada Inc., a Maverick subsidiary, has been divested of its mining assets in Yukon Canada. Maverick has subsequently disposed of its ownership of Gretna Capital Corporation and consequently those of AMT Canada Inc. as well.

The terms of the agreement between "Maverick" and "UCO" include the provision of a loan of $300,000 to Maverick by a third party to allow Maverick to meet its outstanding debt obligations.

To date $25,000 has been paid. An interim payment is due on a closing in escrow of $100,000, scheduled for May 15.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

Item 3. Controls and Procedures

Quarterly evaluation of our disclosure controls and internal controls

Within the 90 days prior to the date of this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO). Our CEO performs the same functions as a principal executive officer and our CFO performs the same functions as a principal financial officer. Rules adopted by the SEC require that in this section of the quarterly report we present the conclusions of our CEO and our CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO certifications

Appearing immediately following the signatures section of this quarterly report there are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the quarterly report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure controls and internal controls

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the effectiveness of controls

Our management, including our CEO and CFO, confirm that the control systems are at the "reasonable assurance" level, however, management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud as a control system. No matter how well conceived and operated, they cannot provide absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. However, upon discovery that the controls are inadequate, they will be changed.

Scope of the controls evaluation

Our CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by us and the effect of the controls on the information generated for use in this quarterly report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. Our Internal Controls are also evaluated on an ongoing basis by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the quarterly report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, our CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions

Based upon the Controls Evaluation, our CEO and CFO have concluded that, our Disclosure Controls are effective to ensure that material information relating to us and our subsidiary is made known to management, including our CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Dated this 19th day of March, 2003.

MAVERICK MINERALS CORPORATION (formerly known as Pacific Cart Services Ltd.
BY:	/s/ Robert Kinloch
Robert Kinloch, President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer and member of the Board of Directors

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

Dated this 19th day of May, 2003.

/s/ Robert Kinloch Robert Kinloch President, Principal Executive Officer, Secretary/Treasurer Principal Financial Officer, and a member of the Board of Directors

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MAVERICK MINERALS CORPORATION (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Robert Kinloch, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Robert Kinloch Robert Kinloch Chief Executive Officer Chief Financial Officer May 19, 2003