Form 10QSB
period 2003-06-30
MAVERICK MINERALS CORP
filed 2003-08-19
CIK 1074929

==================================================================================

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ending JUNE 30,2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]   No [   ]

The number of common shares without par value outstanding on June 30, 2003 was 41,756,626 shares.

==================================================================================

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

MOEN AND COMPANY
CHARTERED ACCOUNTANTS

Securities Commission Building
PO Box 10129	Telephone:	(604)662-8899
Suite 1400 - 701 West Georgia Street	Fax:	(604)662-8809
Vancouver, British Columbia	Email:	moenandcompany@attcanada.net
Canada V7Y 1C6

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Directors and Shareholders of
Maverick Minerals Corporation. (A Nevada Corporation)
Formerly Pacific Cart Services Ltd.
(An Exploration Stage Company)

We have reviewed the accompanying Consolidated Balance Sheets of Maverick Minerals Corporation (An Exploration Stage Company) (Formerly Pacific Cart Services Ltd.) as of June 30, 2003 and June 30, 2002, and the related Consolidated Statements of Income, Retained Earnings (Deficit), Cash Flows and Stockholders' Equity for the six month periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Maverick Minerals Corporation.

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

Vancouver, British Columbia, Canada	/s/ Moen and Company
August 1, 2003	Chartered Accountants

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Balance Sheets
June 30, 2003
(Expressed in U.S. Dollars)
(With Comparative Figures at June 30, 2002)
(Unaudited)
		2003	2002
Current Assets	ASSETS
Cash		$11,037	$--
Prepaid expense		--	13,278
Accounts receivable (Note 12(a)(b))		198,500	38,667
TOTAL CURRENT ASSETS		209,537	51,945
Advance on reverse takeover (Note 12(a))		751,608	--
Mining & Exploration Properties (Note 2(f)(h))		--	2,889,636
Fixed Assets, at cost (Note 2(e))
Equipment		24,662	27,168
Mining & other equipment		--	28,526
		24,662	55,694
Accumulated depreciation		(21,822)	(21,868)
		2,840	33,826
		$963,985	$2,975,407
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Bank overdraft - represented by cheques unpresented for payment		$--	$19,583
Accounts payable and accrued		40,315	350,936
Loan from Energold Minerals Inc.		--	51,496
Loans from related party (Note 3(a))		--	242,679
Management fees payable (Note 3(b))		53,064	25,000
Notes payable and accrued interest (Note 9 & 12(d))		119,000	125,100
Loan from Pride of Aspen Associates (Note 12(a)(b))		307,500	--
Current portion of agreement payable, due December 31, 2002 (Note 11)		--	675,119
TOTAL CURRENT LIABILITIES		519,879	1,489,913
Long-Term Debt
Long portion of agreement payable - Supreme Court of the Yukon
Territory, Canada- due December 31, 2003 (Note 11)		--	1,591,125
Shareholders' Equity
Capital Stock
Authorized:
100,000,000 common shares at $0.001 par value
Issued and fully paid
41,756,626 common share at par value
(2002 - 20,188,250 common shares)		41,756	20,188
Additional paid-in capital		2,899,443	2,168,713
Deferred compensation (Note 6)		(260,968)	(336,168)
Deficit, accumulated during the exploration stage		(2,226,823)	(1,949,062)
Cumulative currency translation adjustment (Note 2(b))		(9,302)	(9,302)
		444,106	(105,631)
		$963,985	$2,975,407
Approved on Behalf of the Board
/s/ Robert J. Kinloch, Director
See Accompanying Notes and Independent Accountants' Review Report

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statements of Income
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative From
	Date of Inception	Six Months Ended		Three Months Ended
	on August 27,1998	June 30,		June 30,
	to June 30, 2003	2003	2002	2003	2002
Revenue
Interest and other income	$24,466	$--	$9,444	$--	$9,444
General and Administrative Expenses
Accounting and audit fees	47,697	9,448	14,829	9,350	(1,623)
Acquisition administration fees	5,000	--	--	--	--
Amortization of deferred
compensation (Note 6)	335,532	37,600	37,600	18,800	18,800
Automotive expenses	14,671	--	1,680	--	2,001
Consulting services - net	782,268	3,012	312,090	2,322	209,217
Depreciation	28,556	2,466	7,202	1,233	3,560
Interest expense	43,034	4,342	4,083	2,183	2,183
Investor relations	11,491	--	--	--	--
Legal expenses	127,509	579	13,994	(1,006)	7,179
Management fees	159,002	26,667	25,000	14,167	25,000
Merchandise design	1,650	--	--	--	--
Office expenses	47,162	3,822	7,933	1,726	3,846
Repairs and maintenance	234,334	3,174	199,533	--	171,277
Telephone and utilities	158,324	386	111,614	--	86,724
Transfer agent fees	16,607	3,339	3,820	1,853	3,384
Travel expenses	91,618	5,436	7,941	3,806	3,003
Wages and benefits	40,504	--	25,500	--	18,613
Write off notes payable	(21,840)	--	--	--	--
Write off loan receivable	109,212	--	--	--	--
Forgiveness of accrued
interest on notes payable	(14,855)	(14,855)	--	(14,855)	--
Loss (Gain) on divestiture of
assets (Note 11)	33,813	(658,166)	--	(658,166)	--
Total General and
administration expenses	2,251,289	(572,750)	772,819	(618,587)	553,164
Profit (Loss) for the period	(2,226,823)	572,750	(763,375)	618,587	(543,720)
Income Taxes	--	--	--	--	--
Net Profit (Loss) for the Period	$(2,226,823)	$572,750	$(763,375)	$618,587	$(543,720)
Net Profit (Loss) Per Common Share
Basic		$0.03	$(0.23)	$0.02	$(0.16)
Diluted		$0.04	$(0.23)	$0.02	$(0.16)
Weighted Average Number of Common Share Outstanding (Note 2(d))
Basic		16,702,450	3,375,650	29,229,250	3,375,650
Diluted		20,037,450	3,375,650	32,564,250	3,375,650

See Accompanying Notes and Independent Accountants' Review Report

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statements of Retained Earnings (Deficit)
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative From
	Date of Inception	Six Months Ended		Three Months Ended
	on August 27,1998	June 30,		June 30,
	to June 30, 2003	2003	2002	2003	2002
Balance (Deficit),
Beginning of period	$--	$(2,799,573)	$(1,185,687)	$(2,845,410)	$(1,405,342)

Net Profit (Loss) for the Period	(2,226,823)	572,750	(763,375)	618,587	(543,720)

Balance (Deficit),
End of Period	$(2,226,823)	$(2,226,823)	$(1,949,062)	$(2,226,823)	$(1,949,062)

See Accompanying Notes and Independent Accountants' Review Report

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative From
	Date of Inception	Six Months Ended		Three Months Ended
	on August 27,1998	June 30,		June 30,
	to June 30, 2003	2003	2002	2003	2002
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period	$(2,226,823)	$572,750	$(763,375)	$618,587	$(543,720)
Items not required use of cash
Shares issued for
- consulting services	624,190	690	--	--	--
- debt	139,000	--	--	--	--
- acquisition of properties	600,000	--	--	--
- legal fees	11,500	--	--	--	--
- travel	3,500	--	--	--	--
Gain on sale of equipment	--	--	(6,002)		(6,002)
Deferred compensation expense	(260,968)	37,600	37,600	18,800	18,800
Depreciation	21,822	2,466	7,202	1,233	3,560
Changes in non-cash working
capital items
Prepaid expense	--	--	(6,463)	--	43,537
Accounts payable and accrued	40,315	(350,817)	287,418	(373,225)	317,054
Management fees payable	53,064	3,064	25,000	(9,436)	25,000
Accounts receivable	(198,500)	(198,500)	61,333	--	(38,667)
Cumulative currency
translation adjustment	(9,302)	--	--	--	--
	(1,202,202)	67,253	(357,287)	255,959	(180,438)
Investing Activities
Purchase of equipment	(24,662)	--	(1,554)	--	(1,554)
Proceeds of disposal of mining
& other equipment	--	--	8,885	--	8,885
	(24,662)	--	7,331	--	7,331
Financing Activities
Capital stock subscribed	811,401	--	180,000	--	20,000
Notes payable	119,000	(10,513)	(54,879)	(12,672)	2,183
Loan from Energold Minerals Inc.	--	(51,496)	6,339	(51,496)	--
Loan from Pride of Aspen
Associates	307,500	307,500	--	109,000	--
Loans from related parties	--	(284,239)	201,770	(289,754)	127,807
	1,237,901	(38,748)	333,230	(244,922)	149,990
Cash increase (decrease)
During the Period	11,037	28,505	(16,726)	11,037	(23,117)
Cash (Overdraft),
Beginning of Period	--	(17,468)	(2,857)	--	3,534
Cash (Overdraft),
End of Period	$11,037	$11,037	$(19,583)	$11,037	$(19,583)

See Accompanying Notes and Independent Accountants' Review Report

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity
For the Period From Date of Inception on August 27, 1998 to June 30, 2003
(Expressed in U.S. Dollars)
(Unaudited)

								Cumulative
	Price	Number of		Additional		Total	Retained	Currency	Total
	Per	Common	par	Paid-in	Deferred	Capital	Earnings	Translation	Stockholders'
	Share	Shares	Value	Capital	Compensation	Stock	(Deficit)	Adjustment	Equity

Oct. 5, 98	Shares subscribed
by Director for cash	$0.05	5,000,000	$5,000	$245,000		$250,000			$250,000
Oct. 5, 98	Shares subscribed
by Director
for finders' fee	$0.05	2,000,000	2,000	98,000		100,000			100,000
Dec. 7, 98	Share subscribed
by private placement
for cash	$0.05	1,283,000	1,283	62,867		64,150			64,150
Deferred compensation					(300,000)	(300,000)			(300,000)
Deferred compensation amortization					15,000	15,000			15,000
Net loss for the period							(46,783)		(46,783)
Balance, December 31, 1988		8,283,000	8,283	405,867	(285,000)	129,150	(46,783)		82,367
Feb. 2, 99	Shares subscribed
by Director for
consulting services	$0.05	250,000	250	12,250		12,500			12,500
Feb. 3, 99	Shares subscribed
by private placement
for cash	$0.04	1,500,000	1,500	58,500		60,000			60,000
Jun. 15, 99	Shares subscribed
by stock option exercised	$0.04	3,000,000	3,000	117,000	(117,000)	3,000			3,000
Deferred compensation					(2,500)	(2,500)			(2,500)
Dec 3, 99	Shares subscribed
by private placement
for cash	$0.65	25,250	25	17,226		17,251			17,251
Deferred compensation amortization					57,332	57,332			57,332
Net loss for year ended December 31, 1999							(219,684)		(219,684)
Balance, December 31,1999		13,058,250	13,058	610,843	(347,168)	276,733	(266,467)		10,266
January 2000 shares for assets of
assets of Mr. Tube
Steak Canada Inc.	$0.75	798,000	798	597,702		598,500			598,500
Mar 8, 2000 shares issued
for consulting fees	$0.50	1,220,000	1,220	608,780		610,000			610,000
Cancellation of shares issued
for consulting fees	($0.50)	(400,000)	(400)	(199,600)		(200,000)			(200,000)
Sep 30, 00 Shares subscribed by
stock option exercised	$0.06	3,000,000	3,000	177,000	(177,000)	3,000			3,000
Deferred compensation amortization					75,200	75,200			75,200
Shares returned to treasury on
cancellation of deal with
Mr. Tube Steak Canada Inc.	($0.75)	(798,000)	(798)	(597,702)		(598,500)			(598,500)
Cumulative Currency Translation Adjustment								(3,664)	(3,664)
Net loss for year ended December 31, 2000							(800,485)		(800,485)
Balance, December 31, 2000		16,878,250	$16,878	$1,197,023	($448,968)	$764,933	($1,066,952)	($3,664)	($305,683)

Balance carried forward		16,878,250	$16,878	$1,197,023	($448,968)	$764,933	($1,066,952)	($3,664)	($305,683)

See Accompanying Notes and Independent Accountants' Review Report

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity
For the Period From Date of Inception on August 27, 1998 to June 30, 2003
(Expressed in U.S. Dollars)
(Unaudited)

								Cumulative
	Price	Number of		Additional		Total	Retained	Currency	Total
	Per	Common	par	Paid-in	Deferred	Capital	Earnings	Translation	Stockholders'
	Share	Shares	Value	Capital	Compensation	Stock	(Deficit)	Adjustment	Equity

Balance, December 31, 2000
Brought forward		16,878,250	$16,878	$1,197,023	($448,968)	$764,933	($1,066,952)	($3,664)	($305,683)
Deferred compensation amortization					75,200	75,200			75,200
August 31, 2001 reduction
for reorganization
shares issued	($0.001)	(5,700,000)	(5,700)	5,700
Shares issued for notes
payable - Rod Mancini	$0.04	2,000,000	2,000	77,000		79,000			79,000
Shares issued for consulting
fees CPM Group	$0.10	10,000	10	990		1,000			1,000
Shares issued for purchase
AMT Canada Inc., acquired by
by wholloy owned
subsidiary	$0.20	3,000,000	3,000	597,000		600,000			600,000
Shares subscribed	$0.07	1,500,000	1,500	98,500		100,000			100,000
Shares issued for legal fees -
Fogler Rubinoff LLP	$0.23	50,000	50	11,450		11,500			11,500
Shares issued for Steven Duff -
travel expenses
at $0.07 per share	$0.07	50,000	50	3,450		3,500			3,500
Net loss for year ended December 31, 2001							(118,735)		(118,735)
Cumulative currency translation adjustment								(5,638)	(5,638)
Balance, December 31, 2001		17,788,250	17,788	1,991,113	(373,768)	1,635,133	(1,185,687)	(9,302)	440,144
Shares issued for
debt - Cardinal	$0.08	800,000	800	59,200		60,000			60,000
Shares issued for
consulting - Getty	$0.07	1,500,000	1,500	98,500		100,000			100,000
Shares issued for cash	$0.20	100,000	100	19,900		20,000			20,000
Deferred compensation amortization					75,200	75,200			75,200
Net loss for year ended December 31, 2002							(1,613,886)		(1,613,886)
Balance, December 31, 2002		20,188,250	20,188	2,168,713	(298,568)	1,890,333	(2,799,573)	(9,302)	(918,542)
Shares issued for bonus	$0.001	665,000	665			665			665
Shares for services	$0.001	25,000	25			25			25
Deferred compensation amortization					18,800	18,800			37,600
Net loss for three month
period ended March 30, 2003							(45,837)		(45,837)
Balance, March 31, 2003		20,878,250	20,878	2,168,713	(279,768)	1,909,823	(2,845,410)	(9,302)	(926,089)
Reverse split 1 : 5
on May 13, 2003		4,176,126	4,176	2,185,415	(279,768)	1,909,823	(2,845,410)	(9,302)	(944,889)
Shares issued May 14, 2003,
advance for reverse takeover
to be completed
in July 2003	$0.02	37,580,400	37,580	714,028		751,608			751,608
Deferred compensation amortization					18,800	18,800			18,800
Net loss for three month
period ended June 30, 2003							618,587		618,587
Balance, June 30, 2003		41,756,526	$41,756	$2,899,443	($260,968)	$2,680,231	($2,226,823)	($9,302)	$444,106

See Accompanying Notes and Independent Accountants' Review Report

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2003
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

b)     The Company adopted a Directors' Resolution, dated February 15, 2002, to amend the original activities of the company and change its name to Maverick Minerals Corporation.

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

An analysis of the changes in the cumulative currency translation adjustment account, as disclosed as part of stockholders' equity, is as follows:

	2003	2002
Beginning balance, December 31, 2002 and December 31, 2001	$(9,302)	$(9,302)
Changes during the period	--	--
Ending balance, June 30, 2003 and June 30, 2002	$(9,302)	$(9,302)

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2003
(Expressed in U.S. Dollars)
(Unaudited)

Note 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

c)     Basis of Presentation

These financial statements are prepared in accordance with United States of America Generally Accepted Accounting Principles (GAAP).

d)     Net Loss Per Share

Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

Computation of basic and diluted weighted average of shares outstanding for the six months ended June 30, 2003 is as follows:

Basic weighted average shares		16,702,450
Effect of dilutive securities - Stock options (Note 10):
Qualified plan	1,000,000
Non-qualified plan	3,000,000
Options granted and exercised	(665,000)	3,335,000
Dilutive potential common shares		20,037,450

e)     Fixed Assets / Depreciation

The company depreciates its fixed assets at 20% per annum on a straight-line basis.

	June 30,
	2003	2002
Equipment	$24,662	$27,168
Mining & other equipment	--	28,526
	24,662	55,694
Accumulated Depreciation	(21,822)	(21,868)
	$2,840	$33,826

f)     Mining Properties and Exploration Costs

Exploration costs and costs of acquiring mineral properties are charged to operations in the year in which they are incurred, except where these costs relate to specific properties for which economically recoverable resources are estimated to exist, in which case they are capitalized.

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
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2003
(Expressed in U.S. Dollars)
(Unaudited)

Note 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

f)     Mining Properties and Exploration Costs (cont'd)

Site Restoration and Post Closure Costs

Expenditures related to ongoing environmental and reclamation activities are expensed, as incurred, unless previously accrued.

Provisions for future site restoration and reclamation and other post closure costs in respect of operating facilities are charged to operations over the estimated life of the operating facility, commencing when a reasonably definitive estimate of the cost can be made.

g)     Environment Remedial Liability

SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities. The wholly owned subsidiary, Gretna Capital Corporation, has a wholly owned subsidiary, AMT Canada Inc., that had mineral resource properties in the Yukon Territory, Canada, that had no mineral resource operational activity during the period from date of acquisition of the subsidiary, on November 6, 2001, to the date of divestiture on February 14, 2003, and, accordingly, management is not aware of any known environmental remedial liabilities as at June 30, 2003.

h)     Consolidation

The Company has a Canadian wholly-owned subsidiary, Gretna Capital Corporation ("GRETNA"), an Alberta, Canada Corporation, which was activated on November 6, 2001. Accordingly, these financial statements are disclosed on a consolidated basis.

On November 6, 2001, the Gretna Capital Corporation entered into an agreement with the seller, Advanced Mineral Technology Inc. ("Advanced"), a Nevada Corporation, to Purchase 100% of the outstanding common shares of the latter company's wholly-owned subsidiary company, AMT Canada Inc., a Yukon Company that was incorporated on May 17, 2001 under the business corporation Act of Yukon. The purchase was made by Gretna Capital Corporation, on November 15, 2001 and later divested itself of the mineral mine properties on February 14, 2003 due to the inability to raise funding to pay the underlying debt related to the properties.

Note 3.     RELATED PARTY TRANSACTIONS:

(a)     On January 8, 2002 and pursuant to the employment agreement disclosed in Note 6, Robert Kinloch, President and Chief Executive Officer of the Company voluntarily reduced his compensation per year due in 2002 from $150,000 to $50,000. On May 5th, 2003, the Company entered into a new management agreement with its Chief Executive Robert Kinloch in anticipation of new responsibilities relating to the purchase of UCO Energy Corp. The agreement is for a term of one year with a salary of $75,000. Management fees of $26,667 are expensed in these financial statements for the six month period ended June 30, 2003. The total amount of management fees unpaid disclosed in current liabilities as at June 30, 2003 is $53,064.

(b)     Robert Kinloch was granted qualified stock options to purchase 1,000,000 common shares of the Company's stock at $0.10 per share, on January 8, 2002, representing a price per share based upon 120% of the closing stock price on the date of the grant. This exercised price was repriced from $0.10 per share to $0.02 per share. A special grant of 500,000 options was provided to Robert Kinloch in the new agreement. All options raised anti dilutive protection and were exercised in the second quarter.

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2003
(Expressed in U.S. Dollars)
(Unaudited)

Note 4.     INCOME TAXES

The Company has losses that total $2,241,678 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at June 30, 2003 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

Note 5.     EMPLOYMENT AGREEMENT

An Employment Agreement dated March 15, 1999 was entered into by the Company for a five year period from January 1, 1999 to December 31, 2003, as follows:

(a)     Robert Kinloch, to be employed as Executive Vice-President, Chief Operating Officer, and Director of the Company commencing at $22,000 per year and increased by resolution to $150,000 per year effective January 1, 2000. Mr. Kinloch, Chairman, President and Chief Operating Officer. Unpaid compensation as at December 31, 2001 of $267,930 relating to this employment agreement has been cancelled as at December 31, 2001. On January 8, 2002, compensation was reduced to $50,000 per year. On May 5th, 2003, the Company entered into a new management agreement with its Chief Executive Robert Kinloch in anticipation of new responsibilities relating to the purchase of UCO Energy Corp. The agreement is for a term of one year with a salary of $75,000.

(b)     for the above agreement, subsequent year compensation is to be negotiated prior to commencement of a new year. The compensation has remained unchanged for 2001 from the increased amounts as disclosed in (i), above. Additional compensation is as follows:

-     reimbursement of all out-of-pocket expenses payable or incurred by the employee in

-     connection with his duties under the agreement

-     all reasonable traveling expenses incurred by the employee in the course of his duties

-     six weeks paid vacation

- club membership not to exceed $1,000

- stock option package to be negotiated during the first year of employment

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2003
(Expressed in U.S. Dollars)
(Unaudited)

Note 6.     COMPENSATION/DEFERRED COMPENSATION

Shares have been issued that give rise to compensation expense. This compensation is amortized over a five year period. Details of compensation expense and deferred compensation are as follows:

Deferred
Compensation
Expense
Deferred	Quarter Ended
Portion	June 30,

	Total	Compensation	6/30/2003	2003	2002
a)	2,000,000 common shares issued
	as a finder's fee to Robert Kinloch,
	a Director and officer of the Company at a price of
	$0.05 per share	$100,000	$6,000	$5,000	$5,000
b)	5,000,000 common shares subscribe
	by James Oste, a director and officer of
	the Company at a cash price of $0.01
	per share for a total of $50,000 giving
	rise to compensation at $0.04 per
	share, or $200,000	200,000	12,000	10,000	10,000
c)	250,000 common shares issued for
	Consulting services to David Glass
	at a price of $0.05 per share	2,500	418	125	125
d)	3,000,000 common shares exercised
	on stock options	117,000	96,527	1,462	1,462
e)	3,000,000 common shares exercised
	on stock options at a cash price of
	$0.001 per share givig rise to
	Compensation of $0.059 per share
	or $177,000	177,000	146,023	2,213	2,213
		$596,500	$260,968	$18,800	$18,800
Deferred Compensation Expensed to June 30, 2003			$335,532

Note 7.     PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at June 30, 2003 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.

Note 8.     FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, and current liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values. The Company does not have any off-balance sheet debt.

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2003
(Expressed in U.S. Dollars)
(Unaudited)

Note 9.     NOTES PAYABLE AND ACCRUED INTEREST

The company has the following unsecured demand promissory notes payable as at June 30, 2003 with interest accrued at 9% per annum. There are no specific terms of repayment for these notes payable.

					Accured Interest	Principal Amount
		Accrued			to be Repaid	to be Repaid
		Interest	Balance	Forgiveness	(See Subsequent	(See Subsequent
		to June 30,	to June 30,	of Accrued	Events	Events
	Principal	2003	2003	Interest	Notes 12(d))	Notes 12(d))
Mallard Construction	$55,276	$22,851	$78,127	$(1,127)	$21,724	$55,276
Terry Yates	14,000	4,576	18,576	(4,576)	0	14,000
Myles Haverluk	14,000	4,576	18,576	(4,576)	0	14,000
Mark McMunn	14,000	4,576	18,576	(4,576)	0	14,000
	$97,276	$36,579	$133,855	$(14,855)	$21,724	$97,276

Note 10.     STOCK OPTION PLANS

(a)     On January 4. 2002, the company adopted a new qualified option plan in order to be in a position to attract top personnel to further its strategic plan. 2,000,000 shares will be set aside under the plan. On January 8, 2002, Robert Kinloch, President and Chief Executive Officer was granted qualified stock options, applicable to this plan, to purchase 1,000,000 at $0.10 per share, representing 120% of the closing stock price at date of grant. This exercised price was repriced from $0.10 per share to $0.02 per share. A special grant of 500,000 options was provided to Robert Kinloch in the new agreement. All options raised anti dilutive protection and were exercised in the second quarter.

(b)     On September 12, 2002 the Company registered a non-qualifying stock option plan on Form S-8. The plan became effective on the date of filing and covers 3,000,000 common shares. No grants had been made pursuant to this plan. Share options for 665,000 shares have been granted. All 665,000 options were exercised and the shares were issued by way of a bonus in the quarter ended March 31, 2003.

Note 11.     AMT CANADA INC. - Divestiture of Assets

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
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2003
(Expressed in U.S. Dollars)
(Unaudited)

Note 11.     AMT CANADA INC. - Divestiture of Assets (cont'd)

On February 10, 2003, Chief Justice Finch released a decision refusing the motion brought by AMT to stay the order. Accordingly the original order took effect opening the door to divesture and a certificate of non-payment was filed on behalf of the "Secured Interests".

On February 14, 2003, the Supreme Court of the Yukon Territory ordered AMT Canada Inc. to be divested of its mining claims and assets at Elsa, Yukon. The action completes a full divestiture of assets purchased by AMT in September 2001 and comes 45 days after AMT defaulted on the terms of its purchase agreement and resulted in a loss in the final quarter of 2002, and December 31, 2002 of $691,979 on the divestiture of assets.

Since the divestiture of AMT's mine assets in the Yukon, all personnel have been removed from the site.

Note 12.     SUBSEQUENT EVENTS

(a)     UCO Energy Corporation - Acquisition by Maverick Minerals Corporation to be completed in July, 2003, as a reverse takeover

On April 21, 2003, Maverick Mineral signed a definitive share purchase agreement to purchase the outstanding equity of UCO Energy Corporation, a Nevada Corporation.

To facilitate the transaction Maverick Minerals Corporation proposes to consolidate its share capital at a ratio of one new common share for every five old common shares.

Post-consolidation Maverick Minerals Corporation proposes to issue 37,580,400 shares in completion of the transaction. This number would represent 90% of issued and outstanding common shares of Maverick Minerals Corporation and would vest control of Maverick Minerals Corporation in the hands of the shareholders of UCO Energy Corp., as a reverse take-over.

As previously disclosed, AMT Canada Inc., a Maverick Minerals Corporation subsidiary, has been divested of its mining assets in Yukon, Canada. Maverick Minerals Corporation has subsequently disposed of its shares of Gretna Capital Corporation and consequently those of AMT Canada Inc. as well.

The terms of the agreement between "Maverick" and "UCO" include the advancing of a loan of $300,000 to Maverick by a third party to allow Maverick to meet its outstanding debt obligations.

On July 7, 2003, Maverick Minerals closed its previously announced purchase of all outstanding shares of UCO Energy Corporation and will be accounted for as a reverse takeover in the subsequent reporting period.

37,580,400 common shares of Maverick Minerals Corporation are issued at a price of $0.02 per share for a total of $751,608 pursuant to the purchase to be accounted for as a reverse takeover and are held in escrow pending closing have subsequently (after June 30, 2003) been released to the shareholders of UCO Energy Corporation.

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2003
(Expressed in U.S. Dollars)
(Unaudited)

Note 12.     SUBSEQUENT EVENTS (cont'd)

(b)     Loan from Pride of Aspen Associates

On July 7, 2003, Maverick Minerals arranged as loan of $307,500 from Pride of Aspen Associates, as required by the share purchase agreement executed between Maverick Minerals and UCO Energy Corporation; $109,000 had been received by June 30, 2003 of $198,500 is included in these financial statements as a current asset.

(c)     Stock Options - Robert Kinloch

On July 8, 2003, the board resolution authorizes the issuance of two certificates as follows:

(i)	500,000 common shares from the Company's S-8 plan to the president of the company.
(ii)	1,000,000 shares representing the exercise of options granted to the president of the Company in January 2002.

(d)     Notes Payable and Accrued Interest

The balance of $133,855 of Notes payable and accrued interest on June 30, 2003 have been subsequently settled by the Company by paying cash for the total principal amount of $97,276 to the creditors and accrued interest of $21,724 to Mallard Construction. The accrued interest of $14,855 is forgiven in the settlement and accordingly the accrual of $14,855 has been credited in the Statement of Income for the quarter ended June 30, 2003 and eliminated as a liability at June 30, 2003.

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

As of June 30, 2003, the Company owned no properties and accordingly had no exploration plans. The Company needs to raise additional capital, acquire an interest in a mining property and begin exploration. There is no assurance that the Company will ever have the money to do so.

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

Accordingly, at June 30, 2003, the Company, individually and through its subsidiary corporations owns no interests in any mining properties.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits	Item Description
31.1 32.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer Chief Financial Officer).

(b)     Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Dated this 19th day of August, 2003.

MAVERICK MINERALS CORPORATION (formerly known as Pacific Cart Services Ltd.
BY:	/s/ Robert Kinloch
Robert Kinloch, President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer and member of the Board of Directors