Form 10QSB
period 2003-09-30
MAVERICK MINERALS CORP
filed 2003-11-19
CIK 1074929

==================================================================================

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ending SEPTEMBER 30,2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

The number of common shares without par value outstanding on September 30, 2003 was 43,256,526 shares.

==================================================================================

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

MOEN AND COMPANY
CHARTERED ACCOUNTANTS

Securities Commission Building
PO Box 10129	Telephone:	(604) 662-8899
Suite 1400 - 701 West Georgia Street	Fax:	(604) 662-8809
Vancouver, British Columbia	Email:	moenandcompany@attcanada.net
Canada V7Y 1C6

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Directors and Shareholders of
Maverick Minerals Corporation. (A Nevada Corporation)
Formerly Pacific Cart Services Ltd.
(An Exploration Stage Company)

We have reviewed the accompanying Consolidated Balance Sheets of Maverick Minerals Corporation (An Exploration Stage Company) (Formerly Pacific Cart Services Ltd.) as of September 30, 2003 and September 30, 2002, and the related Consolidated Statements of Income, Retained Earnings (Deficit), Cash Flows and Stockholders= Equity for the six month periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Maverick Minerals Corporation.

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

Vancouver, British Columbia, Canada	/s/ Moen and Company
November 18, 2003	Chartered Accountants

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Balance Sheets
September 30, 2003
(Expressed in U.S. Dollars)
(With Comparative Figures at September 30, 2002)
(Unaudited)
			2003	2002
Current Assets	ASSETS
Accounts receivable			$91,040	$18,667
Prepaid expense			41,431	9,657
TOTAL CURRENT ASSETS			132,471	28,324
Mining & Exploration Properties			--	2,889,636
Fixed Assets, at cost (Note 2(e))
Equipment and plant			836,664	55,694
Leasehold improvement			41,930	--
Equipment leases			621,713	--
			1,500,307	55,694
Accumulated depreciation			(206,575)	(23,101)
			1,293,732	32,593
Goodwill			993,805	--
			$2,420,008	$2,950,553
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Bank overdraft - represented by cheques unpresented for payment			$16,082	$19,652
Accounts payable and accrued			303,485	400,188
Loans payable (Note 11)			391,868	51,496
Loans from related party (Note 3(b))			8,268	252,260
Loan from UCO Energy Inc. (Note 3(d))			1,036,758	--
Management fees payable (Note 3(a))			--	37,500
Note payable and accrued interest (Note 9)			140,300	127,307
Current portion of agreement payable			--	675,119
Current portion of lease obligations			147,734	--
TOTAL CURRENT LIABILITIES			2,044,495	1,563,522
Long-Term Debt
Long portion of agreement payable - Supreme Court of the Yukon
Territory, Canada			--	1,591,125
Long portion of lease obligations			473,979	--
			473,979	1,591,125
Shareholders' Equity
Capital Stock
Authorized:	100,000,000 common shares at $0.001 par value
Issued and fully paid
	43,256,526 common share at par value (2002 - 20,188,250 common shares)		43,256	20,188
Additional paid-in capital			2,918,443	2,168,713
Deferred compensation (Note 6)			(242,168)	(317,368)
			2,719,531	1,871,533
Deficit, accumulated during the exploration stage			(2,809,568)	(2,066,325)
Cumulative currency translation adjustment (Note 2(b))			(8,429)	(9,302)
			(98,466)	(204,094)
			$2,420,008	$2,950,553
Approved on Behalf of the Board
/s/ Robert J. Kinloch		, Director
See Accompanying Notes and Independent Accountants' Review Report

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statements of Income
(Expressed in U.S. Dollars)
(Unaudited)
	Cumulative From
	Date of Inception	Nine Months Ended		Three Months Ended
	on August 27,1998	September 30,		September 30,
	to Sept 30, 2003	2003	2002	2003	2002
Revenue
Sales	$345,850	$345,850	$--	$345,850	$--
Interest and other income	24,546	80	9,444	80	--
	370,396	345,930	9,444	345,930	--
Cost of Good Sold
Direct labour	90,800	90,800	--	90,800	--
Freight	99,993	99,993	--	99,993	--
	190,793	190,793	--	190,793	--
Gross Margin	179,603	155,137	9,444	155,137	--
General and Administration Expenses
Accounting and audit fees	48,846	10,597	18,539	1,149	3,710
Acquisition administration fees	5,000	--	--	--	--
Amortization of deferred
compensation (Note 6)	354,332	56,400	56,400	18,800	18,800
Automotive expenses	23,338	8,667	1,680	8,667	--
Consulting services - net	771,485	(7,771)	327,367	(10,783)	15,277
Depreciation	213,309	187,219	8,435	184,753	1,233
Equipment - Fuel	19,304	19,304	--	19,304	--
Equipment - Lease	215,426	215,426	--	215,426	--
Engineering expenses	18,216	18,216		18,216
Insurance	51,202	51,202	--	51,202	--
Interest expense & bank charges	47,269	8,577	6,290	4,235	2,207
Investor relations	11,491	--	--	--	--
Legal expenses	127,776	846	21,055	267	7,061
Management fees	180,515	48,180	37,500	21,513	12,500
Merchandise design	1,650	--	--	--	--
Office expenses	52,157	8,817	15,187	4,996	7,254
Repairs and maintenance	254,041	22,881	222,193	19,707	22,660
Royalties	19,850	19,850	--	19,850	--
Telephone and utilities	194,973	37,035	135,568	36,649	23,954
Transfer agent fees	17,099	3,831	4,620	492	800
Travel expenses	123,670	37,488	9,748	32,052	1,807
Wages and benefits	109,891	69,387	25,500	69,387	--
Write off / (Recovery) notes payable	20,160	42,000	--	42,000	--
Write off loan receivable	109,212	--	--	--	--
Forgiveness of accrued
interest on notes payable	(34,855)	(34,855)	--	(20,000)	--
Loss (Gain) on divestiture of assets	33,814	(658,165)	--	--	--
Total General and
administration expenses	2,989,171	165,132	890,082	737,882	117,263
Profit (Loss) for the period	(2,809,568)	(9,995)	(880,638)	(582,745)	(117,263)
Income taxes	--	--	--	--	--
Net Profit (Loss) for the Period	$(2,809,568)	$(9,995)	$(880,638)	$(582,745)	$(117,263)

Net Profit (Loss) Per Common Share
Basic		$(0.00)	$(0.05)	$(0.01)	$(0.01)
Diluted		$(0.00)	$(0.05)	$(0.01)	$(0.01)
Weighted Average Number of Common
Shares Outstanding (Note 2(d))
Basic		25,553,650	18,935,250	43,256,050	18,938,250
Diluted		28,888,650	18,935,250	46,591,050	18,938,250
See Accompanying Notes and Independent Accountants' Review Report

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statements of Retained Earnings (Deficit)
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative From
	Date of Inception	Nine Months Ended		Three Months Ended
	on August 27,1998	September 30,		September 30,
	to Sept 30, 2003	2003	2002	2003	2002

Balance (Deficit),	$--	$(2,799,573)	$(1,185,687)	$(2,226,823)	$(1,949,062)
Beginning of period

Net Profit(Loss) for the Period	(2,809,568)	(9,995)	(880,638)	(582,745)	(117,263)

Balance (Deficit),
End of Period	$(2,809,568)	$(2,809,568)	$(2,066,325)	$(2,809,568)	$(2,066,325)

See Accompanying Notes and Independent Accountants' Review Report

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
	Cumulative From
	Date of Inception	Nine Months Ended		Three Months Ended
	on August 27,1998	September 30,		September 30,
	to Sept 30, 2003	2003	2002	2003	2002
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period	$(2,809,568)	$(9,995)	$(880,638)	$(582,745)	$(117,263)
Items not required use of cash
Shares issued for
- consulting services	644,690	21,190	--	20,500	--
- debt	139,000	--	--	--	--
- acquisition of properties	600,000	--	--	--
- legal fees	11,500	--	--	--	--
- travel	3,500	--	--	--	--
Gain on sale of equipment	--	--	(6,002)	--	--
Deferred compensation expense	(242,168)	56,400	56,400	18,800	18,800
Depreciation	206,575	187,219	8,435	184,753	1,233
Changes in non-cash working capital items
Prepaid expense	(41,431)	(41,431)	(2,842)	(41,431)	3,621
Accounts payable and accrued	303,485	(87,647)	336,670	263,170	49,252
Management fees payable	--	(50,000)	37,500	(53,064)	12,500
Accounts receivable	(91,040)	(91,040)	81,333	107,460	20,000
Cumulative currency
translation adjustment	(8,429)	873	--	873	--
	(1,283,886)	(14,431)	(369,144)	(81,684)	(11,857)
Investing Activities
Purchase of equipment	(878,594)	(853,932)	(1,554)	(853,932)	--
Proceeds of disposal of mining
& other equipment	--	--	8,885	--	--
Goodwill	(242,197)	(242,197)	--	(242,197)	--
	(1,120,791)	(1,096,129)	7,331	(1,096,129)	--
Financing Activities
Capital stock subscribed	811,401	--	180,000	--	--
Notes payable	140,300	10,787	(52,672)	21,300	2,207
Loans payable	391,868	340,372	6,339	84,368	--
Loan from UCO Energy Inc.	1,036,758	1,036,758	--	1,036,758
Loans from related parties	8,268	(275,971)	211,351	8,268	9,581
	2,388,595	1,111,946	345,018	1,150,694	11,788
Cash increase (decrease)
During the Period	(16,082)	1,386	(16,795)	(27,119)	(69)
Cash (Overdraft),
Beginning of Period	--	(17,468)	(2,857)	11,037	(19,583)
Cash (Overdraft),
End of Period	$(16,082)	$(16,082)	$(19,652)	$(16,082)	$(19,652)

See Accompanying Notes and Independent Accountants' Review Report

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
For the Period From Date of Inception on August 27, 1998 to September 30, 2003
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

See Accompanying Notes and Independent Accountants' Review Report

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd.
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
For the Period From Date of Inception on August 27, 1998 to September 30, 2003
(Expressed in U.S. Dollars)
(Unaudited)
								Cumulative
	Price	Number of		Additional		Total	Retained	Currency	Total
	Per	Common	par	Paid-in	Deferred	Capital	Earnings	Translation	Stockholders'
	Share	Shares	Value	Capital	Compensation	Stock	(Deficit)	Adjustment	Equity
Balance, December 31, 2000
Brought forward		16,878,250	$16,878	$1,197,023	($448,968)	$764,933	($1,066,952)	($3,664)	($305,683)
Deferred compensation amortization					75,200	75,200			75,200
August 31, 2001 reduction
for reorganization
shares issued	($0.001)	(5,700,000)	(5,700)	5,700
Shares issued for notes
payable - Rod Mancini	$0.04	2,000,000	2,000	77,000		79,000			79,000
Shares issued for consulting
fees CPM Group	$0.10	10,000	10	990		1,000			1,000
Shares issued for purchase
AMT Canada Inc., acquired by
by wholloy owned
subsidiary	$0.20	3,000,000	3,000	597,000		600,000			600,000
Shares subscribed	$0.07	1,500,000	1,500	98,500		100,000			100,000
Shares issued for legal fees -
Fogler Rubinoff LLP	$0.23	50,000	50	11,450		11,500			11,500
Shares issued for Steven Duff
travel expenses
at $0.07 per share	$0.07	50,000	50	3,450		3,500			3,500
Net loss for year ended
December 31, 2001							(118,735)		(118,735)
Cumulative currency translation
adjustment								(5,638)	(5,638)
Balance, December 31, 2001		17,788,250	17,788	1,991,113	(373,768)	1,635,133	(1,185,687)	(9,302)	440,144
Shares issued for
debt - Cardinal	$0.08	800,000	800	59,200		60,000			60,000
Shares issued for
consulting - Getty	$0.07	1,500,000	1,500	98,500		100,000			100,000
Shares issued for cash	$0.20	100,000	100	19,900		20,000			20,000
Deferred compensation amortization					75,200	75,200			75,200
Net loss for year ended December 31, 2002							(1,613,886)		(1,613,886)
Balance, December 31, 2002		20,188,250	20,188	2,168,713	(298,568)	1,890,333	(2,799,573)	(9,302)	(918,542)
Shares issued for bonus	$0.001	665,000	665			665			665
Shares for services	$0.001	25,000	25			25			25
Deferred compensation amortization					18,800	18,800			37,600
Net loss for three month
period ended March 30, 2003							(45,837)		(45,837)
Balance, March 31, 2003		20,878,250	20,878	2,168,713	(279,768)	1,909,823	(2,845,410)	(9,302)	(926,089)
Reverse split 1 : 5
on May 13, 2003		4,176,126	4,176	2,185,415	(279,768)	1,909,823	(2,845,410)	(9,302)	(944,889)
Shares issued May 14, 2003,
advance for reverse takeover
to be completed
in July 2003	$0.02	37,580,400	37,580	714,028		751,608			751,608
Shares issued July 8, 2003
management fees		1,500,000	1,500	19,000		20,500			20,500
Deferred compensation amortization					37,600	37,600			37,600
Cumulative currency translation adjustment								873	873
Net loss for three month
period ended September 30, 2003							35,842		35,842
Balance, September 30, 2003		43,256,526	$43,256	$2,918,443	($242,168)	$2,719,531	($2,809,568)	($8,429)	($98,466)
See Accompanying Notes and Independent Accountants' Review Report

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2003
(Express in U.S. Dollars)
(Unaudited)

Note 1. BUSINESS OPERATIONS

(a)       The Company date of incorporation and inception was on August 27, 1998 under the Company Act of the State of Nevada, U.S.A. to pursue opportunities in the business of franchising fast food distributor systems. On May 23, 2001, the Company changed its direction to the energy and mineral resource fields, as an exploration stage company.

(b)       The Company adopted a Directors' Resolution, dated February 15, 2002, to amend the original activities of the company and change its name to Maverick Minerals Corporation.

(c)       The Company is considered to be an exploration stage enterprise, as its principal operations have not yet produced significant revenue.

(d)       UCO ENERGY CORPORATION - Acquisition by Maverick Minerals Corporation

(e)       On April 21, 2003, Maverick Mineral signed a definitive share purchase agreement to purchase the outstanding equity of UCO Energy Corporation, a Nevada Corporation.

To facilitate the transaction Maverick Minerals Corporation consolidated its share capital at a ratio of one new common share for every five old common shares.

Post-consolidation Maverick Minerals Corporation issued 37,580,400 shares in completion of the transaction. This number would represent 90% of issued and outstanding common shares of Maverick Minerals Corporation and would vest control of Maverick Minerals Corporation in the hands of the shareholders of UCO Energy Corp., as a reverse take-over.

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

On July 7, 2003, Maverick Minerals closed its previously announced purchase of all outstanding shares of UCO Energy Corporation and is accounted for as a reverse takeover

37,580,400 common shares of Maverick Minerals Corporation are issued at a price of $0.02 per share for a total of $751,608 pursuant to the purchase to be accounted for as a reverse takeover and were held in escrow pending closing, have been released to the shareholders of UCO Energy Corporation.

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2003
(Express in U.S. Dollars)
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)       Administration Costs

Administration costs are written off to operations when incurred.

(b)       Translation of Foreign Currency

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

An analysis of the changes in the cumulative currency translation adjustment account, as disclosed as part of stockholders' equity, is as follows:

	2003	2002
Beginning balance, December 31, 2002 and December 31, 2001	$(9,302)	$(9,302)
Changes during the period	873	--
Ending balance, September 30, 2003 and September 30, 2002	$(8,429)	$(9,302)

(c)       Basis of Presentation

These financial statements are prepared in accordance with United States of America Generally Accepted Accounting Principles (GAAP).

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2003
(Express in U.S. Dollars)
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(d)       Net Loss Per Share

Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

Computation of basic and diluted weighted average of shares outstanding for the nine months ended September 30, 2003 is as follows:

Basic weighted average shares		25,553,650
Effect of dilutive securities - Stock options (Note 10):
Qualified plan	1,000,000
Non-qualified plan	3,000,000
Options granted and exercised	(665,000)	3,335,000
Dilutive potential common shares		28,888,650
Net Profit (Loss) per share - Basic		$0.00
Net Profit (Loss) per share - Diluted		$0.00

(e)       Fixed Assets / Depreciation

(i)       The company depreciates its fixed assets at 20% per annum on a straight-line basis.

	September 30
	2003	2002
Equipment and plant	$836,664	$27,168
Leasehold improvement	41,930	28,526
Equipment leases	621,713	--
	1,500,307	55,694
Accumulated depreciation	(206,575)	(23,101)
	$1,293,732	$32,593

(ii)       Assets recorded under capital leases and included in property and equipment in the Company's balance sheets consist of the following at September 30, 2003:

Dozer	$421,103
Loader	31,359
Excavator	169,251
621,713
Less: accumulated depreciation	(96,697)
$525,016

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2003
(Express in U.S. Dollars)
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(f)       Mining Properties and Exploration Costs

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

(g)       Environment Remedial Liability

SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities. The wholly owned subsidiary, Gretna Capital Corporation, has a wholly owned subsidiary, AMT Canada Inc., that had mineral resource properties in the Yukon Territory, Canada, that had no mineral resource operational activity during the period from date of acquisition of the subsidiary, on November 6, 2001, to the date of divestiture on February 14, 2003, and, accordingly, management is not aware of any known environmental remedial liabilities as at September 30, 2003.

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2003
(Express in U.S. Dollars)
(Unaudited)

Note 3.       RELATED PARTY TRANSACTIONS

(a)       On January 8, 2002 and pursuant to the employment agreement disclosed in Note 6, Robert Kinloch, President and Chief Executive Officer of the Company voluntarily reduced his compensation per year due in 2002 from $150,000 to $50,000. On May 5th, 2003, the Company entered into a new management agreement with its Chief Executive Robert Kinloch in anticipation of new responsibilities relating to the purchase of UCO Energy Corp. The agreement is for a term of one year with a salary of $75,000. Management fees of $48,180 are expensed in these financial statements for the nine month period ended September 30, 2003. The total amount of management fees unpaid disclosed in current liabilities as at September 30, 2003 is $Nil.

(b)       During the period ended September 30, 2003, $8,268 incurred on behalf of the Company was paid by Robert Kinloch to be reimbursed subsequently by the Company.

(c)       Robert Kinloch was granted qualified stock options to purchase 1,000,000 common shares of the Company's stock at $0.10 per share, on January 8, 2002, representing a price per share based upon 120% of the closing stock price on the date of the grant. This exercised price was repriced from $0.10 per share to $0.02 per share. A special grant of 500,000 options was provided to Robert Kinloch in the new agreement. All options raised anti dilutive protection and were exercised in the second quarter.

(d)       The company has a loan payable from UCO Energy Inc. of $1,036,758. This amount is unsecured, bears no interest, with no specific terms of repayment.

Note 4.       INCOME TAXES

The Company has losses that total $2,809,568 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at September 30, 2003 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

Note 5.       EMPLOYMENT AGREEMENT

An Employment Agreement dated March 15, 1999 was entered into by the Company for a five year period from January 1, 1999 to December 31, 2003. Robert Kinloch, to be employed as Executive Vice-President, Chief Operating Officer, and Director of the Company commencing at $22,000 per year and increased by resolution to $150,000 per year effective January 1, 2000. Mr. Kinloch, Chairman, President and Chief Operating Officer. Unpaid compensation as at December 31, 2001 of $267,930 relating to this employment agreement has been cancelled as at December 31, 2001. On January 8, 2002, compensation was reduced to $50,000 per year. On May 5th, 2003, the Company entered into a new management agreement with its Chief Executive Robert Kinloch in anticipation of new responsibilities relating to the purchase of UCO Energy Corp. The agreement is for a term of one year with a salary of $75,000.

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2003
(Express in U.S. Dollars)
(Unaudited)

Note 6.       COMPENSATION/DEFERRED COMPENSATION

Shares have been issued that give rise to compensation expense. This compensation is amortized over a five year period. Details of compensation expense and deferred compensation are as follows:

			Deferred Potion	Deferred Compensation Expense Quarter Ended September 30,
	Total	Compensation	9/30/2003	2003	2002
a)	2,000,000 common shares issued as a
	finder's fee to Robert Kinloch, a
	director and officer of the Company at
	a price of $0.05 per share	$100,000	$1,000	$15,000	$15,000
b)	5,000,000 common shares subscribe
	by James Oste, a director and officer of
	the Company at a cash price of $0.01
	per share for a total of $50,000 giving
	rise to compensation at $0.04 per
	share, or $200,000	200,000	2,000	30,000	30,000
c)	250,000 common shares issued for
	consulting services to David Glass
	at a price of $0.05 per share	2,500	293	375	375
d)	3,000,000 common shares exercised
	on stock options	117,000	95,065	4,386	4,386
e)	3,000,000 common shares exercised
	on stock options at a cash price of
	$0.001 per share givig rise to
	compensation of $0.059 per share or
	$177,000	177,000	143,810	6,639	6,639
		$596,500	$242,168	$56,400	$56,400
			$354,332

Note 7.       PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at September 30, 2003 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.

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
Formerly Pacific Cart Services Ltd
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2003
(Express in U.S. Dollars)
(Unaudited)

Note 9.       NOTES PAYABLE AND ACCRUED INTEREST

The company has a promissory note payable of $140,300 to Art Brokerage as at September 30, 2003. This amount is unsecured, bears no interest, with no specific terms of repayment.

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

(b)       On September 12, 2002 the Company registered a non-qualifying stock option plan on Form S-8. The plan became effective on the date of filing and covers 3,000,000 common shares. No grants had been made pursuant to this plan. Share options for 665,000 shares have been granted. All 665,000 options were exercised and the shares were issued by way of a bonus in the quarter ended March 31, 2003

Note 11.       LOANS PAYABLE

Maverick Minerals arranged a loan of $311,400 from Pride of Aspen Associates, as required by the share purchase agreement executed between Maverick Minerals and UCO Energy Corporation. The Company also arranged a loan of $80,468 from Denmark Investments. The balance of the loans payable as at September 30, 2003, is as follows:

Loan from Pride of Aspen Associates	$311,400
Loan from Denmark Investments	80,468
$391,868

These amount are unsecured, bears no interest, with no specific terms of repayment.

MAVERICK MINERALS CORPORATION
Formerly Pacific Cart Services Ltd
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2003
(Express in U.S. Dollars)
(Unaudited)

Note 12.       AMT CANADA INC. - Divestiture of Assets

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The Company is a start-up, exploration stage corporation and did not generate revenues from operations until this quarter.

It is unlikely that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has generated limited revenues.

To meet its need for additional cash the Company is attempting to raise money from third parties. At the present time, the Company has not made any arrangements to raise additional cash. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

As of September 30, 2003, the Company owned no properties and accordingly had no exploration plans. The Company needs to raise additional capital, acquire an interest in a mining property and begin exploration. There is no assurance that the Company will ever have the money to do so.

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

Quarter Ending September 30, 2003 compared to Quarter Ending September 30, 2002

During the three months ending September 30, 2003 we generated sales of $345,850 compared with no sales for the three months ending September 30, 2002. Cost of Goods Sold was 190,793 for the three months ending September 30, 2003 compared with zero for the period ending September 30, 2002. Our total general and administrative expenses were $737,882 for the three months ending September 30, 2003 compared to $117,263 for the period ending September 30, 2002. All of the foregoing was a direct result of reclamation and sale of coal.

Nine Months Ending September 30, 2003 compared to Nine Months Ending September 30, 2003

During the nine months ending September 30, 2003 we generated sales of $345,850 compared with no sales for the nine months ending September 30, 2002. Cost of Goods Sold was $190,793 for the three months ending September 30, 2003 compared with zero for the period ending September 30, 2002. Our total general and administrative expenses were $165,132 for the nine months ending September 30, 2003 compared to $890,082 for the period ending September 30, 2002. The $165,132 figure includes a $658,165 gain on the divestiture of assests with no comparable figure for the nine months ended September 30, 2003. All of the foregoing was a direct result of reclamation and sale of coal.

Our assets for the nine months ending September 30, 2003 were $2,889,636 less than during the same period in 2002 as a result of the divestiture Keno Hill property. Our current liabilities increased from $1,563,522 for the nine months ending September 30, 2002 to $2,420,008 for the nine months ending September 30, 2003. This was a direct result of a loan from UC Energy, Inc.

ITEM 3. CONTROLS AND PROCEDURES

At September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's controls subsequent to the date of that evaluation, and no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

During the quarter, 1,000,000 shares of common stock were issued to Rob Kinloch in consideration of services rendered to the Company. The shares were issued pursuant to the exemption from registration contained in Reg. S of the Securities Act of 1933 as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits	Item Description
	31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15 and Rule 15d-15(a), promulgated under the Securities and Exchange Act of 1934, as amended.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Dated this 19th day of November, 2003.

MAVERICK MINERALS CORPORATION (formerly known as Pacific Cart Services Ltd.
BY:	/s/ Robert Kinloch
Robert Kinloch, President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer and member of the Board of Directors