Form 10KSB
period 2003-12-31
MAVERICK MINERALS CORP
filed 2004-05-19
CIK 1074929

==================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended - December 31, 2003
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
YES [ x ] NO [     ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [     ]

=========================================================================

State issuers revenues for its most recent fiscal year - December 31, 2003 - $691,790.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. December 31, 2003 - $63,324.00. There are approximately 5,142,639 shares of common voting stock of the Registrant held by non-affiliates. Based upon the average bid/ask price on March 12, 2003, the aggregate market value of the shares of Common Stock held by non-affiliates $148,120.

Issuers involved in Bankruptcy proceedings during the past 5 years. - Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: March 12, 2003 - 43,256,526 shares of Common Stock.

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

The Company

We were incorporated under the laws of the State of Nevada on August 27, 1998, under the name Pacific Cart Services Ltd. We changed our name to Maverick Minerals Corporation on May 23, 2003 to reflect our acquisition of the Keno Hill Mining Camp on November 6th 2001. We were divested of all of our assets and mining claims from that acquisition on February 14, 2003 by the Supreme Court of the Yukon for due to default on payment under the terms of the agreement of purchase and sale. On February 15th 2003 we began seeking a suitable resource property to acquire. On April 9, 2003 we entered into an agreement of purchase and sale for 100% of the shares of UCO Energy Corp. to enter the coal recovery business. On May 24, 2003 we split our common stock 1 for 5 such that each shareholder would receive 1 new share of our common stock for every in exchange for every 5 shares they held previously. On July 7 2003, we completed our purchase of UCO Energy Corp. and released 37,580,400 shares of common stock out of escrow to complete the purchase. This transaction represented a transfer of 90% of our outstanding equity to the vendors of UCO Energy Corp.

Business Development of Issuer During Last Three Years

On November 6, 2001 the Company's wholly owned subsidiary corporation, Gretna Capital Corporation ( Gretna ), acquired 100% of the outstanding shares of common stock of A.M.T. Canada Inc. (A.M.T) which owned the United Keno Hill Mines property in Elsa, Yukon. The acquisition was made pursuant to an agreement of purchase and sale and the consideration for the purchase was the issuance of 3,000,000 of our common shares. The claims and leases are known collectively as the Elsa Properties.

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

For a period of 16 months we maintained the Elsa Properties and worked toward a development plan for the site.

Divestiture

In January 2003, AMT defaulted under the terms of its purchase agreement and on February 14, 2003, the Supreme Court of the Yukon Territory ordered AMT divested of all of its mining claims and assets referred to above.

On April 9, 2003 the company entered into a share purchase agreement with UCO Energy Corporation ("UCO"), a Nevada company. On July 7, 2003, the transaction closed. The agreement required Maverick to effect a 5 for 1 consolidation, such that each of our shareholders received one share of our common stock after consolidation for every five shares of common stock previously held by the shareholder. The Purchase Price for the purchased shares of UCO was $751,608.00. The Purchase Price was satisfied by issuing 37,580,400 Common Shares issued from the treasury at a deemed price of $0.02 per share and which Maverick shares following issue represented 90% of the total number of issued and outstanding common shares of the Purchaser at closing. The transaction transferred control of Maverick to the vendors of UCO and consequently was a reverse take over. Our registered office in Nevada is located at 1475 Ridgeview Drive, Reno, Nevada and the Company's registered agent at that address is Michael Morrison. Our executive offices are located in Saskatoon, Saskatchewan, Canada.

Our Business

We are engaged in the acquisition resource properties. At this time, the Company, individually or through its subsidiary corporations owns no interests in any mining properties. The Company is presently involved in the surface reclamation only of a closed coal mining operation and this is by way of a lease on the property. No mining or underground exploration or workings are being undertaken.

UCO was formed in April 2003, and its principal asset is a Coal Recovery and Reclamation Agreement (the "Agreement"). The agreement covers an area known as Mine 21 on the site of the Old Ben Mine. The agreement gives UCO the right to recover all of the recoverable surface coal located at Mine 21. The agreement obligated UCO to certain terms and obligations including the construction of a fines plant to recover fines and a gob plant to recover gob within defined time frames.

Location and Access

The Old Ben Mine site (the"Mine") is located approximately 5 miles outside of the town of Sesser, Illinois. The property covered by our recovery agreement is described specifically as "That part of the East Half of Section 5, Township 5 South, Range 2 East, lying west of the railroad spur track in Franklin County, Illinois. The property is accessible by a paved all weather road with year round access to an interstate which connects to all possible markets by road and to rail and marine coal loading facilities in the area.

Property Description

The property was operated as an underground coal operation from 1951-1991 at which time it ceased operation. During that period the operation of the mine required the stockpiling of millions of tons of rejects which consists of an aggregate (coal/rock) that was considered uneconomic at the time. This aggregate is a coarse coal bearing product known as ("Gob") and it contains anywhere from 10%-22% of recoverable coal. In addition to the Gob decades of runoff from the coal piles have resulted in very fine coal being accumulated in settling ponds on the property. This product is also recoverable and is generally known as coal fines ("Fines").

Description of Business

We have completed construction of a plant that processes coal slurry into fines. The plant was operated from July to December 2003 at which time a dredge malfunction ceased operations. The plant processes coal slurry into coal fines. We do not own the property from which the coal is recovered. We have a coal reclamation and recovery agreement for the property on which the coal is recovered from the coal slurry. The plant for taking coal slurry and producing coal fines is a stationary plant approximately 25 feet long, 25 feet high and eight feet deep.

The recovery of fines is a two stage process. The process requires a dredge and a fines plant. The dredge is a leased piece of equipment. The fines plant was built by our company and is owned by our company. A dredge is fitted with pontoons and placed in the settling pond which is effectively a reservoir of coal slurry. The dredge extracts a slurry of coal and water from the reservoir and pumps it to a stationary fines plant on the bank of the pond. The fines plant consists of a conveyer system that receives the slurry and conveys it to a series of dryers. The capacity of the fines plant is rated at 200 tons per hour. Once dried the product is conveyed from the dryers and deposited in a pile on the ground. From the pile on the ground a front end loader is required to load onto trucks for shipping to market. The front end loader is leased by the company. The trucks are commissioned from an independent trucking company. When operating, the fines plant requires 3 employees to maintain the plant and one to operate the dredge. The company has two customers. If either of these customers ceased to purchase coal from us we would have to seek other markets for our coal. The market for our coal product is good and we would expect to be able to replace these customers however no guarantee can be offered that this would be the case and significant disruption would occur to operations if either customer ceased their purchases while we are operating which we are not and have not since December, 2003.

UCO has not yet commenced construction of the gob plant at the site. Recovery of Gob requires the gob be transported by loader or dragging pans from the gob piles to a gob plant. The plant will consist of a conveyer system that transports the aggregate through a process that grinds the rock and then washes coal from the rock with the application of high speed (3,000 gpm ) jets of water. Once separated the coarse coal is dried and conveyed to the ground in piles where it is loaded on trucks for shipment. We will require a significant amount of leased heavy equipment to operate the gob plant. The company does not depend on any patents, trademarks, or for its business. Neither the company nor its subsidiaries is carrying out any research or development work. Recovery operations can occur year- round however precipitation can delay production for short periods of time as can extremely cold weather.

Temporary Caseation of Operations

UCO, our wholly owned subsidiary corporation has failed to make timely lease payments for dredging equipment used to remove slurry for processing. Further, UCO's our dredging equipment was damaged and sank. The dredging equipment has been recovered and repaired, however, the lessor is unwilling at this time to return the equipment until such time as all past due lease payments are made by UCO. Until we can get a dredge to remove slurry, we will not process any slurry and as a result will not generate any revenues. Further, the failure to generate revenues and pay royalties constitutes a breach of the Agreement.

Breach of Coal Recovery and Reclamation Agreement

As a consequence of ceasing operations due to our inability to replace the leased dredge on the site at Mine 21, UCO has been unable to maintain royalty payments equal to $2.00 per ton under the Coal Recovery and Reclamation Agreement. In addition to this royalty default the Agreement obligates UCO to make a minimum advance royalty payment of $3,300 per month when not in production.

UCO has therefore been in default o royalties payable under the production agreement since October 31, 2003 and in default of maintenance royalties since the dredge became incapacitated in December 2003.

On March 5, 2004, UCO received a letter of default from Illinois Resources (IRI) placing UCO on noticee that it had five days under the agreement to remedy the royalty default. Further defaults relating to the time period within which to commence construction of a Gob plant were also noted in the letter. No remedial action was taken by UCO within the defined remedy period.

All of the remedy period available to UCO under the Agreement have now lapsed. UCO management in January, February, March and April of 2004 that it had arranged financing to recommence operations. Maverick has requested a commercially acceptable letter of commitment regarding the proposed financing in order to provide IRI with the requested assurance that UCO has the solvency to remedy and to recommence operations. No such commitment has ever been forwarded and Maverick considers that this financing is not viable and is not aware of any other qualifying financing available to it.

Accordingly, the project at Mine 21 was subject to the remedy available to IRI under the Agreement.

IRI has re-entered the premises and has barred entry to UCO and has further seized all equipment on the site owned by UCO including the fines plant and all other leaseholds and ancillary production equipment and small wares.

On April 28, 2004, Maverick, acting as the sole shareholder of UCO Energy Corp. held the annual meeting of UCO Energy Corp. The Company appointed Moen and Co. as its auditors and elected Robert Kinloch as president and sole director of UCO and Donald Kinloch as secretary of the corporation replacing Jack Urick II as president and director and Max Garrick Jr. as secretary and director of UCO.

Discussion with IRI concerning the status of the Recovery Agreement lead the new management of UCO to believe that IRI considers UCO's involvement at the site to be at an end and that no remedial action on behalf of UCO is requested nor will any attempt to reinstate be considered.

While IRI has expressed a willingness to discuss the purchase of certain assets of UCO in their possession no agreement leading to a settlement can be assured.

Even if a settlement was reached, all defaults and payables would need to be considered and the prospect that UCO could lose its entire investment is now a strong possibility.

Marketing

During early operations prior to shutdown, UCO sold its product exclusively to Southern Illinois Power Corporation, a 6 county electrical utility co-operative located in Lake of Egypt, IL. Near the end of operations some product was being sold to independents. The market for the coal from Mine 21 is very strong. The coal is characterized by a high BTU and low sulfur content which makes it attractive to purchasers. We are in the process of developing a comprehensive marketing plan to be available if and when operations resume. Any production would be sold on the spot market in the interim.

Government and Environmental

Environmental considerations are covered through a permitting process regulated by the state of Illinois' Department of Natural Resources. All obligations for the site are borne by the owner of the property and not the company. These obligations are secured by the owner through the provision of a $5,500,000.00 bond placed by the owner.

Company's Office

The Company's administrative office is located in Ziegler, IL. The Company's headquarters are located at 2501 Lansdowne Avenue, Saskatoon, Saskatchewan, Canada S7J 1H3 and the telephone number is 306-343-5799. This is the home of Robert Kinloch, the Company's president. The facilities there are used rent free.

Employees

The company's only employees are its officers and directors. While in operation, UCO operated two shifts with 7 site employees, and 1 supervisor. In addition UCO maintains a small administrative staff of 2 full time employees. Since the cessation of operations, UCO has maintained its administrative and accounting functions with 1 employee.

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

The Company owns no interests in any mining properties and there is no assurance that it will acquire any interests in mining properties in the future.

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

There were no matters submitted to the shareholders in 2003.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Registrant's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "MAVM." The table shows the high and low bid of Registrant's Common Stock for the last two fiscal years.

Quarter Ended	BID
	High	Low
2003
Fourth Quarter Third Quarter Second Quarter First Quarter	0.40 0.75 1.05 0.16	0.16 0.25 0.01 0.01
2002
Fourth Quarter Third Quarter Second Quarter First Quarter	0.06 0.11 0.04 0.04	0.25 0.26 0.17 0.12

As of December 31, 2003, there were 142 holders of the registrant's common stock. This number does not include those beneficial owners whose securities are held in a street name.

Dividends

The Company has never paid a cash dividend on its common stock and has no present intention to declare or pay cash dividends on the common stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

Stock Options
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercised price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securities holders	None	None	None
Equity compensation plans not approved by securities holders	None	None	1,835,000
Total	None	None	1,835,000

The Company has one non-qualified incentive stock option plan which was filed on Form S-8 in September 2002. The plan provides that the board of directors is authorized to issue stock options to employees. The exercise price of options is determined by the board of directors. The plan contained 3,000,000 shares. Options for 1,165,000 shares have been granted. All 1,165,000 options were exercised.

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

Result of Operations

Year ending December 31, 2003 compared with year ending December 31, 2002

Revenue generated in 2003 equaled $691.790.00 compared to $0.00 in 2002. The company recovered and sold coal in 2003 commencing on July 7 2003. The company had no revenue generating operations in 2002.

Accounting fees increased to 14,592.00 in 2003 from 4.590 in 2002 reflecting the commencement of operations at Mine 21 and consequently more transactions to account for.

Automotive Expenses increased from 1,680 to 15,967 due to requirements for our new subsidiary management to supervise operations.

Depreciation increased from 11.318 to 280,212. The purchase of our wholly owned subsidiary UCO Energy Corp. included depreciable assets leading to increased depreciation.

Fuel expenses increased from 2002-2003 due to the fuel requirements of coal processing equipment and management vehicles. No fuel was required in 2002 and $34,459 was spent on fuel in 2003.

Equipment Lease costs and Insurance reflect the commencement of operations at our mine site in Illinois and consequently increased from $0.00 to $337,566.00 and $0.00 to $117,656.00 from 2002-2003 respectively. Equipment Lease costs are excessive in 2003 relating to operations but reflect lease obligations entered into by UCO Management, which contemplated an earlier start the Gob operations than actually occurred.

Interest Expense and Bank Charges increased from 5,496 to 16,516 reflecting increased debt from our purchase of UCO Energy Corp. Legal, Engineering and consulting increased from 30,196 to 22,878 reflecting increased need for legals and engineering services for Mine 21.

Management fees expensed increased from $50,000 to $66,130 because of the terms of a new management contract signed in 2003 between maverick ;and ;its president.

Repairs and maintenance decreased from $216,913 in 2002 to 97,976 due to higher repairs costs at Maverick's Keno Hill silver mine in Yukon, Canada. The company divested the silver properties in early 2003 and consequently their impact in 2003 was less significant.

Royalties paid in 2002 were $0.00. The $165,992 expenses in 2003 represent advance royalties and royalties under the companies Coal Recovery Agreement which commenced in 2003.

Telephone and utilities were $133,312 in 2002 and $61,002 in 2003. This decrease is attributable to higher utilities at the company's Keno Hill silver property which was not owned for the majority of 2003.

Transfer Agent fees in 2002 were 8,741 in 2003 and 5,040 in 2003.

Increased travel expenses in 2003 were 49,238 compared to 14,714 and reflect an increase in travel by subsidiary management on behalf of coal marketing operations.

Wages increased in 2003 from 86,588 from 25,500 due to direct labor charges from the company's newly acquired coal recovery operations in Illinois.

Goodwill written off in 2003 of $993,805 reflects the seizure of the company's coal assets; see notes to the financial statements. No Good Will was written off in 2002.

Liquidity and Capital Resources

Our total cash on December 31, 2003 was $21,294 compared to $-0- at December 31,2002. Our accountants receivable were $79,079 on December 31, 2003 compared with $-0- on December 312, 2002.

Our current liabilities were $1,578,548 on December 31, 2003 compared with $923,848 on December 31, 2002.

Our deficit accumulated during the exploration stage was $(4,195,903) at December 31, 2003 compared with $(2,799,573) at December 31, 2002.

ITEM 7. FINANCIAL STATEMENTS

The financial statements begin on the following page. See Accompanying Notes and Independent Auditors' Report.

INDEPENDENT AUDITOR'S REPORT	F-1
FINANCIAL STATEMENTS Consolidated Balance Sheets Consolidated Statement of Income Statement of Retained Earnings (Deficit) Consolidated Statements of Cash Flows Statement of Stockholders' Equity	F-2 F-3 F-4 F-5 F-6 - F-7
NOTES TO FINANCIAL STATEMENTS	F-8

MOEN AND COMPANY CHARTERED ACCOUNTANTS
Member:	Securities Commission Building
Canadian Institute of Chartered Accountants	PO Box 10129, Pacific Centre
Institute of Chartered Accountants of British Columbia	Suite 1400 - 701 West Georgia Street
Institute of Management Accountants (USA) (From 1965)	Vancouver, British Columbia
Canada V7Y 1C6
Registered with:
Public Company Accounting Oversight Board (USA) (PCAOB)	Telephone: (604) 662-8899
Canadian Public Accountability Board (CPAB)	Fax: (604) 662-8809
Canada - British Columbia Public Practice Licence	Email: moenca@telus.net

INDEPENDENT AUDITORS' REPORT

To the Directors of
Maverick Minerals Corporation (A Nevada Corporation)
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Maverick Minerals Corporation (A Nevada Corporation) (An Exploration Stage Company) as of December 31, 2003 and December 31, 2002, and the related consolidated statements of income, retained earnings, cash flows and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maverick Minerals Corporation (A Nevada Corporation) (An Exploration Stage Company) as of December 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Vancouver, British Columbia, Canada April 12, 2004	"Moen and Company" Chartered Accountants

"Independent Accountants and Auditors"

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Balance Sheets
December 31, 2003
(Expressed in U.S. Dollars)
(With Comparative Figures at December 31, 2002)

ASSETS
	2003		2002
Current Assets
Cash	$21,294	$
Accounts receivable	79,079		--
Prepaid expense	11,800		--
TOTAL CURRENT ASSETS	112,173		--
Fixed Assets, at cost (Note 2(e))
Equipment and plant	24,662		24,662
Less: Accumulated depreciation	(24,288)		(19,356)
	374		5,306
	$112,547		$5,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank overdraft	$--		$17,468
Accounts payable and accrued	558,367		391,132
Loans payable (Note 11)	391,868		51,496
Loans from related parties	--		284,239
Loan from UCO Energy Inc. (Note 3(c))	460,353		--
Management fees payable (Note 3(a))	26,660		50,000
Note payable and accrued interest (Note 9)	141,300		129,513
TOTAL CURRENT LIABILITIES	1,578,548		923,848
Stockholders' Equity
Capital Stock
Authorized:
100,000,000 common shares at $0.001 par value
Issued and fully paid
43,256,526 common share at par value
(2002 - 20,188,250 common shares)	43,256		20,188
Additional paid-in capital	2,918,443		2,168,713
Deferred compensation (Note 6)	(223,368)		(298,568)
	2,738,331		1,890,333
Deficit, accumulated during the exploration stage	(4,195,903)		(2,799,573)
Cumulative currency translation adjustment (Note 2(b))	(8,429)		(9,302)
	(1,466,001)		(918,542)
	$112,547		$5,306

Going Concern - Note 14
Commitments - Note 3, 5, 9, 11, 16

Approved on Behalf of the Board
"Robert J. Kinloch," Director

See Accompanying Notes and Independent Auditors' Report

MAVERICK MINERALS CORPORATION (A Nevada Corporation) (An Exploration Stage Company) Consolidated Statements of Income (Expressed in U.S. Dollars)
	Cumulative From Date of Inception on August 27,1998 to Dec 31, 2003
		Year Ended December 31,		Three Months Ended December 31,
		2003	2002	2003	2002
Revenue
Sales	$691,790	$691,790	$--	$345,940	$--
Interest and other income	24,546	80	9,444		--
	716,336	691,870	9,444	345,940	--
Cost of Good Sold
Direct labour	185,226	185,226	--	94,426	--
Reclamation fees	21,210	21,210	--	21,210	--
Freight	148,334	148,334	--	48,341	--
	354,770	354,770	--	163,977	--
Gross Margin	361,566	337,100	9,444	181,963	--
General and Administration Expenses
Accounting	28,745	14,592	4,590	1,023	729
Audit fees	41,276	17,180	14,678	20,152	--
Acquisition administration fees	5,000	--	--	--	--
Amortization of deferred
compensation (Note 6)	373,132	75,200	75,200	18,800	18,800
Automotive expenses	30,638	15,967	1,680	7,300	--
Consulting services - net	771,485	(7,771)	326,872	--	(495)
Depreciation	306,302	280,212	11,138	92,993	2,703
Equipment - Fuel	34,459	34,459	--	15,155	--
Equipment - Lease	337,566	337,566	--	122,140	--
Insurance	117,656	117,656	--	66,454	--
Interest expense & bank charges	55,208	16,516	5,496	7,939	2,206
Investor relations	11,491	--	--	--	--
Legal, engineering & consulting	157,120	30,190	22,878	11,128	1,823
Management fees	198,465	66,130	50,000	17,950	12,500
Merchandise design	1,650	--	--	--	--
Office expenses	54,940	11,600	20,179	2,783	4,992
Repairs and maintenance	329,136	97,976	216,913	75,095	(5,280)
Royalties	165,992	165,992	--	146,142	--
Telephone and utilities	218,940	61,002	133,312	23,967	(2,256)
Transfer agent fees	18,308	5,040	8,741	1,209	1,121
Travel expenses	135,420	49,238	14,174	11,750	4,426
Wages and benefits	127,092	86,588	25,500	17,201	--
Write off notes payable - net	20,160	42,000	--	--	--
Write off loan receivable	109,212	--	--	--	--
Forgiveness of accrued
interest on notes payable	(34,855)	(34,855)	--	--	--
Goodwill written off	993,805	993,805	--	993,805	--
Gain on fixed assets and lease
obligations written off	(84,688)	(84,688)	--	(84,688)	--
Loss (Gain) on divestiture of assets	33,814	(658,165)	691,979	--	691,979
Total General and administration expenses	4,557,469	1,733,430	1,623,330	1,568,298	733,248
Profit (Loss) for the period	(4,195,903)	(1,396,330)	(1,613,886)	(1,386,335)	(733,248)
Income taxes	--	--	--	--	--
Net Profit (Loss) for the Period	$(4,195,903)	$(1,396,330)	$(1,613,886)	$(1,386,335)	$(733,248)
Net Profit (Loss) Per Common Share
Basic		$(0.05)	$(0.05)	$(0.05)	$(0.01)
Diluted		$(0.05)	$(0.05)	$(0.05)	$(0.01)
Weighted Average Number of Common Shares Outstanding (Note 2(d))
Basic		25,553,650	18,935,250	25,553,650	18,938,250
Diluted		28,888,650	18,935,250	28,888,650	18,938,250

See Accompanying Notes and Independent Auditors' Report F-3

MAVERICK MINERALS CORPORATION (A Nevada Corporation) (An Exploration Stage Company) Consolidated Statements of Retained Earnings (Deficit) (Expressed in U.S. Dollars)

	Cumulative From Date of Inception on August 27, 1998 to Dec 31, 2003
		Year Ended December 31,		Three Months Ended December 31,
		2003	2002	2003	2002

Balance (Deficit),
Beginning of period	$--	$(2,799,573)	$(1,185,687)	$(2,809,568)	$(2,066,325)

Net Profit (Loss) for the Period	(4,195,903)	(1,396,330)	(1,613,886)	(1,386,335)	(733,248)

Balance (Deficit),
End of Period	$(4,195,903)	$(4,195,903)	$(2,799,573)	$(4,195,903)	$(2,799,573)

See Accompanying Notes and Independent Auditor's Report

MAVERICK MINERALS CORPORATION (A Nevada Corporation) (An Exploration Stage Company) Consolidated Statements of Cash Flows (Expressed in U.S. Dollars)

		Cumulative From Date of Inception on August 27,1998 to Dec 31, 2003
			Year Ended December 31,		Three Months Ended December 31,
			2003	2002	2003	2002

Net Profit (Loss) for the period		$(4,195,903)	$(1,396,330)	$(1,613,886)	$(1,386,335)	$(733,248)
Items not requiring use of cash
Shares issued for
-	consulting services	644,690	21,190	160,000	--	--
-	debt	139,000	--	--	--	--
-	acquisition of properties	600,000	--	--	--
-	legal fees	11,500	--	--	--	--
-	travel	3,500	--	--	--	--
Gain on sale of equipment		--	--	(6,002)	--	--
Loss on divestiture of assets		33,814	(658,165)	691,979	--	691,979
Gain on fixed assets and lease
	obligations written off		(84,688)	--	(84,688)	--
Goodwill written off		993,805	993,805	--	993,805	--
Deferred compensation expense		(223,368)	75,200	75,200	18,800	18,800
Depreciation		24,288	280,212	11,138	92,993	2,703
Changes in non-cash working capital items
Prepaid expense		(11,800)	(11,800)	6,815	29,631	9,657
Accounts payable and accrued		558,367	527,888	327,614	254,882	(9,056)
Management fees payable		26,660	(23,340)	50,000	26,660	12,500
Accounts receivable		(79,079)	(79,079)	55,997	11,961	(25,336)
Cumulative currency translation adjustment		(8,429)	873	--	--	--
		(1,482,955)	(354,234)	(241,145)	(42,291)	(32,001)
Investing Activities
Purchase of equipment		(24,662)	(1,552,046)	(1,554)	(698,114)	--
Proceeds of disposal of mining
& other equipment		--	1,361,454	8,885	1,361,454	--
Goodwill		(242,197)	(242,197)
		(266,859)	(432,789)	7,331	663,340	--
Financing Activities
Capital stock subscribed		811,401	--	20,000	--	--
Notes payable		141,300	11,787	(50,466)	1,000	2,206
Loans payable		391,868	340,372	6,339	--	--
Loan from UCO Energy Inc.		460,353	460,353	--	(576,405)	--
Due to Energold		(33,814)	51,495	--	--	--
Loans from related parties		--	(38,222)	243,330	(8,268)	31,979
		1,771,108	825,785	219,203	(583,673)	34,185

Cash increase (decrease) During the Period		21,294	38,762	(14,611)	37,376	2,184

Cash (Overdraft), Beginning of Period		--	(17,468)	(2,857)	(16,082)	(19,652)

Cash (Overdraft), End of Period		$21,294	$21,294	$(17,468)	$21,294	$(17,468)
	Supplementary Disclosure (Note 17)

See Accompanying Notes and Independent Auditors' Report

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
For the Period From Date of Inception on August 27, 1998 to December 31, 2003
(Expressed in U.S. Dollars)

		Price	Number of		Additional		Total	Retained	Currency	Total
		Per	Common	par	Paid-in	Deferred	Capital	Earnings	Translation	Stockholders'
		Share	Shares	Value	Capital	Compensation	Stock	(Deficit)	Adjustment	Equity

Oct. 5, 98	Shares subscribed by Director for cash	$0.05	5,000,000	$5,000	$245,000		$250,000			$250,000
Oct. 5, 98	Shares subscribed by Director for
	finder's fee	$0.05	2,000,000	2,000	98,000		100,000			100,000
Dec. 7, 98	Share subscribed by private placement
	for cash	$0.05	1,283,000	1,283	62,867		64,150			64,150
Deferred compensation						(300,000)	(300,000)			(300,000)
Deferred compensation amortization						15,000	15,000			15,000
Net loss for the period								(46,783)		(46,783)
Balance, December 31, 1988			8,283,000	8,283	405,867	(285,000)	129,150	(46,783)		82,367
Feb. 2, 99	Shares subscribed by Director for						0			0
	consulting services	$0.05	250,000	250	12,250		12,500			12,500
Feb. 3, 99	Shares subscribed by private placement						0			0
	for cash	$0.04	1,500,000	1,500	58,500		60,000			60,000
Jun. 15, 99	Shares subscribed by stock option exercised	$0.04	3,000,000	3,000	117,000	(117,000)	3,000			3,000
Deferred compensation						(2,500)	(2,500)			(2,500)
Dec 3, 99	Shares subscribed by private placement
	for cash	$0.65	25,250	25	17,226		17,251			17,251
Deferred compensation amortization						57,332	57,332			57,332
Net loss for year ended December 31, 1999								(219,684)		(219,684)
Balanc, December 31,1999			13,058,250	13,058	610,843	(347,168)	276,733	(266,467)		10,266
January 2000 shares for assets of assets of Mr. Tube Steak Canada Inc.							0
		$0.75	798,000	798	597,702		598,500			598,500
Mar 8, 2000 shares issued for consulting fees		$0.50	1,220,000	1,220	608,780		610,000			610,000
Cancellation of shares issued for consulting fees		($0.50)	(400,000)	(400)	(199,600)		(200,000)			(200,000)
Sep 30,	00 Shares subscribed by stock						0
	option exercised	$0.06	3,000,000	3,000	177,000	(177,000)	3,000			3,000
Deferred compensation amortization						75,200	75,200			75,200
Shares returned to treasury on cancellation of deal with
Mr. Tube Steak Canada Inc.		($0.75)	(798,000)	(798)	(597,702)		(598,500)			(598,500)
Cumulative Currency Translation Adjustment									(3,664)	(3,664)
Net loss for year ended December 31, 2000							0	(800,485)		(800,485)
Balance, December 31, 2000,
and balance carried forward			16,878,250	$16,878	$1,197,023	($448,968)	$764,933	($1,066,952)	($3,664)	($305,683)

See Accompanying Notes and Independent Auditors' Report

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
For the Period From Date of Inception on August 27, 1998 to December 31, 2003
(Expressed in U.S. Dollars)

								Cumulative
	Price	Number of		Additional		Total	Retained	Currency	Total
	Per	Common	par	Paid-in	Deferred	Capital	Earnings	Translation	Stockholders'
	Share	Shares	Value	Capital	Compensation	Stock	(Deficit)	Adjustment	Equity

Balance, December 31, 2000,		16,878,250	16,878	1,197,023	(448,968)	764,933	(1,066,952)	(3,664)	(305,683)
Brought forward
Deferred compensation amortization					75,200	75,200			75,200
August 31, 2001 reduction
for reorganization
shares issued	($0.001)	(5,700,000)	(5,700)	5,700
Shares issued for notes
payable - Rod Mancini	$0.04	2,000,000	2,000	77,000		79,000			79,000
Shares issued for consulting
fees CPM Group	$0.10	10,000	10	990		1,000			1,000
Shares issued for purchase
AMT Canada Inc., acquired by
by wholloy owned
subsidiary	$0.20	3,000,000	3,000	597,000		600,000			600,000
Shares subscribed	$0.07	1,500,000	1,500	98,500		100,000			100,000
Shares issued for legal fees -
Fogler Rubinoff LLP	$0.23	50,000	50	11,450		11,500			11,500
Shares issued for Steven Duff -
travel expenses
at $0.07 per share	$0.07	50,000	50	3,450		3,500			3,500
Net loss for year ended December 31, 2001							(118,735)		(118,735)
Cumulative currency translation
adjustment								(5,638)	(5,638)
Balance, December 31, 2001		17,788,250	17,788	1,991,113	(373,768)	1,635,133	(1,185,687)	(9,302)	440,144
Shares issued for
debt - Cardinal	$0.08	800,000	800	59,200		60,000			60,000
Shares issued for
consulting - Getty	$0.07	1,500,000	1,500	98,500		100,000			100,000
Shares issued for cash	$0.20	100,000	100	19,900		20,000			20,000
Deferred compensation amortization					75,200	75,200			75,200
Net loss for year ended
December 31, 2002							(1,613,886)		(1,613,886)
Balance, December 31, 2002		20,188,250	20,188	2,168,713	(298,568)	1,890,333	(2,799,573)	(9,302)	(918,542)
Shares issued for bonus	$0.001	665,000	665			665			665
Shares for services	$0.001	25,000	25			25			25
Deferred compensation amortization					18,800	18,800			37,600
Net loss for three month
period ended March 30, 2003							(45,837)		(45,837)
Balance, March 31, 2003		20,878,250	20,878	2,168,713	(279,768)	1,909,823	(2,845,410)	(9,302)	(926,089)
Reverse split 1 : 5
on May 13, 2003		4,176,126	4,176	2,185,415	(279,768)	1,909,823	(2,845,410)	(9,302)	(944,889)
Shares issued May 14, 2003,
advance for reverse takeover
to be completed
in July 2003	$0.02	37,580,400	37,580	714,028		751,608			751,608
Shares issued July 8, 2003
management fees	$0.01	1,500,000	1,500	19,000		20,500			20,500
Deferred compensation amortization					56,400	56,400			56,400
Cumulative currency translation adjustment								873	873
Net loss for year
ended December 31, 2003							(1,350,493)		(1,350,493)
Balance, December 31, 2003		43,256,526	$43,256	$2,918,443	($223,368)	$2,738,331	($4,195,903)	($8,429)	($1,466,001)

See Accompanying Notes and Independent Auditors' Report

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Company)
Notes to Consolidated Financial Statements
December 31, 2003
(Expressed in U.S. Dollars)

Note 1.       BUSINESS OPERATIONS AND CONTINUANCE OF OPERATIONS (See Going Concern Note 14)

(a)

The Company date of incorporation and inception was on August 27, 1998 under the Company Act of the State of Nevada, U.S.A. to pursue opportunities in the business of franchising fast food distributor systems. On May 23, 2001, the Company changed its direction to the energy and mineral resource fields, as an exploration stage company.

(b)	The Company adopted a Directors' Resolution, dated February 15, 2002, to amend the original activities of the company and to change its name to Maverick Minerals Corporation.
(c)	The Company is considered to be an exploration stage enterprise, as its principal operations have not yet produced significant revenue.
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
On July 7, 2003, Maverick Minerals closed its previously announced purchase of all outstanding shares of UCO Energy Corporation and is accounted for as a reverse takeover

37,580,400 common shares of Maverick Minerals Corporation that were issued at a price of $0.02 per share for a total of $751,608 pursuant to the purchase to be accounted for as a reverse takeover and were held in escrow pending closing, have been released to the shareholders of UCO Energy Corporation.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Company)
Notes to Consolidated Financal Statements
December 31, 2003
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
An analysis of the changes in the cumulative currency translation adjustment account, as disclosed as part of stockholders' equity, is as follows:
	2003	2002
Beginning balance, December 31, 2002 and December 31, 2001	$(9,302)	$(9,302)
Changes during the period	873	-
Ending balance, December 31, 2003 and December 31, 2002	$(8,429)	$(9,302)
(c)	Basis of Presentation
These financial statements are prepared in accordance with United States of America Generally Accepted Accounting Principles (GAAP).

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Company)
Notes to Consolidated Financial Statements
December 31, 2003
(Expressed in U.S. Dollars)

Note 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(d)	Net Loss Per Share
Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.
Computation of basic and diluted weighted average of shares outstanding for the year ended December 31, 2003 is as follows:

	Year ended December 31,
	2003	2002
Basic weighted average shares	25,553,650	18,935,250
Effect of dilutive securities - Stock option (Note 10):
Qualified plan	1,000,000	--
Non-qualified plan	3,000,000	--
Options granted and exercised	(665,000)	--
Dilutive potential common shares	3,335,000	--
	28,888,650	18,935,250
Net Profit (Loss) per share - Basic	($0.05)	($0.01)
Net Profit (Loss) per share - Diluted	($0.05)	($0.01)
(e)	Fixed Assets / Depreciation
	(i)	The company depreciates its fixed assets at 20% per annum on a straight-line basis.
	December 31
	2003	2002
Equipment and plant	$24,662	$24,662
Accumulated depreciation	(24,288)	(19,356)
	$374	5,306
(ii)

Fixed assets that were recorded previously under UCO Energy Corporation were removed from these financial statements as at December 31, 2003 because these fixed assets were subsequently seized by a third party due to a default of an Agreement (See Subsequent Events Note 16) This seizure action could cause lease terminations, noncancelable lease costs and disposal of or removal of these fixed assets from operations.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Company)
Notes to Consolidated Financial Statements
December 31, 2003
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

SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities. The wholly owned subsidiary, Gretna Capital Corporation, has a wholly owned subsidiary, AMT Canada Inc., that had mineral resource properties in the Yukon Territory, Canada, that had no mineral resource operational activity during the period from date of acquisition of the subsidiary, on November 6, 2001, to the date of divestiture on February 14, 2003, and, accordingly, management is not aware of any known environmental remedial liabilities as at December 31, 2003.

(h)	Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements under the intrinsic value recognition and measurement principles of Accounting Principles Board ("APB") Opinion NO. 25, "Accounting for Stock Issued to Employees," and the FASB Interpretation No.44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)." Since the exercise price for all options granted under those plans was equal to the market value of the underlying common stock on the date of grant, no compensation cost is recognized in the accompanying consolidated statement of operations.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Company)
Notes to Consolidated Financial Statements
December 31, 2003
(Expressed in U.S. Dollars)

Note 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(i)	Segment Reporting

SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for a public company to report financial and descriptive information about its reportable operating segments in annual and interim financial reports. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single operating segment provided aggregation is consistent with objective an basic principles of SFAS No.131, if the segments have similar economic characteristics, and the segments are considered similar under criteria provided by SFAS No.131. SFAS No.131 also establishes standards and related disclosures about the way the operating segments were determined, products and services, geographic areas and major customers, differences between the measurements used in reporting segment information and those used in the Company's general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

(j)	Goodwill

Under the provisions of SFAS No. 142, the Company performs the review for impairment at the reporting unit level, which the Company has determined to write off the goodwill. Impairment testing of goodwill consists of a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Additional impairment tests are performed between the annual reviews if events or changes in circumstances make it more likely than not that the fair value of a reporting unit is below its carrying amount.

(k)	Long-Lived Asset Impairments, Assets Held for Sale and Discontinued Operations

The Company evaluates whether long-lived assets, excluding goodwill, have been impaired when circumstances indicate the carrying value of those asset may not be recoverable. For such long-lived assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the long-lived asset is not recoverable based on these estimated future cash flows, the impairment loss is measured as the excess of the asset's carrying value over its fair value, such that the asset's carrying value is adjusted to its estimated fair value.

Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one source. Sources to determine fair value include, but are not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as changes in commodity prices or the condition of an asset, or a change in management's intent to utilize the asset would generally require management to re-assess the cash flows related to the long-lived assets.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Company)
Notes to Consolidated Financial Statements
December 31, 2003
(Expressed in U.S. Dollars)

Note 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

The Company uses the criteria in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", to determine when an asset is classified as held for sale. Upon classification as held for sale, the long-lived asset is measured at the lower of its carrying amount or fair value less cost to sell, depreciation is ceased and the asset is separately presented on the consolidated balance sheet.

If an asset held for sale or sold has clearly distinguishable operations and cash flows, and the Company will not have significant continuing involvement in the operations after the disposal and cash flows of the assets sold have been eliminated from the Company's ongoing operations, then the related results of operations for the current and prior periods, including any related impairments, are reflected as Discontinued Operations in the consolidated statements of income. If an asset held for sale does not have clearly distinguishable operations and cash flows, impairments and gains or losses on sales are recorded as (losses) gains on sales of other assets, net in the consolidated statements of operations. Impairments for all other long-lived assets, other than goodwill, are recorded as impairment and other related charges in the consolidated statements of income.

(l)	Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146 which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance. The Company has adopted the provisions of SFAS No.146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized on the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No.146 will affect the timing of recognizing future restructuring costs as well as the amounts recognized as liabilities.

In November, 2002, the EITF reached a consensus on Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). This issue addresses certain aspects of accounting for arrangement whereby a vendor performs multiple revenue-generating activities. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the related revenue should be measured and allocated to the separate units of accounting. This issue is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. However, the Company plans on adopting EITF 00-21 on May 1, 2003. There is no effect on the Company of EITF 00-21 on the Company's results of operations, financial position or liquidity as the Company currently has no multiple deliverable revenue arrangements.

In May 2003, the EITF reached consensus in EITF issued No. 01-08 to clarify the requirements of identifying whether an arrangement should be accounted for as a lease at its inception. The guidance in the consensus is designed to broaden the scope of arrangements accounted for as leases. EITF Issue No. 01-08 requires both parties to an arrangement to determine "Accounting for Leases."

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Company)
Notes to Consolidated Financial Statements
December 31, 2003
(Expressed in U.S. Dollars)

Note 3.       RELATED PARTY TRANSACTIONS

(a)

On January 8, 2002 and pursuant to the employment agreement disclosed in Note 6, Robert Kinloch, President and Chief Executive Officer of the Company voluntarily reduced his compensation per year due in 2002 from $150,000 to $50,000. On May 5, 2003, the Company entered into a new management agreement with its Chief Executive, Robert Kinloch, in anticipation of new responsibilities relating to the purchase of UCO Energy Corp. The agreement is for a term of one year with a salary of $75,000. Management fees of $66,130 are expensed in these financial statements for the year ended December 31, 2003. The total amount of management fees unpaid disclosed in current liabilities as at December 31, 2003 is $26,660.

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

(c)	The company has a loan payable to UCO Energy Inc. of $460,353. This amount is unsecured, bears no interest, with no specific terms of repayment.

Note 4.       INCOME TAXES

The Company has losses that total $4,195,903 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at December 31, 2003 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

Note 5.       EMPLOYMENT AGREEMENT

On May 5, 2003, the Company entered into a new management agreement with its Chief Executive Robert Kinloch in anticipation of new responsibilities relating to the purchase of UCO Energy Corp. The agreement is for a term of one year with a salary of $75,000.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Company)
Notes to Consolidated Financial Statements
December 31, 2003
(Expressed in U.S. Dollars)

Note 6.       COMPENSATION/DEFERRED COMPENSATION

Shares have been issued that give rise to compensation expense. This compensation is amortized over a five year period. Details of compensation expense and deferred compensation are as follows:

Total		Compensation	Deferred Portion 12/31/2003	Deferred Compensation Expense Quarter Ended December 31,
				2003	2002
a)	2,000,000 common shares issued as a finder's fee to Robert Kinloch, a director and officer of the Company at a price of $0.05 per share	$100,000	$-	$16,000	$20,000
b)	5,000,000 common shares subscribe by James Oste, a director and officer of the Company at a cash price of $0.01 per share for a total of $50,000 giving rise to compensation at $0.04 per share, or $200,000	200,000	--	32,000	40,000
c)	250,000 common shares issued for consulting services to David Glass at a price of $0.05 per share	2,500	168	500	500
d)	3,000,000 common shares exercised on stock options	117,000	81,601	17,850	5,850
e)	3,000,000 common shares exercised on stock options at a cash price of $0.001 per share giving rise to compensation of $0.059 per share of $177,000	177,000	141,599	8,850	8,850
		$596,500	$223,368	$75,200	$75,200
Deferred Compensation Expensed to December 31, 2003			$373,132
			$596,500

Note 7.       PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at December 31, 2003 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Company)
Notes to Consolidated Financial Statements
December 31, 2003
(Expressed in U.S. Dollars)

Note 8.       FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts receivable, and current liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values. The Company does not have any off-balance sheet debt.

Note 9.       NOTE PAYABLE AND ACCRUED INTEREST

The company has a promissory note payable of $141,300 to Art Brokerage as at December 31, 2003. This amount is unsecured, bears no interest, with no specific terms of repayment, and disclosed as a current liability.

Note 10.       STOCK OPTION PLANS

(a)

On January 4. 2002, the company adopted a new qualified option plan in order to be in a position to attract top personnel to further its strategic plan. 2,000,000 common shares will be set aside under the plan. On January 8, 2002, Robert Kinloch, President and Chief Executive Officer was granted qualified stock options, applicable to this plan, to purchase 1,000,000 at $0.10 per share, representing 120% of the closing stock price at date of grant. This exercised price was repriced from $0.10 per share to $0.02 per share. A special grant of 500,000 options was provided to Robert Kinloch in the new agreement. All options raised anti dilutive protection and were exercised in the second quarter.

(b)

On September 12, 2002 the Company registered a non-qualifying stock option plan on Form S-8. The plan became effective on the date of filing and covers 3,000,000 common shares. Share options for 665,000 shares have been granted. All 665,000 options were exercised and the shares were issued by way of a bonus in the quarter ended March 31, 2003

Note 11.       LOANS PAYABLE

Maverick Minerals arranged a loan of $311,400 from Pride of Aspen Associates LLC, as required by the share purchase agreement executed between Maverick Minerals and UCO Energy Corporation. The Company also arranged a loan of $80,468 from Denmark Investments Inc. The balances of the loans payable as at December 31, 2003, are as follows:

Loan from Pride of Aspen Associates LLC	$311,400
Loan from Denmark Investments Inc.	80,468
$391,868

These amount are unsecured, bears no interest, with no specific terms of repayment and are disclosed as current liabilities.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Company)
Notes to Consolidated Financial Statements
December 31, 2003
(Expressed in U.S. Dollars)

Note 12.       Goodwill

The Company evaluates the impairment of goodwill under the guidance of SFAS No. 142. As a result of the annual impairment tests required by SFAS No. 142, the Company recorded a $993,805 goodwill impairment charge in the third quarter 2003 to write off all goodwill, most of which related to the acquisition of UCO Energy Corporation. The Company used a discounted cash flow analysis to determine fair value. This charge is recorded as Goodwill written off for year ended December 31, 2003.

Changes in the Carrying Amount of Goodwill for the year ended December 31, 2003, are as follows:

Balance as of January 1, 2003	$0
Goodwill acquired during the year	993,805
Goodwill written off during the year	(993,805)
Balance as of December 31, 2003	$0

Note 13.       Segment Reporting

Segmented information of the Company's identifiable assets and operating activities, is as follows:

December 31, 2003	Canada	U.S.	Total
Current assets	$0	$112,173	$112,173
Net fixed assets	0	374	374
Total Assets	0	112,547	112,547

Revenue	$0	$691,870	$691,870
Cost of good sold	0	354,770	354,770
Administration costs	774,525	958,905	1,733,430
Net (loss) for the year	$(774,525)	$(621,805)	$(1,396,330)

December 31, 2002	Canada	U.S.	Total
Current assets	$0	$0	$0
Net fixed assets	0	5,306	5,306
Total Assets	$0	$5,306	$5,306

Revenue	$0	$9,444	$9,444
Costs of goods sold	0	0	0
Administration costs	1,258,584	364,746	1,623,330
Net (loss) for the year	$(1,258,584)	$(355,302)	$(1,613,886)

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Company)
Notes to Consolidated Financial Statements
December 31, 2003
(Expressed in U.S. Dollars)

Note 14.       Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $4,195,903 to December 31, 2003 and has a working capital deficiency of $1,466,375 at December 31, 2003. The Company is in default in the performance of the Coal Recovery and Reclamation Agreement (the "Agreement") dated October 2, 2002 with Illinois Resources, Inc. (See Subsequent Event Note 16). As a result, Illinois Resources Inc. has elected to re-enter and repossess the property and to seize the assets of the Company. Accordingly, fixed assets have been written off as at December 31, 2003. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.

Note 15.       AMT CANADA INC. - Divestiture of Assets

Since January 1, 2003 AMT has been in default of the terms of its purchase agreement entered into on September 26, 2001 through which AMT purchased the Keno Hill silver-lead-zinc mining project in Elsa, Yukon formerly owned by United Keno Hill Mines Ltd. of Toronto. Specifically, AMT did not make a payment of Cdn$1,050,000 due on December 31, 2002.

After lengthy litigation, on February 14, 2003, the Supreme Court of the Yukon Territory ordered AMT Canada Inc. to be divested of its mining claims and assets at Elsa, Yukon. The action completes a full divestiture of assets purchased by AMT in September 2001 and comes 45 days after AMT defaulted on the terms of its purchase agreement and resulted in a loss in the final quarter of 2002, and December 31, 2002 of $691,979 on the divestiture of assets.

Note 16.       Subsequent Events

On March 3, 2004, Illinois Resources, Inc. advised that the Company is in default in the performance of the Coal Recovery and Reclamation Agreement (the "Agreement") dated October 2, 2002 between Illinois Resources, Inc. (IRI") and UCO Energy, Inc. ("UCO Inc.") UCO Energy Corporation is a wholly owned subsidiary of Maverick and is an assignee of UCO Energy Inc.

On March 22, 2004, due to the default in the performance of the terms and conditions of the Coal Recovery and Reclamation Agreement with IRI and failure to cure the defaults as demanded, IRI have elected to re-enter and repossess the property and to exclude the Company.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Company)
Notes to Consolidated Financial Statements
December 31, 2003
(Expressed in U.S. Dollars)

Note 17.       Statement of Cash Flow - Supplemental Disclosure

	December 31,
	2003	2002
Supplementary Disclosure of Non-Cash Transactions
Loss on divestiture of assets	$(658,165)	$691,979
Gain of fixed assets and lease obligations written off	(84,688)	0
Goodwill written off	$993,805	$0

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Registration Statement.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2003.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers.

The following table sets forth the names and nature of all positions and offices held by all directors and executive officers of the Company for the calendar year ending December 31, 2003, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

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

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officers and directors: have not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; were not convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; were not found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; and were not found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act.

The directors, executive officers and ten percent stockholders of the Company did not file any Forms 3, 4 or 5 as required by Section 16 of the Securities Exchange Act of 1934. Said directors, officers and ten percent stockholders are delinquent with respect to said filings. We do not know if or when they will ever file their Forms 3, 4 or 5.

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our officers and directors. None of directors are deemed independent. All directors also hold positions as our officers. A copy of our audit committee charter is filed as an exhibit to this report. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. A copy of the code of ethics is filed as an exhibit to this report. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprise of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfulling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is filed with this report.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the aggregate compensation paid by the Company for services rendered during the period indicated:

Summary Compensation Table
Long Term Compensation
Annual Compensation	Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compen-sation ($)

Robert Kinloch President, CFO Treasurer, CFO & Director	2003 2002 2001	75,000 (1) 9,000 24,218	0 0 0	0 0 0	1,500,000 1,000,000 1,500,000	0 0 0	0 0 0	0 0 0

Donald Kinloch Secretary	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

James Oste former officer	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

[1]   Accrued not paid.

On May 5, 2003, the Company entered into a management agreement with Rob Kinloch. Rob Kinloch was employed as Chief Executive Officer with a salary of $75,000 per year. The term of the agreement is one year from May 5, 2003. Executive Vice President, Chief Operation Officer, and a director commencing at $22,000 per year and increasing, by resolution to $150,000 per year. The Company anticipates paying the following salaries in 2004, subject to the Company beginning profitable operations and generating sufficient revenues to pay the same:

Robert Kinloch, President	$ 75,000

Long-Term Incentive Plan Awards

The Company has established a long-term incentive plan to provide compensation intended to serve as incentive for performance other than a non-qualified incentive stock option plan registered on Form S-8. The plan provides for the issuance of up to 3,000,000 shares of common stock. 1,165,000 shares have been issued to date.

Compensation of Directors.

The Company's Board of Directors unanimously resolved that members receive no compensation for their services, however, they are reimbursed for travel expenses incurred in serving on the Board of Directors.

Option/SAR Grants in the last Fiscal Year

Name	Number of Securities Underlying Options Granted	Percentage of Options granted to Employees in the Fiscal Year	Market Exercise of Base Price ($/Sh)	Price on Date of Grant	Expiration Date
Robert Kinloch	1,500,000	100%	$0.02	$0.04	12/31/03

Aggregate Options Exercised in the Last Fiscal Year and Fiscal Year-End
Option Values

Name	Shares acquired on exercise (#)	Value Realized ($)	Number of securities underlying unexercised Options 12/31/03 (#)		Value of unexercised in-the-money options 12/31/03 ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Robert Kinloch	1,500,000	$50,000	-0-	-0-	-0-	-0-

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who own more than five percent of the Company's Common Stock as of December 31, 2003:

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Position	Percent of Class
Robert J. Kinloch 2501 Lansdowne Ave. Saskatoon, SK Canada S7J 1H3	2,412,507	President, Chief Executive Officer and a member of the Board of Directors	5.67%

Donald Kinloch 113 Donald Street Belleville, Ontario Canada K8P 1J6	0	Secretary	0.00%

All officer and Directors as a Group (2 persons)	2,412,507		5.67%

UCO Energy Inc 37673 New Castle Road Murrieta, CA 92563	18,790,200		43.4%

Dona Rose Marina DelRey, CA	14,092,650		32.6%

Ed Lawson 675 Sun Valley Rd. Ketchum, ID 83340	2,818,530		6.51%

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Registrant has engaged in no transactions with management or others in which the amount involved exceeds $60,000 other than the following:

Robert Kinloch	$23,710	Owed to Kinloch

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

Exhibit No	Description
3.1 3.2 4.1	Articles of Incorporation. Bylaws. Specimen Stock Certificate.

The following documents are incorporated herein by reference from the Registrant's Form S-8 which was filed with the Securities and Exchange Commission on September 12, 2002, file no. 333-99465, and all exhibits thereto, as filed with the Commission:

Exhibit No.	Description
10.1	Non-Qualified Incentive Stock Option Plan

The following exhibits are filed with this report:

Exhibit No.	Description
10.1	Purchase Agreement
10.2	Management Agreement
10.3	Assignment of Coal Recovery and Reclamation Agreement
14.1	Code of Ethics
23.1	Consent of Moen & Company
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Executive Officer ).
99.1	Audit Committee Charter
99.2	Disclosure Committee Charter

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)   Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

$39,663	Moen & Company
$5,339	K & P Accounting Services
$835	Danielle Eastman C.P.A.

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

$0	Moen & Company
$0	K & P Accounting Services
$0	Danielle Eastman C.P.A.

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

$0	Moen & Company
$0	K & P Accounting Services
$0	Danielle Eastman C.P.A.

(4)   All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

$0	Moen & Company
$0	K & P Accounting Services
$0	Danielle Eastman C.P.A.

(5)   Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)   The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of May, 2004.

MAVERICK MINERALS CORPORATION (Registrant)

BY:	/s/ Robert Kinloch
Robert Kinloch President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date
/s/ Robert Kinloch Robert Kinloch	President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.	May 18, 2004