Form 10QSB
period 2004-03-31
MAVERICK MINERALS CORP
filed 2004-06-18
CIK 1074929

===================================================================================

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ending MARCH 31, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-25515

MAVERICK MINERALS CORPORATION
 (formerly known as, Pacific Cart Services Ltd.)
(Exact name of registrant as specified in its charter)

NEVADA	88-0410480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2501 Lansdowne Avenue
Saskatoon, Saskatchewan, Canada S7J 1H3
(Address of principal executive offices)

(306) 343-5799
Registrant's telephone number including area code

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

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

MOEN AND COMPANY CHARTERED ACCOUNTANTS
Member:	Securities Commission Building
Canadian Institute of Chartered Accountants	PO Box 10129, Pacific Centre
Institute of Chartered Accountants of British Columbia	Suite 1400 B 701 West Georgia Street
Institute of Management Accountants (USA) (From 1965)	Vancouver, British Columbia
Canada V7Y 1C6
Registered with:
Public Company Accounting Oversight Board (USA) (PCAOB)	Telephone: (604) 662-8899
Canadian Public Accountability Board (CPAB)	Fax: (604) 662-8809
Canada - British Columbia Public Practice Licence	Email: moenca@telus.net

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Directors of
Maverick Minerals Corporation. (A Nevada Corporation)
(An Exploration Stage Company)

We have reviewed the accompanying Consolidated Balance Sheets of Maverick Minerals Corporation (An Exploration Stage Company) as of March 31, 2004 and March 31, 2003, and the related Consolidated Statements of Income, Retained Earnings (Deficit), Cash Flows and Shareholders' Equity for the three month periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Maverick Minerals Corporation.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with US generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

On the basis of our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with U.S. generally accepted accounting principles.

/s/ Moen and Company

Chartered Accountants
Vancouver, British Columbia, Canada
June 15, 2004

"Independent Accountants and Auditors"

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Balance Sheet
March 31, 2004
(Expressed in U.S. Dollars)
(With Comparative Figures at March 31, 2003)
(Unaudited)
		2004	2003
Current Assets	ASSETS
	Cash	$21,363	$--
	Accounts receivable	79,079	--
	Prepaid expense	11,800	--
		112,242	--
Fixed Assets, at cost (Note 2(e))
	Equipment	24,662	24,662
	Accumulated depreciation	(24,662)	(20,589)
		--	4,073
	Total Assets	$112,242	$4,073
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
	Accounts payable and accrued	$568,768	$413,540
	Loan from Energold Minerals Inc.	--	51,496
	Loans payable (Note 11)	391,868	--
	Loans from related parties	--	289,754
	Loan from UCO Energy Inc. (Note 3(c))	460,353	--
	Management fees payable (Note 3(a))	37,793	62,500
	Notes payable and accrued interest (Note 9)	161,656	131,672
		1,620,438	948,962
Stockholders' Equity
	Capital Stock
	Authorized:
	100,000,000 common shares at $0.001 par value
	Issued and fully paid
	43,256,526 common shares at par value(2003 - 20,878,250 common shares)	43,256	20,878
	Additional paid-in capital	2,918,443	2,168,713
	Deferred compensation (Note 6)	(204,568)	(279,768)
		2,757,131	1,909,823
	Deficit, accumulated during the exploration stage	(4,256,898)	(2,845,410)
	Cumulative currency translation adjustment (Note 2(b))	(8,429)	(9,302)
		(1,508,196)	(944,889)
Total Liabilities and Stockholders' Equity		$112,242	$4,073
Approved on Behalf of the Board	Going Concern:	Note 13
"Robert J. Kinloch", Director	Commitments:	Notes 3,5,9,& 11

See Accompanying Notes and Independent Accountants' Review Report

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statement of Income
(Expressed in U.S. Dollars)
(Unaudited)
	Cumulative From
	Date of Inception
	on August 27,1998	Three Months Ended
	to March 31,	March 31,
	2004	2004	2003
Revenue
Sales	$691,790	$--	$--
Interest and other income	24,546	--	--
	716,336	--	--
Cost of Good Sold	354,770
Gross Margin	361,566	--	--
General and Administration Expenses
Accounting	29,775	1,030	98
Audit fees	41,276	--	--
Amortization of deferred compensation (Note 6)	391,932	18,800	18,800
Depreciation	306,676	374	1,233
Equipment - Fuel & Lease	372,025	--	--
Insurance	117,656	--	--
Interest expense & bank charges	55,564	356	2,159
Legal, engineering & consulting, investor relations	953,209	13,113	2,275
Management fees	217,215	18,750	12,500
Merchandise design	1,650	--	--
Office expenses	61,341	1,401	2,096
Repairs and maintenance	329,136	--	3,174
Royalties	165,992	--	--
Telephone and utilities	218,940	--	386
Transfer agent fees	19,423	1,115	1,486
Travel expenses	172,114	6,056	1,630
Wages and benefits	127,092	--	--
Write off notes payable & loan receivable	129,372	--	--
Forgiveness of accrued interest on notes payable	(34,855)	--	--
Goodwill written off	993,805	--	--
Gain on fixed assets and lease obligation written off	(84,688)	--	--
Loss on divestiture of assets (Notes 2 & 11)	33,814	--	--
Total administration expenses	4,618,464	60,995	45,837
Profit (Loss) for the period	(4,256,898)	(60,995)	(45,837)
Income taxes	--	--	--

Net Profit (Loss) for the Period	$(4,256,898)	$(60,995)	$(45,837)
Net Profit (Loss) Per Common Share (Note 2(d))
Basic		$(0.00)	$(0.00)
Diluted		$(0.00)	$(0.00)
Average Number of Common Shares Outstanding
Basic		43,256,526	18,938,250
Diluted		46,591,526	18,938,250

See Accompanying Notes and Independent Accountants' Review Report.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statement of Income
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative From
	Date of Inception
	on August 27,1998	Three Months Ended
	to March 31,	March 31,
	2004	2004	2003

Balance, beginning of period	$--	$(4,195,903)	$(2,799,573)

Net Profit(Loss) for the Period	(4,256,898)	(60,995)	(45,837)

Retained Earnings (Deficit)	$(4,256,898)	$(4,256,898)	$(2,845,410)

See Accompanying Notes and Independent Accountants' Review Report.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statement of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
		Cumulative From
		Date of Inception
		on August 27,1998	Three Months Ended
		to March 31,	March 31,
		2004	2004	2003
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period		$(4,256,898)	$(60,995)	$(45,837)
Items not requiring use of cash
Shares issued for
-	services	659,690	--	690
-	acquisition of properties	600,000	--	--
-	reverse takeover	751,608	--	--
Write off notes payable & loan receivable		129,372	--	--
Forgiveness of accrued interest on notes payable		(34,855)	--	--
Goodwill written off		993,805	--	--
Gain on fixed assets and lease obligation written off		(84,688)	--	--
Loss on divestiture of assets		33,814	--	--
Deferred compensation expenses		(204,568)	18,800	18,800
Depreciation		24,662	374	1,233
Changes in non-cash working capital items
Prepaid expense		(11,800)	--	--
Accounts payable and accrued		568,768	10,401	22,408
Management fee payable		37,793	11,133	12,500
Accounts receivable		(79,079)	--	--
Cumulative adjustment		(8,429)	--	--
		(880,805)	(20,287)	9,794
Investing Activities
Purchase of equipment		(967,593)	--	--
Financing Activities
Capital stock subscribed		811,401	--	--
Notes payable		255,351	20,356	2,159
Loans payable		342,656	--	--
Loan from UCO Energy Inc.		460,353	--	--
Loans from related parties		--	--	5,515
		1,869,761	20,356	7,674
Increase in Cash During the Period		21,363	69	17,468
Cash (Overdraft), Beginning of the Period		--	21,294	(17,468)
Cash, End of Period		$21,363	$21,363	$--

See Accompanying Notes and Independent Accountants' Review Report.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
For the Period From Date of Inception on August 27, 1998 to March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited)

								Cumulative
	Price	Number of		Additional		Total	Retained	Currency	Total
	Per	Common	par	Paid-in	Deferred	Capital	Earnings	Translation	Stockholders'
	Share	Shares	Value	Capital	Compensation	Stock	(Deficit)	Adjustment	Equity

Oct. 5, 98 Shares subscribed by
Director for cash	$0.05	5,000,000	$5,000	$245,000		$250,000			$250,000
Oct. 5, 98 Shares subscribed
by Director for finder's fee	$0.05	2,000,000	2,000	98,000		100,000			100,000
Dec. 7, 98 Share subscribed
by private placement for cash	$0.05	1,283,000	1,283	62,867		64,150			64,150
Deferred compensation					(300,000)	(300,000)			(300,000)
Deferred compensation
amortization					15,000	15,000			15,000
Net loss for the period							(46,783)		(46,783)
Balance, December 31, 1988		8,283,000	8,283	405,867	(285,000)	129,150	(46,783)		82,367
Feb. 2, 99 Shares subscribed by
Dircetor for consulting services	$0.05	250,000	250	12,250		12,500			12,500
Feb. 3, 99 Shares subscribed by
private placement for cash	$0.04	1,500,000	1,500	58,500		60,000			60,000
Jun. 15, 99 Shares subscribed by
stock option exercised	$0.04	3,000,000	3,000	117,000	(117,000)	3,000			3,000
Deferred compensation Dec 3, 99					(2,500)	(2,500)			(2,500)
Shares subscribed by private
placement for cash	$0.65	25,250	25	17,226		17,251			17,251
Deferred compensation
amortization					57,332	57,332			57,332
Net loss for year ended
December 31, 1999							(219,684)		(219,684)
Balance, December 31,1999		13,058,250	13,058	610,843	(347,168)	276,733	(266,467)		10,266
January 2000 shares for assets of
Mr. Tube Steak Canada Inc.	$0.75	798,000	798	597,702		598,500			598,500
Mar 8, 2000 shares issued for
consulting fees	$0.50	1,220,000	1,220	608,780		610,000			610,000
Cancellation of shares issued for
consulting fees	($0.50)	(400,000)	(400)	(199,600)		(200,000)			(200,000)
Sep 30, 00 Shares subscribed by
stock option exercised	$0.06	3,000,000	3,000	177,000	(177,000)	3,000			3,000
Deferred compensation
amortization					75,200	75,200			75,200
Shares returned to treasury on
cancellation of deal with Mr. Tube
Steak Canada Inc.	($0.75)	(798,000)	(798)	(597,702)		(598,500)			(598,500)
Cumulative Currency Translation
Adjustment								(3,664)	(3,664)
Net loss for year ended
December 31, 2000							(800,485)		(800,485)
Balance, December 31, 2000, and
balance carried forward		16,878,250	$16,878	$1,197,023	($448,968)	$764,933	($1,066,952)	($3,664)	($305,683)

See Accompanying Notes and Independent Accountants' Review Report.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
For the Period From Date of Inception on August 27, 1998 to March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited)
								Cumulative
	Price	Number of		Additional		Total	Retained	Currency	Total
	Per	Common	par	Paid-in	Deferred	Capital	Earnings	Translation	Stockholders'
	Share	Shares	Value	Capital	Compensation	Stock	(Deficit)	Adjustment	Equity
Balance, December 31, 2000,		16,878,250	16,878	1,197,023	(448,968)	764,933	(1,066,952)	(3,664)	(305,683)
Brought forward
Deferred compensation amortization					75,200	75,200			75,200
August 31, 2001 reduction for
reorganization shares issued	($0.001)	(5,700,000)	(5,700)	5,700
Shares issued for notes payable -
Rod Mancini	$0.04	2,000,000	2,000	77,000		79,000			79,000
Shares issued for consulting
fees CPM Group	$0.10	10,000	10	990		1,000			1,000
Shares issued for purchase AMT
Canada Inc., acquired by wholly
owned subsidiary	$0.20	3,000,000	3,000	597,000		600,000			600,000
Shares subscribed	$0.07	1,500,000	1,500	98,500		100,000			100,000
Shares issued for legal fees -
Fogler Rubinoff LLP	$0.23	50,000	50	11,450		11,500			11,500
Shares issued for Steven Duff -
travel expenses at $0.07 per share	$0.07	50,000	50	3,450		3,500			3,500
Net loss for year ended
December 31, 2001							(118,735)		(118,735)
Cumulative currency translation
adjustment								(5,638)	(5,638)
Balance, December 31, 2001		17,788,250	17,788	1,991,113	(373,768)	1,635,133	(1,185,687)	(9,302)	440,144
Shares issued for debt - Cardinal	$0.08	800,000	800	59,200		60,000			60,000
Shares issued for consulting - Getty	$0.07	1,500,000	1,500	98,500		100,000			100,000
Shares issued for cash	$0.20	100,000	100	19,900		20,000			20,000
Deferred compensation amortization					75,200	75,200			75,200
Net loss for year ended
December 31, 2002							(1,613,886)		(1,613,886)
Balance, December 31, 2002		20,188,250	20,188	2,168,713	(298,568)	1,890,333	(2,799,573)	(9,302)	(918,542)
Shares issued for bonus	$0.001	665,000	665			665			665
Shares for services	$0.001	25,000	25			25			25
Deferred compensation amortization					18,800	18,800			37,600
Net loss for three month period
ended March 30, 2003							(45,837)		(45,837)
Balance, March 31, 2003		20,878,250	20,878	2,168,713	(279,768)	1,909,823	(2,845,410)	(9,302)	(926,089)
Reverse split 1:5 on May 13, 2003		4,176,126	4,176	2,185,415	(279,768)	1,909,823	(2,845,410)	(9,302)	(944,889)
Shares issued May 14, 2003, advance
for reverse takeover to be completed
in July 2003	$0.02	37,580,400	37,580	714,028		751,608			751,608
Shares issued July 8, 2003
management fees	$0.01	1,500,000	1,500	19,000		20,500			20,500
Deferred compensation amortization					56,400	56,400			56,400
Cumulative currency translation
adjustment								873	873
Net loss for year ended
December 31, 2003							(1,350,493)		(1,350,493)
Balance, December 31, 2003		43,256,526	$43,256	$2,918,443	($223,368)	$2,738,331	($4,195,903)	($8,429)	($1,466,001)
Deferred compensation amortization					18,800	18,800			$18,800
Net loss for three month
period ended March 30, 2004							(60,995)		($60,995)
		43,256,526	43,256	2,918,443	(204,568)	2,757,131	(4,256,898)	(8,429)	(1,508,196)

See Accompanying Notes and Independent Accountants' Review Report.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited)

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
March 31, 2004
(Expressed in U.S. Dollars)
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

An analysis of the changes in the cumulative currency translation adjustment account, as disclosed as part of stockholders' equity, is as follows:

	2004	2003
Beginning balance, December 31, 2003 and December 31, 2002	$(8,429)	$(9,302)
Changes during the Period	--	--

Ending balance, March 31, 2004 and March 31, 2003	$(8,429)	$(9,302)

(c)     Basis of Presentation

These financial statements are prepared in accordance with United States of America Generally Accepted Accounting Principles (GAAP).

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited)

Note 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(d)     Net Loss Per Share

Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

Computation of basic and diluted weighted average of shares outstanding for the period ended March 31, 2004 is as follows:

	Three Months Ended March 31,
	2004	2003
Basic weighted average shares	43,256,526	18,938,250
Effect of dilutive securities - Stock option (Note 10):
Qualified plan	1,000,000	--
Non-qualified plan	3,000,000	--
Options granted and exercised	(665,000)	--
Dilutive potential common shares	3,335,000	--
	46,591,526	18,938,250
Net Profit (Loss) per share - Basic	($0.00)	($0.00)
Net Profit (Loss) per share - Diluted	($0.00)	($0.00)

(e)     Fixed Assets / Depreciation

(i)   The company depreciates its fixed assets at 20% per annum on a straight-line basis.

	March 31
	2004	2003
Equipment and plant	$24,662	$24,662
Accumulated depreciation	(24,662)	(20,589)
	$0	$4,073

(ii)   Fixed assets that were recorded previously under UCO Energy Corporation were removed from these financial statements as at March 31, 2004 because these fixed assets have been seized by a third party due to a default of an Agreement. (See Note 2(d)) This seizure action could cause lease terminations, noncancelable lease costs and disposal of or removal of these fixed assets from operations.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2004
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

(g)     Environment Remedial Liability

SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities. The wholly owned subsidiary, Gretna Capital Corporation, has a wholly owned subsidiary, AMT Canada Inc., that had mineral resource properties in the Yukon Territory, Canada, that had no mineral resource operational activity during the period from date of acquisition of the subsidiary, on November 6, 2001, to the date of divestiture on February 14, 2003, and, accordingly, management is not aware of any known environmental remedial liabilities as at March 31, 2004.

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
March 31, 2004
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
March 31, 2004
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

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited)

Note 3.     RELATED PARTY TRANSACTIONS

On January 8, 2002 and pursuant to the employment agreement disclosed in Note 6, Robert Kinloch, President and Chief Executive Officer of the Company voluntarily reduced his compensation per year due in 2002 from $150,000 to $50,000. On May 5, 2003, the Company entered into a new management agreement with its Chief Executive, Robert Kinloch, in anticipation of new responsibilities relating to the purchase of UCO Energy Corp. The agreement is for a term of one year with a salary of $75,000. Management fees of $18,750 are expensed in these financial statements for the period ended March 31, 2004. The total amount of management fees unpaid disclosed in current liabilities as at March 31, 2004 is $37,793.

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

Note 4.     INCOME TAXES

The Company has losses that total $4,256,898 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at March 31, 2004 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

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
March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited)

Note 6.   COMPENSATION/DEFERRED COMPENSATION

Shares have been issued that give rise to compensation expense. This compensation is amortized over a five year period. Details of compensation expense and deferred compensation are as follows:

				Deferred
				Compensation
				Expense
			Deferred	Quarter Ended
			Portion	March 31,
	Total	Compensation	12/31/2003	2004	2003

a)	2,000,000 common shares issued as a finder's fee to Robert
	Kinloch, a director and officer of the Company at a price of
	$0.05 per share	$100,000	$ B	$--	$5,000
b)	5,000,000 common shares subscribe by James Oste, a
	director and officer of the Company at a cash price of $0.01
	per share for a total of $50,000 giving rise to compensation
	at $0.04 per share, or $200,000	200,000	--	--	10,000
c)	250,000 common shares issued for consulting services to
	David Glass at a price of $0.05 per share	2,500	43	125	125
d)	3,000,000 common shares exercised on stock options	117,000	65,139	16,462	1,462
e)	3,000,000 common shares exercised on stock options at a
	cash price of $0.001 per share giving rise to compensation
	of $0.059 per share of $177,000	177,000	139,386	2,213	2,213
		$596,500	$204,568	$18,800	$18,800
Deferred Compensation Expensed to March 31, 2004			$391,932
			$596,500

Note 7.   PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at March 31, 2004 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.

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
March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited)

Note 9.   NOTE PAYABLE AND ACCRUED INTEREST

The company has a promissory note payable of $141,300 to Art Brokerage as at March 31, 2004. This amount is unsecured, bears no interest, with no specific terms of repayment, and disclosed as a current liability.

The company has a promissory note payable of $20,000 to Loan from Edward A Lawson as at March 31, 2004. Interest of $356 has been accrued to March 31, 2004.

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

Maverick Minerals arranged a loan of $311,400 from Pride of Aspen Associates LLC, as required by the share purchase agreement executed between Maverick Minerals and UCO Energy Corporation. The Company also arranged a loan of $80,468 from Denmark Investments Inc. The balances of the loans payable as at March 31, 2004, are as follows:

Loan from Pride of Aspen Associates LLC	$311,400
Loan from Denmark Investments Inc.	80,468
391,868

These amount are unsecured, bears no interest, with no specific terms of repayment and are disclosed as current liabilities.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited)

Note 12.   Segment Reporting

Segmented information of the Company's identifiable assets and operating activities, is as follows:

March 31, 2004	Canada	U.S.	Total
Current assets	$0	$112,242	$112,242
Net fixed assets	0	0	0
Total Assets	0	112,242	112,242

Revenue	$0	$0	$0
Cost of good sold	0	0	0
Administration costs	774,525	0	60,995
Net (loss) for the year	$(774,525)	$0	$(60,995)

March 31, 2003	Canada	U.S.	Total
Current assets	$0	$0	$0
Net fixed assets	0	4,073	4,073
Total Assets	$0	$4,073	$4,073

Revenue	$0	$0	$9,444
Costs of goods sold	0	0	0
Administration costs	45,837	0	45,837
Net (loss) for the year	$(45,837)	$0	$45,837

Note 13.   Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $4,256,898 to March 31, 2004 and has a working capital deficiency of $1,508,196 at March 31, 2003. The Company is in default in the performance of the Coal Recovery and Reclamation Agreement (the "Agreement") dated October 2, 2002 with Illinois Resources, Inc. (See Note 2(d)). As a result, Illinois Resources Inc. has elected to re-enter and repossess the property and to seize the assets of the Company. Accordingly, fixed assets have been written off as at March 31, 2004. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The Company is a start-up, exploration stage corporation and did not generate revenues from operations this quarter.

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

As of March 31, 2004, the Company owned no properties and accordingly had no exploration plans. The Company needs to raise additional capital, acquire an interest in a mining property and begin exploration. There is no assurance that the Company will ever have the money to do so.

If the Company cannot raise money, it will have to cease or suspend operations. If it ceases operations, it does not know what it will do and its does not have any plans to do anything else.

The Company does not intend to hire additional employees at this time.

Limited operating history; need for additional capital

There is no historical financial information about the Company upon which to base an evaluation of its future performance. Our past performance indicates failure. The Company is an exploration stage corporation and has generated limited revenues from past operations. The company presently generates no revenue from operations. The Company cannot guarantee it will be successful in its business operations.

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

Quarter Ending March 31, 2004 compared to Quarter Ending March 31, 2003

During the three months ending March 31, 2004 we generated no sales compared with no sales for the three months ending March 31, 2003. Our total general and administrative expenses were $60,995.00 for the three months ending March 31, 2004 compared to $45,837.00 for the period ending March 31, 2003

ITEM 3.   CONTROLS AND PROCEDURES

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

Dated this 17th day of June, 2004.

MAVERICK MINERALS CORPORATION (formerly known as Pacific Cart Services Ltd.) (Registrant)

BY:	/s/ Robert Kinloch
Robert Kinloch, President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer and member of the Board of Directors