Form 10QSB
period 2004-06-30
MAVERICK MINERALS CORP
filed 2004-09-21
CIK 1074929

=========================================================================

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ending JUNE 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [     ]

=========================================================================

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

MOEN AND COMPANY CHARTERED ACCOUNTANTS

Member:
Canadian Institute of Chartered Accountants
Institute of Chartered Accountants of British Columbia
Institute of Management Accountants (USA) (From 1965)

Registered with:
Public Company Accounting Oversight Board (USA) (PCAOB)
Canadian Public Accountability Board (CPAB)
Canada - British Columbia Public Practice Licence

Securities Commission Building
PO Box 10129, Pacific Centre
Suite 1400 - 701 West Georgia Street
Vancouver, British Columbia
Canada V7Y 1C6
Telephone: (604) 662-8899
Fax: (604) 662-8809
Email: moenca@telus.net

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors of
Maverick Minerals Corporation. (A Nevada Corporation)
(An Exploration Stage Company)

We have reviewed the accompanying Consolidated Balance Sheets of Maverick Minerals Corporation (An Exploration Stage Company) as of June 30, 2004 and June 30, 2003, and the related Consolidated Statements of Income, Retained Earnings (Deficit), Cash Flows and Stockholders' Equity for the six month periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Maverick Minerals Corporation.

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

Vancouver, British Columbia, Canada August 27, 2004	"Moen and Company" Chartered Accountants

"Independent Accountants and Auditors"

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Balance Sheet
June 30, 2004
(Expressed in U.S. Dollars)
(With Comparative Figures at June 30, 2003)
(Unaudited)

ASSETS	2004	2003
Current Assets
Cash	$3,463	$11,037
Accounts receivable	37,520	198,500
TOTAL CURRENT ASSETS	40,983	209,537
Advance on reverse takeover	--	751,608
Fixed Assets, at cost (Note 2(e))
Equipment	24,662	24,662
Accumulated depreciation	(24,662)	(21,822)
--	2,840
TOTAL ASSETS	$40,983	$963,985

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued	$648,986	$40,315
Loans payable (Note 11)	401,868	307,500
Loan from UCO Energy Inc. (Note 3(c))	406,567	--
Management fees payable (Note 3(a))	45,098	53,064
Notes payable and accrued interest (Note 9)	163,655	119,000
TOTAL CURRENT LIABILITIES	1,666,174	519,879
Stockholders' Equity
Capital Stock
Authorized:
100,000,000 common shares at $0.001 par value
Issued and fully paid
53,256,526 common shares at par value
(2003 - 41,756,626 common shares)	53,256	41,756
Additional paid-in capital	2,933,443	2,899,443
Deferred compensation (Note 6)	(185,768)	(260,968)
2,800,931	2,680,231
Deficit, accumulated during the exploration stage	(4,417,693)	(2,226,823)
Cumulative currency translation adjustment (Note 2(b))	(8,429)	(9,302)
TOTAL STOCKHOLDERS' EQUITY	(1,625,191)	444,106
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,983	$963,985

Approved on Behalf of the Board	Going Concern:	Note 13
"Robert J. Kinloch"	Director	Commitments:	Notes 3,5,9,& 11

See Accompanying Notes and Independent Accountants' Review Report

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statement of Income
(Expressed in U.S. Dollars)
(Unaudited)
	Cumulative From
	Date of Inception
	On August 27,1998	Six Months Ended		Three Months Ended
	to June 30,	June 30,		June 30,
	2004	2004	2003	2004	2003
Revenue
Sales	$693,039	$1,249	$--	$1,249	$--
Interest and other income	24,546	--	--	--	--
	717,585	1,249	--	1,249	--
Cost of Good Sold	355,870	1,100	--	1,100	--
Gross Margin	361,715	149	--	149	--
General and Administration Expenses
Audit fees	41,276	--	9,448	--	9,350
Amortization of deferred
compensation (Note 6)	410,732	37,600	37,600	18,800	18,800
Depreciation	306,676	374	2,466	--	1,233
Equipment - Fuel & Lease	444,860	72,835	--	72,835	--
Insurance	138,375	20,719	--	20,719	--
Accounting, legal, engineering & consulting, investor relations	999,623	30,782	3,591	16,639	1,316
Management fees	235,965	37,500	26,667	18,750	14,167
Office expenses	144,121	27,323	8,164	25,566	3,909
Repairs and maintenance	332,670	3,534	3,174	3,534	--
Royalties	171,339	5,347	--	5,347	--
Telephone and utilities	230,531	11,591	386	11,591	--
Transfer agent fees	20,071	1,763	3,339	648	1,853
Travel expenses	186,730	20,672	5,436	14,616	3,806
Wages and benefits	127,092	--	--	--
Write off assets/liabilities	1,123,177	--	--	--	--
Forgiveness of accrued
interest on notes payable	(34,855)	--	(14,855)	--	(14,855)
Gain on fixed assets and lease
obligation written off	(132,789)	(48,101)	--	(48,101)	--
Loss (Gain) on divestiture of
assets (Note 11)	33,814	--	(658,166)	--	(658,166)
Total administration expenses	4,779,408	221,939	(572,750)	160,944	(618,587)
Profit (Loss) for the period	(4,417,693)	(221,790)	572,750	(160,795)	618,587
Income taxes	--	--	--	--	--
Net Profit (Loss) for the Period	$(4,417,693)	$(221,790)	$572,750	$(160,795)	$618,587
Net Profit (Loss) Per Common Share (Note 2(d))
Basic		$(0.00)	$0.03	$(0.00)	$0.02
Diluted		$(0.00)	$0.04	$(0.00)	$0.02
Average Number of Common Shares Outstanding
Basic		48,256,526	16,702,450	48,256,526	29,229,250
Diluted		51,591,526	20,037,450	51,591,526	32,564,250

See Accompanying Notes and Independent Accountants' Review Report

MAVERICK MINERALS CORPORATION (A Nevada Corporation) (An Exploration Stage Company) Statement of Retained Earnings (Deficit) (Expressed in U.S. Dollars) (Unaudited)

	Cumulative From
	Date of Inception
	on August 27,1998	Six Months Ended		Three Months Ended
	to June 30,	June 30,		June 30,
	2004	2004	2003	2004	2003

Balance, beginning of period	$--	$(4,195,903)	$(2,799,573)	$(4,256,898)	$(2,845,410)

Net Profit(Loss) for the Period	(4,417,693)	(221,790)	572,750	(160,795)	618,587

Retained Earnings (Deficit)	$(4,417,693)	$(4,417,693)	$(2,226,823)	$(4,417,693)	$(2,226,823)

See Accompanying Notes and Independent Accountants' Review Report

MAVERICK MINERALS CORPORATION (A Nevada Corporation) (An Exploration Stage Company) Consolidated Statement of Cash Flows (Expressed in U.S. Dollars) (Unaudited)
		Cumulative From
		Date of Inception
		on August 27,1998	Six Months Ended		Three Months Ended
		to June 30,	June 30,		June 30,
		2004	2004	2003	2004	2003
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period		$(4,417,693)	$(221,790)	$572,750	$(160,795)	$618,587
Items not requiring use of cash
Shares issued for
-	services	659,690	--	690	--	--
-	acquisition of properties	600,000	--	--	--	--
-	reverse takeover	751,608	--	--	--	--
Write off assets/liabilities		1,123,177	--	--	--	--
Forgiveness of accrued
	interest on notes payable	(34,855)	--	--	--	--
Gain on fixed assets and lease
	obligation written off	(132,789)	--	--	--	--
Loss on divestiture of assets		33,814	--	--	--	--
Deferred compensation expenses		(185,768)	37,600	37,600	18,800	18,800
Depreciation		24,662	374	2,466	--	1,233
Changes in non-cash working capital items
Prepaid expense		--	11,800	--	11,800	--
Accounts payable and accrued		648,986	90,619	(350,817)	80,218	(373,225)
Management fee payable		45,098	18,438	3,064	7,305	(9,436)
Accounts receivable		(37,520)	41,559	(198,500)	41,559	--
Cumulative adjustment		(8,429)	--	--	--	--
		(930,019)	(21,400)	67,253	(1,113)	255,959
Investing Activities
Purchase of equipment		(919,492)	--	--	--	--
Financing Activities
Capital stock subscribed		836,401	25,000	--	25,000	--
Notes payable		257,350	22,355	(10,513)	1,999	(12,672)
Loan from Energold Minerals Inc.		--	--	(51,496)	--	(51,496)
Loans payable		352,656	10,000	307,500	10,000	109,000
Loan from UCO Energy Inc.		406,567	(53,786)	--	(53,786)	--
Loans from related parties		--	--	(284,239)	--	(289,754)
		1,852,974	3,569	(38,748)	(16,787)	(244,922)
Increase in Cash
During the Period		3,463	(17,831)	28,505	(17,900)	11,037
Cash (Overdraft), Beginning
of the Period		--	21,294	(17,468)	21,363	--
Cash, End of Period		$3,463	$3,463	$11,037	$3,463	$11,037

See Accompanying Notes and Independent Accountants' Review Report.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
For the Period From Date of Inception on August 27, 1998 to June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited)

									Cumulative
		Price	Number of		Additional		Total	Retained	Currency	Total
		Per	Common	par	Paid-in	Deferred	Capital	Earnings	Translation	Stockholders'
		Share	Shares	Value	Capital	Compensation	Stock	(Deficit)	Adjustment	Equity

Oct. 5, 98	Shares subscribed
	by Director for cash	$0.05	5,000,000	$5,000	$245,000		$250,000			$250,000
Oct. 5, 98	Shares subscribed by Director
	for finder's fee	$0.05	2,000,000	2,000	98,000		100,000			100,000
Dec. 7, 98	Share subscribed by private
	placement for cash	$0.05	1,283,000	1,283	62,867		64,150			64,150
Deferred compensation						(300,000)	(300,000)			(300,000)
Deferred compensation amortization						15,000	15,000			15,000
Net loss for the period								(46,783)		(46,783)
Balance, December 31, 1988			8,283,000	8,283	405,867	(285,000)	129,150	(46,783)		82,367
Feb. 2, 99	Shares subscribed by Director									0
	for consulting services	$0.05	250,000	250	12,250		12,500			12,500
Feb. 3, 99	Shares subscribed by private									0
	placement for cash	$0.04	1,500,000	1,500	58,500		60,000			60,000
Jun. 15, 99	Shares subscribed by stock									0
	option exercised	$0.04	3,000,000	3,000	117,000	(117,000)	3,000			3,000
	Deferred compensation					(2,500)	(2,500)			(2,500)
Dec 3, 99	Shares subscribed by private
	placement for cash	$0.65	25,250	25	17,226		17,251			17,251
Deferred compensation amortization						57,332	57,332			57,332
Net loss for year ended December 31, 1999								(219,684)		(219,684)
Balanc, December 31,1999			13,058,250	13,058	610,843	(347,168)	276,733	(266,467)		10,266
January 2000 shares for assets of assets
of Mr. Tube Steak Canada Inc.		$0.75	798,000	798	597,702		598,500			598,500
Mar8,2000	shares issued for consulting fees	$0.50	1,220,000	1,220	608,780		610,000			610,000
Cancellation of shares issued for
consulting fees		($0.50)	(400,000)	(400)	(199,600)		(200,000)			(200,000)
Sep 30, 00	Shares subscribed by stock
	option exercised	$0.06	3,000,000	3,000	177,000	(177,000)	3,000			3,000
Deferred compensation amortization						75,200	75,200			75,200
Shares returned to treasury on cancellation of
deal with Mr. Tube Steak Canada Inc.		($0.75)	(798,000)	(798)	(597,702)		(598,500)			(598,500)
Cumulative Currency Translation Adjustment									(3,664)	(3,664)
Net loss for year ended December 31, 2000								(800,485)		(800,485)
Balance, December 31, 2000,
And balance carried forward			16,878,250	$16,878	$1,197,023	($448,968)	$764,933	($1,066,952)	($3,664)	($305,683)

See Accompanying Notes and Independent Accountants Review Report.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
For the Period From Date of Inception on August 27, 1998 to June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited)

								Cumulative
	Price	Number of		Additional		Total	Retained	Currency	Total
	Per	Common	par	Paid-in	Deferred	Capital	Earnings	Translation	Stockholders'
	Share	Shares	Value	Capital	Compensation	Stock	(Deficit)	Adjustment	Equity
Balance, December 31, 2000,		16,878,250	16,878	1,197,023	(448,968)	764,933	(1,066,952)	(3,664)	(305,683)
Brought forward
Deferred compensation amortization					75,200	75,200			75,200
August 31, 2001 reduction
for reorganization shares issued	($0.001)	(5,700,000)	(5,700)	5,700
Shares issued for notes
payable - Rod Mancini	$0.04	2,000,000	2,000	77,000		79,000			79,000
Shares issued for consulting
fees CPM Group	$0.10	10,000	10	990		1,000			1,000
Shares issued for purchase AMT
Canada Inc., acquired by wholly
owned subsidiary	$0.20	3,000,000	3,000	597,000		600,000			600,000
Shares subscribed	$0.07	1,500,000	1,500	98,500		100,000			100,000
Shares issued for legal fees -
Fogler Rubinoff LLP	$0.23	50,000	50	11,450		11,500			11,500
Shares issued for Steven Duff -
travel expenses at $0.07 per share	$0.07	50,000	50	3,450		3,500			3,500
Net loss for year ended December 31, 2001							(118,735)		(118,735)
Cumulative currency translation adjustment								(5,638)	(5,638)
Balance, December 31, 2001		17,788,250	17,788	1,991,113	(373,768)	1,635,133	(1,185,687)	(9,302)	440,144
Shares issued for debt - Cardinal	$0.08	800,000	800	59,200		60,000			60,000
Shares issued for consulting -
Getty	$0.07	1,500,000	1,500	98,500		100,000			100,000
Shares issued for cash	$0.20	100,000	100	19,900		20,000			20,000
Deferred compensation amortization					75,200	75,200			75,200
Net loss for year ended December 31, 2002							(1,613,886)		(1,613,886)
Balance, December 31, 2002		20,188,250	20,188	2,168,713	(298,568)	1,890,333	(2,799,573)	(9,302)	(918,542)
Shares issued for bonus	$0.001	665,000	665			665			665
Shares for services	$0.001	25,000	25			25			25
Deferred compensation amortization					18,800	18,800			37,600
Net loss for three month
period ended March 30, 2003							(45,837)		(45,837)
Balance, March 31, 2003		20,878,250	20,878	2,168,713	(279,768)	1,909,823	(2,845,410)	(9,302)	(926,089)
Reverse split 1:5
on May 13, 2003		4,176,126	4,176	2,185,415	(279,768)	1,909,823	(2,845,410)	(9,302)	(944,889)
Shares issued May 14, 2003,
advance for reverse takeover
to be completed in July 2003	$0.02	37,580,400	37,580	714,028		751,608			751,608
Shares issued July 8, 2003
management fees	$0.01	1,500,000	1,500	19,000		20,500			20,500
Deferred compensation amortization					56,400	56,400			56,400
Cumulative currency translation adjustment								873	873
Net loss for year
ended December 31, 2003							(1,350,493)		(1,350,493)
Balance, December 31, 2003		43,256,526	$43,256	$2,918,443	($223,368)	$2,738,331	($4,195,903)	($8,429)	($1,466,001)
Shares issued for cash		10,000,000	10,000	15,000		25,000			25,000
in June 21, 2004	$0.025
Deferred compensation amortization					37,600	37,600			$37,600
Net loss for six month
period ended June 30, 2004							(221,790)		($221,790)
Balance, June 30. 2004		53,256,526	53,256	2,933,443	(185,768)	2,800,931	(4,417,693)	(8,429)	(1,625,191)

See Accompanying Notes and Independent Accountants Review Report.

MAVERICK MINERALS CORPORATION
(a Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2004
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

MAVERICK MINERALS CORPORATION
(a Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited)

Note 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
The gain or loss on translation is reported as a separate component of stockholders'equity and is not recognized in net income. Gains or losses on remeasurement are recognized in current net income.
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
An analysis of the changes in the cumulative currency translation adjustment account, as disclosed as part of stockholders'equity, is as follows:
	2004	2003
Beginning balance, December 31, 2003 and December 31, 2002	$(8,429)	$(9,302)
Changes during the period	-	-
Ending balance, June 30, 2004 and June 30, 2003	$(8,429)	$(9,302)
(c)	Basis of Presentation
These financial statements are prepared in accordance with United States of America Generally Accepted Accounting Principles (GAAP).

MAVERICK MINERALS CORPORATION
(a Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited)

Note 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(d)	Net Loss Per Share
Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.
Computation of basic and diluted weighted average of shares outstanding for the period ended June 30, 2004 is as follows:
	Six Months Ended June 30,
	2004	2003
Basic weighted average shares	48,256,526	16,702,450
Effect of dilutive securities - Stock options (Note 10):
Qualified plan	1,000,000	1,000,000
Non-qualified plan	3,000,000	3,000,000
Options granted and exercised	(665,000)	(665,000)
	3,335,000	3,335,000
Dilutive potential common shares	51,591,526	20,037,450
Net Profit (loss) per share - Basic	$(0.00)	$0.03
Net Profit (loss) per share - Diluted	$(0.00)	$0.04
(e)	Fixed Assets / Depreciation
	(i)	The company depreciates its fixed assets at 20% per annum on a straight-line basis.
	June 30
	2004	2003
Equipment and plant	$24,662	$24,662
Accumulated depreciation	(24,662)	(21,822)
	$0	$2,840
(ii)

Fixed assets that were recorded previously under UCO Energy Corporation were removed from these financial statements as at June 30, 2004 because these fixed assets have been seized by a third party due to a default of an Agreement. (See Note 2(d)) This seizure action could cause lease terminations, noncancelable lease costs and disposal of or removal of these fixed assets from operations.

MAVERICK MINERALS CORPORATION
(a Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited)

Note 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities. The wholly owned subsidiary, Gretna Capital Corporation, has a wholly owned subsidiary, AMT Canada Inc., that had mineral resource properties in the Yukon Territory, Canada, that had no mineral resource operational activity during the period from date of acquisition of the subsidiary, on November 6, 2001, to the date of divestiture on February 14, 2003, and, accordingly, management is not aware of any known environmental remedial liabilities as at June 30, 2004.

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

MAVERICK MINERALS CORPORATION
(a Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited)

Note 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

MAVERICK MINERALS CORPORATION
(a Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited)

Note 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

MAVERICK MINERALS CORPORATION
(a Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited)
Note 3.	RELATED PARTY TRANSACTIONS
(a)

On May 5, 2003, the Company entered into a management agreement with its Chief Executive, Robert Kinloch, in anticipation of new responsibilities relating to the purchase of UCO Energy Corp. The agreement is for a term of one year with a salary of $75,000. Management fees of $37,500 are expensed in these financial statements for the period ended June 30, 2004. The total amount of management fees unpaid disclosed in current liabilities as at June 30, 2004 is $45,098.

(b)

Robert Kinloch was granted qualified stock options to purchase 1,000,000 common shares of the Company's stock at $0.10 per share, on January 8, 2002, representing a price per share based upon 120% of the closing stock price on the date of the grant. This exercised price was repriced from $0.10 per share to $0.02 per share. A special grant of 500,000 options was provided to Robert Kinloch in the new agreement. All options raised anti dilutive protection and were exercised in the second quarter of 2003.

(c)	The company has a loan payable to UCO Energy Inc. of $406,567. This amount is unsecured, bears no interest, with no specific terms of repayment.
Note 4.	INCOME TAXES

The Company has losses that total $4,417,693 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at June 30, 2004 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

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
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited)

Note 6. COMPENSATION/DEFERRED COMPENSATION

Shares have been issued that give rise to compensation expense. This compensation is amortized over a five year period. Details of compensation expense and deferred compensation are as follows:
			Deferred	Deferred Compensation Expense Quarter Ended
			Portion	March 31,
	Total	Compensation	12/31/2003	2004	2003

a)	2,000,000 common shares issued as a finder's fee to Robert
	Kinloch, a director and officer of the Company at a price of
	$0.05 per share	$100,000	$--	$--	$5,000
b)	5,000,000 common shares subscribe by James Oste, a
	director and officer of the Company at a cash price of $0.01
	per share for a total of $50,000 giving rise to compensation
	at $0.04 per share, or $200,000	200,000	--	--	10,000
c)	250,000 common shares issued for consulting services to
	David Glass at a price of $0.05 per share	2,500	43	125	125
d)	3,000,000 common shares exercised on stock options	117,000	65,139	16,462	1,462
e)	3,000,000 common shares exercised on stock options at a
	cash price of $0.001 per share giving rise to compensation
	of $0.059 per share of $177,000	177,000	139,386	2,213	2,213
		$596,500	$204,568	$18,800	$18,800
Deferred Compensation Expensed to March 31, 2004			$391,932
			$596,500

Note 7.	PENSION AND EMPLOYMENT LIABILITIES
The Company does not have any liabilities as at June 30, 2004 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.
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
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited)
Note 9.	NOTE PAYABLE AND ACCRUED INTEREST

The company has a promissory note payable of $141,300 to Art Brokerage as at June 30, 2004. This amount is unsecured, bears no interest, with no specific terms of repayment, and disclosed as a current liability.

The company has a promissory note payable of $21,500 to Loan from Edward A Lawson as at June 30, 2004. Interest of $855 has been accrued to June 30, 2004.
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

(b)

On September 12, 2002 the Company registered a non-qualifying stock option plan on Form S-8. The plan became effective on the date of filing and covers 3,000,000 common shares. Share options for 1,165,000 shares have been granted. All 1,165,000 options were exercised and the shares were issued by way of a bonus during the year ended December 31, 2003.

Note 11.	LOANS PAYABLE

Maverick Minerals arranged a loan of $311,400 from Pride of Aspen Associates LLC, as required by the share purchase agreement executed between Maverick Minerals and UCO Energy Corporation. The Company also arranged a loan of $80,468 from Denmark Investments Inc. The balances of the loans payable as at June 30, 2004, are as follows:

Loan from Illinois Resources	$10,000
Loan from Pride of Aspen Associates LLC.	311,400
Loan from Denmark Investments Inc.	80,468
$401,868

These amount are unsecured, bears no interest, with no specific terms of repayment and are disclosed as current liabilities.

MAVERICK MINERALS CORPORATION
(a Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited)
Note 12.	Segment Reporting
Segmented information of the Company's identifiable assets and operating activities, is as follows:
Note 13.	Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $4,417,693 to June 30, 2004 and has a working capital deficiency of $1,625,191 at June 30, 2004. The Company is in default in the performance of the Coal Recovery and Reclamation Agreement (the "Agreement") dated October 2, 2002 with Illinois Resources, Inc. As a result, Illinois Resources Inc. has elected to re-enter and repossess the property and to seize the assets of the Company. Accordingly, fixed assets have been written off as at June 30, 2004. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The Company is a start-up, exploration stage corporation and did not generate revenues from operations this quarter.

It is unlikely that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has generated limited revenues.

To meet its need for additional cash the Company is attempting to raise money from third parties. At the present time, the Company has not ;made any arrangements to raise additional cash. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

As of March 31, 2004, the Company owned no properties and accordingly had no exploration plans. The Company needs to raise additional capital, acquire an interest in a mining property and begin exploration. There is no assurance that the Company will ever have the money to do so.

If the Company cannot raise money, it will have to cease or suspend operations. If it ceases operations, it does not know what it will do and it does not have any plans to do anything else.

Subsequent Events at a Subsidiary

UCO Energy Corp. "UCO" is a wholly owned subsidiary of the corporation. Commencing July 3, 2003 UCO began processing and selling coal fines from a leased coal property outside the town of Sesser, Illinois. Due to a default on an equipment lease obligation, UCO was forced to cease operations after a brief mechanical failure forced a temporary cessation of production in December 2003. Obligations including royalty payments, bond premiums and standard trade payables became due and went into default throughout the first quarter of 2004. The lessor issued a notice of default on March 5, 2004 and subsequently reentered the premises seizing leaseholds and equipment belonging to the subsidiary.

During the second quarter of 2004, management of the Company initiated a discussion with the lessor of the property and the lessor of certain equipment leased by the subsidiary in an effort to mitigate the complete loss of its investment due to the default by the subsidiary.

Subsequent to the closing of the second quarter and the review engagement report of the second quarter prepared by the Company's auditor management reached a tripartite agreement wherein a mutual release between the Company and it's subsidiary and the two main creditors of the subsidiary was executed saving the Company harmless from any future action from either party. Further, the subsidiary executed a bill of sale for certain equipment seized under the lease agreement and provided a release to the property owner under the "Coal Reclamation and Recovery Agreement" in exchange for a one time payment of $150,000.00. Proceeds were apportioned to obligations of the subsidiary, the majority of which were incurred prior to production commencing in July 2003.

Management considers the coal venture to be at an end and at the close of the second quarter the Company has no active operations and must review its options with respect to any future activities.

Financing Activities

The Company has relied on a small private placement to meet its obligations during the quarter. In order to meet its obligations going forward the Company may issue further equity and or enter into certain debt agreements. No assurance that either of these options can be accessed by the corporation on acceptable terms can be given. If no financing can be arranged we will cease operations.

Limited Operating History

There is no historical information about the Company upon which to base an evaluation of its future performance. Our past performance indicates failure. The Company is an exploration stage corporation and has generated limited revenues from past operations. The Company presently generates no revenues from operations. The Company cannot guarantee it will be successful in its business operations.

Recent Accounting Pronouncements

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 is not expected to have a material impact on the Company's financial statements.

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

PART II - OTHER INFORMATION

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

Dated this 20th day of September, 2004.

MAVERICK MINERALS CORPORATION
(formerly known as Pacific Cart Services Ltd.)
(Registrant)

BY:	/s/ Robert Kinloch
Robert Kinloch, President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer and member of the Board of Directors