Form 10QSB
period 2004-09-30
MAVERICK MINERALS CORP
filed 2004-12-16
CIK 1074929

=========================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ending SEPTEMBER 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Balance Sheet
September 30, 2004
(Expressed in U.S. Dollars)
(Unaudited)
(With Comparative Figures at December 31, 2003)

September 30,	December 31,
2004	2003
Current Assets	ASSETS	(Unaudited)	(Audited)
Cash	$21,053	$21,294
Accounts receivable	--	79,079
Prepaid expense	--	11,800
TOTAL CURRENT ASSETS	21,053	112,173
Fixed Assets (Note 2(e))
Equipment, at cost	24,662	24,662
Accumulated depreciation	(24,662)	(24,288)
--	374
TOTAL ASSETS	$21,053	$112,547

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued	$15,970	$558,367
Loans payable (Note 10)	311,400	391,868
Loan from UCO Energy Inc. (Note 3(c))	--	460,353
Management fees payable (Note 3(a))	12,819	26,660
Notes payable and accrued interest	--	141,300
TOTAL CURRENT LIABILITIES	340,189	1,578,548
Capital Stock
Authorized:
100,000,000 common shares at $0.001 par value
Issued and fully paid
Par value	53,256	43,256
Additional paid-in capital	2,933,443	2,918,443
Deferred compensation (Note 6)	(166,968)	(223,368)
2,819,731	2,738,331
Deficit, accumulated during the exploration stage	(3,130,438)	(4,195,903)
Cumulative currency translation adjustment (Note 2(b))	(8,429)	(8,429)
TOTAL STOCKHOLDERS' EQUITY	(319,136)	(1,466,001)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,053	$112,547

Going Concern:	Note 12
"Robert J. Kinloch"	Director	Commitments:	Notes 3,5, & 10

See Accompanying Notes and Independent Accountants' Review Report

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statement of Income
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative From
	Date of Inception
	on August 27,1998	Nine Months Ended		Three Months Ended
	to September 30,	September 30,		September 30,
	2004	2004	2003	2004	2003
Revenue
Sales	$693,039	$1,249	$345,850	$--	$345,850
Interest and other income	24,546	--	80	--	80
	717,585	1,249	345,930	--	345,930
Cost of Good Sold	355,870	1,100	190,793	--	190,793
Gross Margin	361,715	149	155,137	--	155,137
General and Administration Expenses
Audit fees	42,308	1,032	9,448	1,032	--
Amortization of deferred compensation (Note 6)	429,532	56,400	56,400	18,800	18,800
Depreciation	306,676	374	187,219	--	184,753
Equipment - Fuel & Lease	444,860	72,835	234,730	--	234,730
Insurance	138,375	20,719	51,202	--	51,202
Accounting, legal, engineering & consulting,
investor relations	1,002,602	33,761	12,440	2,979	8,849
Management fees	254,715	56,250	48,180	18,750	21,513
Office expenses	181,331	33,895	26,061	6,572	17,898
Repairs and maintenance	332,670	3,534	22,881	--	19,707
Royalties	171,339	5,347	19,850	--	19,850
Telephone and utilities	230,531	11,591	37,035	--	36,649
Transfer agent fees	19,964	1,656	3,831	(107)	492
Travel expenses	160,996	25,576	37,488	4,904	32,052
Wages and benefits	127,092	--	69,387	--	69,387
Write off assets/liabilities	(217,008)	(1,340,185)	42,000	(1,340,185)	42,000
Forgiveness of accrued
interest on notes payable	(34,855)	--	(34,855)	--	(20,000)
Gain on fixed assets and lease
obligation written off	(132,789)	(48,101)	--	--	--
Loss (Gain) on divestiture of assets (Note 11)	33,814	--	(658,165)	--	--
Total administration expenses	3,492,153	(1,065,316)	165,132	(1,287,255)	737,882
Profit (Loss) for the period	(3,130,438)	1,065,465	(9,995)	1,287,255	(582,745)
Income taxes	--	--	--	--	--
Net Profit (Loss) for the Period	$(3,130,438)	$1,065,465	$(9,995)	$1,287,255	$(582,745)
Net Profit (Loss) per Common Share (Note 2(d))
Basic		$0.02	$(0.00)	$0.03	$(0.01)
Diluted		$0.02	$(0.00)	$0.02	$(0.01)
Average Number of Common Shares Outstanding
Basic		48,256,526	25,553,650	48,256,526	43,256,050
Diluted		51,591,526	28,888,650	51,591,526	46,591,050

See Accompanying Notes and Independent Accountants' Review Report

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statement of Retained Earnings (Deficit)
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative From
	Date of Inception
	on August 27,1998	Nine Months Ended		Three Months Ended
	to September 30,	September 30,		September 30,
	2004	2004	2003	2004	2003

Balance, beginning
of period	$--	$(4,195,903)	$(2,799,573)	$(4,417,693)	$(2,226,823)

Net Profit (Loss) for
the Period	(3,130,438)	1,065,465	(9,995)	1,287,255	(582,745)
Retained Earnings (Deficit),
End of Period	$(3,130,438)	$(3,130,438)	$(2,809,568)	$(3,130,438)	$(2,809,568)

See Accompanying Notes and Independent Accountants' Review Report

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

		Cumulative From
		Date of Inception
		on August 27,1998	Six Months Ended		Three Months Ended
		to September 30,	June 30,		September 30,
		2004	2004	2003	2004	2003
Cash Provided by (Used for) Operating
Activities
Net Profit (Loss) for the period		$(3,130,438)	$1,065,465	$(9,995)	$1,287,255	$(582,745)
Items not requiring use of cash
Shares issued for
-	services	659,690	--	21,190	--	20,500
-	acquisition of properties	600,000	--	--	--	--
-	reverse takeover	751,608	--	--	--	--
Write off assets/liabilities		1,123,177	--	--	--	--
Forgiveness of accrued
interest on notes payable		(34,855)	--	--	--	--
Gain on fixed assets and lease
obligation written off		(132,789)	--	--	--	--
Loss on divestiture of assets		33,814	--	--	--	--
Deferred compensation expenses		(166,968)	56,400	56,400	18,800	18,800
Depreciation		24,662	374	187,219	--	184,753
Changes in non-cash working capital items
Prepaid expense		--	11,800	(41,431)	--	(41,431)
Accounts payable and accrued		15,970	(542,397)	(87,647)	(633,016)	263,170
Management fee payable		12,819	(13,841)	(50,000)	(32,279)	(53,064)
Accounts receivable			79,079	(91,040)	37,520	107,460
Cumulative adjustment		(8,429)		873		873
		(251,739)	656,880	(14,431)	678,280	(81,684)
Investing Activities
Purchase of equipment		(919,492)	--	(853,932)	--	(853,932)
Goodwill		--	--	(242,197)	--	(242,197)
		--	--	(1,096,129)	--	(1,096,129)
Financing Activities
Capital stock subscribed		836,401	25,000	--	--	--
Notes payable		93,695	(141,300)	10,787	(163,655)	21,300
Loans payable		262,188	(80,468)	340,372	(90,468)	84,368
Loan from UCO Energy Inc.		--	(460,353)	1,036,758	(406,567)	1,036,758
Loans from related parties		--	--	(275,971)	--	8,268
		1,192,284	(657,121)	1,111,946	(660,690)	1,150,694
Increase in Cash
During the Period		21,053	(241)	1,386	17,590	(27,119)
Cash (Overdraft), Beginning of the Period		--	21,294	(17,468)	3,463	11,037
Cash (Overdraft), End of Period		$21,053	$21,053	$(16,082)	$21,053	$(16,082)

See Accompanying Notes and Independent Accountants' Review Report

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)
(Unaudited)

Note 1.   BUSINESS OPERATIONS AND CONTINUANCE OF OPERATIONS (See Going Concern Note 12)

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

(d)     UCO ENERGY CORPORATION -- Acquisition by Maverick Minerals Corporation

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

A tripartite agreement has been reached during the quarter ended September 30, 2004 wherein a mutual release between the Company and its subsidiary and the two main creditors of the subsidiary was executed saving the Company harmless from any future action from either party. Further, the subsidiary executed a bill of sale for certain equipment seized under the lease agreement and provided a release to the property owner under the "Coal Reclamation and Recovery Agreement" in exchange for a one time payment of $150,000. Proceeds were apportioned to obligations of the subsidiary, the majority of which were incurred prior to production commencing in July 2003. Management considers the coal venture to be at an end. Subsequent to the events described herein Maverick Minerals Corporation transferred all of its shares in UCO Energy Corp. to a private numbered Ontario Corporation owned by Robert Kinloch, the President and Chief Executive Officer of Maverick Minerals Corporation for consideration of $1.00.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)
(Unaudited)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)     Administration Costs

Administration costs are written off to operations when incurred.

(b)     Translation of Foreign Currency

The functional currency and the reporting currency is the United States Dollar.

Monetary assets and liabilities are translated at the current rate of exchange.

P ALIGN="JUSTIFY">The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.

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

An analysis of the changes in the cumulative currency translation adjustment account, as disclosed as part of stockholders' equity, is as follows:

	2004	2003

Beginning balance, December 31, 2003 and December 31, 2002	$(8,429)	$(9,302)
	--	--
Ending balance, September 30, 2004 and September 30, 2003	$(8,429)	$(9,302)

(c)     Basis of Presentation

These financial statements are prepared in accordance with United States of America Generally Accepted Accounting Principles (GAAP).

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)
(Unaudited)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(d)     Net Loss Per Share

Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

Computation of basic and diluted weighted average of shares outstanding for the period ended September 30, 2004 is as follows:

	Nine Months Ended September 30,
	2004	2003
Basic weighted average shares	48,256,526	25,553,650
Effect of dilutive securities - Stock options (Note 10):
Qualified plan	1,000,000	1,000,000
Non-qualified plan	3,000,000	3,000,000
Options granted and exercised	(665,000)	(665,000)
	3,335,000	3,335,000
Dilutive potential common shares	51,591,526	28,888,650
Net Profit (Loss) per share - Basic	$0.02	$0.00
Net Profit (Loss) per share - Diluted	$0.02	$0.00

(e)     Fixed Assets / Depreciation

(i)   The company depreciates its fixed assets at 20% per annum on a straight-line basis.

	September 30
	2004	2003
Equipment and plant	$24,662	$836,664
Leasehold improvement	--	41,930
Equipment leases	--	621,713
	24,662	1,500,307
Accumulated depreciation	(24,662)	(206,575)
	$--	$1,293,732

(ii)   Fixed assets that were recorded previously under UCO Energy Corporation were removed from these financial statements as at September 30, 2004 because these fixed assets have been seized by a third party due to a default of an Agreement. (See Note 2(d)) This seizure action could cause lease terminations, noncancelable lease costs and disposal of or removal of these fixed assets from operations.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2004
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

(g)     Environment Remedial Liability

SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities. The wholly owned subsidiary, Gretna Capital Corporation, has a wholly owned subsidiary, AMT Canada Inc., that had mineral resource properties in the Yukon Territory, Canada, that had no mineral resource operational activity during the period from date of acquisition of the subsidiary, on November 6, 2001, to the date of divestiture on February 14, 2003, and, accordingly, management is not aware of any known environmental remedial liabilities as at September 30, 2004.

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
September 30, 2004
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
September 30, 2004
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

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)
(Unaudited)

Note 3.   RELATED PARTY TRANSACTIONS

(a)     On May 5, 2003, the Company entered into a management agreement with its Chief Executive, Robert Kinloch, in anticipation of new responsibilities relating to the purchase of UCO Energy Corp. The agreement is for a term of one year with a salary of $75,000. Management fees of $56,250 are expensed in these financial statements for the period ended September 30, 2004. The total amount of management fees unpaid disclosed in current liabilities as at September 30, 2004 is $12,819.

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

Note 4. INCOME TAXES

The Company has losses that total $3,130,438 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at September 30, 2004 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

Note 5. EMPLOYMENT AGREEMENT

On May 5, 2003, the Company entered into a new management agreement with its Chief Executive Robert Kinloch in anticipation of new responsibilities relating to the purchase of UCO Energy Corp. The agreement is for a term of one year with a salary of $75,000. This management contract has been extended retroactively for a period of one year on the same terms and conditions. The new contract will extend to April 30, 2005.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)
(Unaudited)

Note 6.   COMPENSATION/DEFERRED COMPENSATION

Shares have been issued that give rise to compensation expense. This compensation is amortized over a five year period. Details of compensation expense and deferred compensation are as follows:

				Deferred
				Compensation
				Expense
			Deferred	Quarter Ended
			Portion	September 30,
		Compensation	9/30/2004	2004	2003
	Total
a)	2,000,000 common shares issued as a finder's fee
	to Robert Kinloch, a director and officer of the
	Company at a price of $0.05 per share	$100,000	$-	$--	$15,000
b)	5,000,000 common shares subscribe by James Oste,
	a director and officer of the Company at a cash price of
	$0.01 per share for a total of $50,000 giving rise to
	compensation at $0.04 per share, or $200,000	200,000	--	--	30,000
c)	250,000 common shares issued for consulting services
	to David Glass at a price of $0.05 per share	2,500	--	43	375
d)	3,000,000 common shares exercised on
	stock options	117,000	43,595	21,544	4,386
e)	3,000,000 common share exercised on stock options at
	at a cash price of $0.001 per share giving rise to
	compensation of $0.059 per share of $177,000	177,000	123,373	34,813	6,639
		$596,500	$166,968	$56,400	$56,400
Deferred Compensation Expensed to September 30, 2004			$429,532	0
			$596,500

Note 7.   PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at September 30, 2004 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.

Note 8.   FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and current liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values. The Company does not have any off-balance sheet debt.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)
(Unaudited)

Note 9.   STOCK OPTION PLANS

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

Note 10.   LOANS PAYABLE

Maverick Minerals arranged a loan of $311,400 from Pride of Aspen Associates LLC, as required by the share purchase agreement executed between Maverick Minerals and UCO Energy Corporation. This amount is unsecured, bears no interest, with no specific terms of repayment and is disclosed as a current liability.

Note 11.   Segment Reporting

Segmented information of the Company's identifiable assets and operating activities, is as follows:

September 30, 2004	Canada	U.S.	Total
Current assets	$0	$21,053	$21,053
Net fixed assets	0	0	0
Total Assets	$0	$21,053	$21,053

Revenue	$1,249	$0	$1,249
Cost of good sold	(1,100)	0	(1,100)
Administration costs	1,065,316	0	1,065,316
Net (loss) for the period	$1,065,465	$0	$1,065,465

December 31, 2003	Canada	U.S.	Total
Current assets	$0	$112,173	$112,173
Net fixed assets	0	374	374
Total Assets	0	$112,547	$112,547

Revenue	$0	$691,870	$691,870
Cost of good sold	0	354,770	354,770
Administration costs	774,525	958,905	1,733,430
Net (loss) for the year	$(774,525)	$(621,805)	$(1,396,330)

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)
(Unaudited)

Note 12.   Going Concern / Subsequent Events

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $3,130,438 to September 30, 2004 and has a working capital deficiency of $319,136 at September 30, 2004. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.

The Company is in default in the performance of the Coal Recovery and Reclamation Agreement (the "Agreement") dated October 2, 2002 with Illinois Resources, Inc. As a result, Illinois Resources Inc. has elected to re-enter and repossess the property and to seize the assets of the Company. Accordingly, fixed assets have been written off as at September 30, 2004.

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

The company currently has no exploration properties and accordingly has no exploration plans. The Company needs to raise additional capital, acquire an interest in a mining property and begin exploration. There is no assurance that the Company will ever have the money to do so.

If the Company cannot raise money, it will have to cease or suspend operations. If it ceases operations, it does not know what it will do and it does not have any plans to do anything else.

Subsequent Events

The Company has disposed of its wholly owned subsidiary, UCO Energy Corp. As previously disclosed the Company's coal venture is at an end and the sale of the shares of the subsidiary reflects that circumstance. The subsidiary was sold to a corporation controlled by the president of Maverick Minerals Corporation for consideration of $1.00.

Financing Activities

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

Dated this 16th day of December, 2004.

MAVERICK MINERALS CORPORATION
(formerly known as Pacific Cart Services Ltd.)
(Registrant)

BY:	/s/ Robert Kinloch
Robert Kinloch, President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer and member of the Board of Directors