Form 10KSB
period 2004-12-31
MAVERICK MINERALS CORP
filed 2005-05-13
CIK 1074929

======================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended - December 31, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission file number 000-25515

MAVERICK MINERALS CORPORATION
 Formerly Pacific Cart Services Ltd.
 (Exact name of registrant as specified in its charter)

NEVADA	88-0410480
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
YES [X]     NO [   ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

====================================================================================

State issuers revenues for its most recent fiscal year - December 31, 2004 - $1,290.00.

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

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

The Company

Maverick Minerals Corporation ("we" or the "Company"), a Nevada Corporation, was incorporated on August 27, 1998 as Pacific Cart Services Ltd. As our business evolved our emphasis shifted from food service to acquiring, holding and developing mineral and resource projects. We changed our name to Maverick Minerals Corporation on May 23, 2002 to reflect the shift in focus to resources.

We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage.

Business Development of Issuer During Last Three Years

From November 2001 until February 2003 the Company held a 100% interest in the historic Silver - Lead - Zinc - Keno Hill mining camp in Yukon, Canada through our then subsidiary, Gretna Capital Corporation. Despite a tenure marked by historic maintenance cost reductions and extensive research into a new hydrometallurgical approach to production and environmental remediation at the mine site, the project endured through a period of low commodity prices. On January 01, 2003 the Company defaulted on a payment of Cdn$1,050,000.00 required under the agreement of purchase and sale. Due to the default, the Company was divested of its claims by its creditors by way of court action which culminated on February 14, 2003.

From July 7, 2003 until March 5, 2004, we were engaged in the waste coal recovery business by way of a lease agreement at the Old Ben Mine near Sesser, Illinois. We extracted coal fines from holding ponds with a leased dredge and dried them in a fines plant and sold the dried product to an electrical utility. The operation was conducted in our wholly owned subsidiary UCO Energy Corp.

Effective March 5, 2004, we were in default of our lease agreement that granted access to the waste coal. Default was a function of equipment malfunction and equipment lease default. Extensive efforts to refinance our coal recovery activities were undertaken post default in an effort to return to production. These efforts proved unsuccessful.

In April, 2004 Maverick instituted new management at the annual meeting of its wholly-owned subsidiary, UCO Energy Corp. Subsequent to these events, our subsidiary reached a settlement agreement with the Lessor of the coal lands and the Lessor of our dredging equipment. The settlement provided for a mutual release between our subsidiary and each Lessor independently.

In the intervening period since March 2004 the Company has reviewed several resource opportunities.

Company's Office

The address of the Principal office of Maverick Minerals Corporation is 2501 Lansdowne Avenue, Saskatoon, Saskatchewan, Canada S7J 1H3.

Employees

Apart from our officers and directors we currently have no employees. From time to time we contract individuals to assist with bookkeeping and other administrative functions or with technical services related to the due diligence of resource prospects under review for possible acquisition. We expect these arrangements to continue for the foreseeable future.

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

There were no matters submitted to the shareholders in 2004.

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Registrant's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "MVRM." The table shows the high and low bid of Registrant's Common Stock for the last fiscal year.

Quarter Ended		BID
		High	Low
2004
	Fourth Quarter	0.04	0.03
	Third Quarter	0.06	0.04
	Second Quarter	0.10	0.05
	First Quarter	0.26	0.09
2003
	Fourth Quarter	0.04	0.16
	Third Quarter	0.75	0.25
	Second Quarter	1.05	0.01
	First Quarter	0.16	0.01

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

Stock Options

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance
	exercise of	exercised price of	under equity
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation
plans approved by
securities holders	None	None	None

Equity compensation
plans not approved
by securities holders	None	None	1,835,000

Total	None	None	1,835,000

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

Result of Operations

Year ending December 31, 2004

For the year ended Dec. 31, 2004, Maverick Minerals recorded a net loss of $1,024,289 (two cents per share), compared with a loss of $1,396,330 (two cents per share) in 2003. Year over year the losses record the write-off of the corporation's major asset at the time from two separate business ventures.

The company is in the exploration and development stage and does not generate any cash flow. The company had no significant cash on hand during the year and consequently earned no interest income of note. Administrative expenses for 2004 were $1,024,140 compared with $1,733,430 in 2003.

Maverick Mineral's cash position at Dec. 31, 2004 was $25,025 compared with $21,294 at Dec. 31, 2004. The company generated $27,500 during 2004 from the sale of common stock. The company does not presently have any properties and will have to generate funds in fiscal 2005 from either the issuance of debt or sale of equity for administration and for the acquisition of any new property we may identify through ongoing efforts.

During 2004, the company did not have any operations from its single leased property in Illinois. The property went into default and was forfeited early in the year and the balance of the year was taken up with extricating the corporation from various partnerships and arrangements which resulted in the sale of assets in a subsidiary for $150,000 during 2004. The rationalization of the purchase for shares of UCO Energy Corp. and the subsequent failure of those operations is expected to be completed in the second quarter of 2005 and it is the intention of management to seek new opportunities once that exercise is completed. Concurrent reviews of resource opportunities are underway during the period of rationalization. Further information regarding our intentions for the capital structure of the corporation can be found in the notes to the financial statements for fiscal 2004.

Revenue generated in 2004 equaled $1,249.00

Depreciation	374.00

Management fees expensed	75,000.00

Repairs and maintenance	3,534.00

Telephone and utilities	11,591.00

Transfer Agent fees in 2004	1,830.00

Travel expenses	28,622.00

Write off assets/liabilities	($1,388,286)

Liquidity and Capital Resources

Our total cash on December 31, 2004 was $25,025. Our accounts receivable were $0 on December 31, 2004.

Our current liabilities were $339,037 on December 31, 2004.

Our deficit accumulated during the exploration stage was $(3,171,614) at December 31, 2004.

Risk Factors

Investors should consider the following risks in connection with an investment in our company, in addition to the other information set forth in this report.

Our stock price may be volatile and as a result you could lose all or part of your investment. In addition to volatility associated with OTC securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock.

*	The Company owns no interests in any mining properties
*	Failure to complete an acquisition
*	Decline in demand for our common stock
*	Investor perception of our industry or our prospects
*	Fluctuation in the price of resources and minerals
*	General economic trends

Issuance of our stock in the future could dilute existing shareholders and adversely affect the market price of our common stock. Because trading in our stock is limited, the issuance of our stock may have a disproportionately large impact on its price compared to larger companies.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Maverick Minerals Corporation. (A Nevada Corporation)
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Maverick Minerals Corporation. (A Nevada Corporation) (An Exploration Stage Company) as of December 31, 2004 and December 31, 2003, and the related statements of operations, retained earnings, cash flows and changes in stockholders' equity for the years ended December 31, 2004 and December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maverick Minerals Corporation. (A Nevada Corporation) (An Exploration Stage Company) as of December 31, 2004 and December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and December 31, 2003 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"Moen and Company"
Vancouver, British Columbia, Canada
Chartered Accountants
March 8, 2005

"Independent Accountants and Auditors"

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Balance Sheet
December 31, 2004
(Expressed in U.S. Dollars)
(With Comparative Figures at December 31, 2003)

		December 31,
		2004	2003
Current Assets	ASSETS
	Cash	$25,025	$21,294
	Accounts receivable	--	79,079
	Prepaid expense	--	11,800
	TOTAL CURRENT ASSETS	25,025	112,173
Fixed Assets (Note 2(f))
	Equipment, at cost	24,662	24,662
	Accumulated depreciation	(24,662)	(24,288)
		--	374
	TOTAL ASSETS	$25,025	$112,547

	LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
	Accounts payable and accrued	$15,970	$558,367
	Loans payable (Note 10)	311,400	391,868
	Loan from UCO Energy Inc.	--	460,353
	Management fees payable (Note 3(a))	11,667	26,660
	Notes payable and accrued interest	--	141,300
	TOTAL CURRENT LIABILITIES	339,037	1,578,548
Stockholders' Equity
	Capital Stock
	Authorized:
	100,000,000 common shares at $0.001 par value
	Issued and fully paid
	Par value	53,256	43,256
	Additional paid-in capital	2,933,443	2,918,443
	Capital stock subscribed but stock not yet issued	27,500	--
	Deferred compensation (Note 6)	(148,168)	(223,368)
		2,866,031	2,738,331
	Deficit, accumulated during the exploration stage	(3,171,614)	(4,195,903)
	Cumulative currency translation adjustment (Note 2(c))	(8,429)	(8,429)
TOTAL STOCKHOLDERS' EQUITY		(314,012)	(1,466,001)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$25,025	$112,547
		Going Concern: Note 1
Approved on Behalf of the Board		Commitments: Notes 3, 5, & 10
"Robert J. Kinloch"	, Director	Subsequent Event: Note 12

The Accompanying Notes are an Integral Part of These Financial Statements

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statement of Income
(Expressed in U.S. Dollars)
	Cumulative From
	Date of Inception
	on August 27,1998	Year Ended		Three Months Ended
	to December 31,	December 31,		December 31,
	2004	2004	2003	2004	2003
Revenue
Sales	$693,039	$1,249	$691,790	$--	$345,940
Interest and other income	24,546	--	80	--
	717,585	1,249	691,870	--	345,940
Cost of Good Sold	355,870	1,100	354,770	--	163,977
Gross Margin	361,715	149	337,100	--	181,963
General and Administration Expenses
Audit fees	42,308	1,032	17,180	--	20,152
Amortization of deferred
compensation (Note 6)	448,332	75,200	75,200	18,800	18,800
Depreciation	306,676	374	280,212	--	92,993
Equipment - Fuel & Lease	444,860	72,835	372,025	--	137,295
Insurance	138,375	20,719	117,656	--	66,454
Accounting, legal, engineering & consulting,
investor relations	1,002,602	33,761	37,011	--	12,151
Management fees	273,465	75,000	66,130	18,750	17,950
Office expenses	181,737	34,301	44,083	406	18,022
Repairs and maintenance	332,670	3,534	97,976	--	75,095
Royalties	171,339	5,347	165,992	--	146,142
Telephone and utilities	230,531	11,591	61,002	--	23,967
Transfer agent fees	20,138	1,830	5,040	174	1,209
Travel expenses	164,042	28,622	49,238	3,046	11,750
Wages and benefits	127,092	--	86,588	--	17,201
Write off assets/liabilities	(350,838)	(1,388,286)	258,097	--	909,117
Total administration expenses	3,533,329	(1,024,140)	1,733,430	41,176	1,568,298
Profit (Loss) for the period	(3,171,614)	1,024,289	(1,396,330)	(41,176)	(1,386,335)
Income taxes	--	--	--	--	--

Net Profit (Loss) for the Period	$(3,171,614)	$1,024,289	$(1,396,330)	$(41,176)	$(1,386,335)

The Accompanying Notes are an Integral Part of These Financial Statements

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statement of Retained Earnings (Deficit)
(Expressed in U.S. Dollars)

	Cumulative From
	Date of Inception
	on August 27,1998	Year Ended		Three Months Ended
	to December 31,	December 31,		December 31,
	2004	2004	2003	2004	2003

Balance, beginning
of period	$--	$(4,195,903)	$(2,799,573)	$(3,130,438)	$(2,809,568)

Net Profit(Loss) for
the Period	(3,171,614)	1,024,289	(1,396,330)	(41,176)	(1,386,335)
Retained Earnings (Deficit),
End of Period	$(3,171,614)	$(3,171,614)	$(4,195,903)	$(3,171,614)	$(4,195,903)

The Accompanying Notes are an Integral Part of These Financial Statements

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statement of Cash Flows
(Expressed in U.S. Dollars)

	Year Ended		Three Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period	$1,024,289	$(1,396,330)	$(41,176)	$(1,386,335)
Items not requiring use of cash
Shares issued for
- services	--	21,190	--	--
Write off assets/liabilities	(1,388,286)	258,097	--	909,117
Deferred compensation expenses	75,200	75,200	18,800	18,800
Depreciation	374	280,212	--	92,993
Changes in non-cash working capital items
Prepaid expense	11,800	(11,800)	--	29,631
Accounts payable and accrued	59,530	527,888	--	254,882
Management fee payable	(14,993)	(23,340)	(1,152)	26,660
Accounts receivable	26,084	(79,079)	--	11,961
Cumulative currency
translation adjustment	--	873	--	--
	(206,002)	(347,089)	(23,528)	(42,291)
Investing Activities
Purchase of equipment	--	(1,552,046)	--	(698,114)
Disposal of equipment	--	1,361,454	--	1,361,454
Goodwill	--	(242,197)	--	--
	--	(432,789)	--	663,340
Financing Activities
Capital stock subscribed for cash	25,000	--	--	--
Capital stock subscribed
but not issued	27,500	--	27,500	--
Notes payable	(3,500)	4,672	--	1,000
Loans payable	150,000	340,342	--	--
Loan from UCO Energy Inc.	(5,614)	460,353	--	(576,405)
Due to Energold	--	51,495	--	--
Loans from related parties	16,347	(38,222)	--	(8,268)
	209,733	818,640	27,500	(583,673)
Increase in Cash
During the Period	3,731	38,762	3,972	37,376
Cash (Overdraft), Beginning
of the Period	21,294	(17,468)	21,053	(16,082)
Cash (Overdraft),
End of Period	$25,025	$21,294	$25,025	$21,294

The Accompanying Notes are an Integral Part of These Financial Statements

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
For the Period From December 31, 2001 to December 31, 2004
(Expressed in U.S. Dollars)

								Cumulative
	Price	Number of		Additional		Total	Retained	Currency	Total
	Per	Common	par	Paid-in	Deferred	Capital	Earnings	Translation	Stockholders'
	Share	Shares	Value	Capital	Compensation	Stock	(Deficit)	Adjustment	Equity

Balance, December 31, 2001		17,788,250	17,788	1,991,113	(373,768)	(1,635,133)	(1,185,687)	(9,302)	440,144
Shares issued for
debt - Cardinal	$0.08	800,000	800	59,200		60,000			60,000
Shares issued for
consulting - Getty	$0.07	1,500,000	1,500	98,500		100,000			100,000
Shares issued for cash	$0.20	100,000	100	19,900		20,000			20,000
Deferred compensation amortization					75,200	75,200			75,200
Net loss for year ended December 31, 2002							(1,613,886)		(1,613,886)
Balance, December 31, 2002		20,188,250	20,188	2,168,713	(298,568)	(1,379,933)	(2,799,573)	(9,302)	(918,542)
Shares issued for bonus	$0.001	665,000	665	-		665			665
Shares for services	$0.001	25,000	25	-		25			25
Deferred compensation amortization					18,800	18,800			37,600
Net loss for three month
period ended March 30, 2003							(45,837)		(45,837)
Balance, March 31, 2003		20,878,250	20,878	2,168,713	(279,768)	(1,360,443)	(2,845,410)	(9,302)	(926,089)
Reverse split 1 : 5
on May 13, 2003		4,176,126	4,176	2,185,415	(279,768)	1,909,823	(2,845,410)	(9,302)	(944,889)
Shares issued May 14, 2003,
advance for reverse takeover
to be completed
in July 2003	$0.02	37,580,400	37,580	714,028		751,608			751,608
Shares issued July 8, 2003						-
management fees	$0.01	1,500,000	1,500	19,000		20,500			20,500
Deferred compensation amortization					56,400	56,400			56,400
Cumulative currency translation adjustment								873	873
Net loss for year
ended December 31, 2003							(1,350,493)		(1,350,493)
Balance, December 31, 2003		43,256,526	43,256	2,918,443	(223,368)	2,738,331	(4,195,903)	(8,429)	(1,466,001)
Shares issued for cash		10,000,000	10,000	15,000		25,000			25,000
in June 21, 2004	$0.025
Deferred compensation amortization					75,200	75,200			75,200
Net loss year
ended December 31, 2004						-	1,024,289		1,024,289
Balance, December 31, 2004		53,256,526	53,256	2,933,443	(148,168)	2,838,531	(3,171,614)	(8,429)	(341,512)
Capital stock subscribed but stock not yet issued									27,500
									(314,012)

The Accompanying Notes are an Integral Part of These Financial Statements

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2004
(Expressed in U.S. Dollars)

Note 1.	BUSINESS OPERATIONS AND CONTINUANCE OF OPERATIONS
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

A tripartite agreement has been reached during the year ended December 31, 2004 wherein a mutual release between the Company and its subsidiary and the three main creditors of the subsidiary was executed saving the Company harmless from any future action from either party. Further, the subsidiary executed a bill of sale for certain equipment seized under the lease agreement and provided a release to the property owner under the "Coal Reclamation and Recovery Agreement" in exchange for a one time payment of $150,000. Proceeds were apportioned to obligations of the subsidiary, the majority of which were incurred prior to production commencing in July 2003. Management considers the coal venture to be at an end. Subsequent to the events described herein Maverick Minerals Corporation transferred all of its shares in UCO Energy Corp. to a private numbered Ontario Corporation owned by Robert Kinloch, the President and Chief Executive Officer of Maverick Minerals Corporation for consideration of $1.00.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2004
(Expressed in U.S. Dollars)

Note 1.	BUSINESS OPERATIONS AND CONTINUANCE OF OPERATIONS (Cont'd)

	(e)	Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $3,171,614 to December 31, 2004 and has a working capital deficiency of $314,012 at December 31, 2004. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	(a)	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, UCO Energy Corporation. All intercompany transactions and balance s have been eliminated.

	(b)	Administration Costs

Administration costs are written off to operations when incurred.

	(c)	Translation of Foreign Currency

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
An analysis of the changes in the cumulative currency translation adjustment account, as disclosed as part of stockholders' equity, is as follows:
			2004	2003
		Beginning balance, December 31, 2003 and December 31, 2002	$(8,429)	$(9,302)
		Changes during the period	--	--
		Ending balance, December 31, 2004 and December 31, 2003	$(8,429)	$(9,302)

	(d)	Basis of Presentation

These financial statements are prepared in accordance with United States of America Generally Accepted Accounting Principles (GAAP).

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2004
(Expressed in U.S. Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

	(e)	Net Loss Per Share

		Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

		Computation of basic and diluted weighted average of shares outstanding for the period ended December 31, 2004 is as follows:
			Year Ended December 31,
			2004	2003
		Basic weighted average shares	48,256,526	25,553,650
		Effect of dilutive securities
		Qualified plan	1,500,000	1,000,000
		Non-qualified plan	3,000,000	3,000,000
		Options granted and exercised	(665,000)	(665,000)
			3,835,000	3,335,000
		Dilutive potential common shares	52,091,526	29,388,650

		Net Profit (Loss) per share - Basic	$.0.02	($0.05)
		Net Profit (Loss) per share - Diluted	$0.02	($0.05)

	(f)	Fixed Assets / Depreciation

		(i)	The company depreciates its fixed assets at 20% per annum on a straight-line basis.

			December 31
			2004	2003
		Equipment and plan	$24,662	$24,662
		Accumulated depreciation	(24,662)	(24,288)
			$--	$374

		(ii)

Fixed assets that were recorded previously under UCO Energy Corporation were removed from these financial statements as at December 31, 2003 because these fixed assets had been seized by a third party due to a default of an Agreement. (See Note 2(d)) This seizure action could cause lease terminations, noncancelable lease costs and disposal of or removal of these fixed assets from operations.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2004
(Expressed in U.S. Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(g) Mining Properties and Exploration Costs

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

(h) Environment Remedial Liability

SOP 96-1 provides accounting guidance for environmental remedial liabilities. The Company does not own any properties that are subject to environmental remedial liabilities. The wholly owned subsidiary, Gretna Capital Corporation, has a wholly owned subsidiary, AMT Canada Inc., that had mineral resource properties in the Yukon Territory, Canada, that had no mineral resource operational activity during the period from date of acquisition of the subsidiary, on November 6, 2001, to the date of divestiture on February 14, 2003, and, accordingly, management is not aware of any known environmental remedial liabilities as at December 31, 2004.

(i) Stock-Based Compensation

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

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2004
(Expressed in U.S. Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

	(j)	Segment Reporting

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

		Segmented information of the Company's identifiable assets and operating activities, is as follows:

		December 31, 2004	Canada	U.S.	Total
		Current assets	$25,025	$0	$25,025
		Net fixed assets	0	0	0
		Total Assets	$25,025	$0	$25,025

		Revenue	$1,249	0	1,249
		Cost of good sold	(1,100)	0	(1,100)
		Administration costs	(65,358)	1,089,498	1,024,140
		Net (loss) for the period	$(65,209)	$(1,089,498)	$1,024,289

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2004
(Expressed in U.S. Dollars)

		December 31, 2003	Canada	U.S.	Total
		Current assets	$0	$112,173	$112,173
		Net fixed assets	0	374	374
		Total Assets	$0	$112,547	$112,547

		Revenue	$0	691,870	691,870
		Cost of good sold	0	354,770	354,770
		Administration costs	774,525	958,905	1,733,430
		Net (loss) for the year	$(774,525)	$(621,805)	$(1,396,330)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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
December 31, 2004
(Expressed in U.S. Dollars)

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

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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
December 31, 2004
(Expressed in U.S. Dollars)

Note 3.	RELATED PARTY TRANSACTIONS

	(a)

On May 5, 2003, the Company entered into a management agreement with its Chief Executive, Robert Kinloch, in anticipation of new responsibilities relating to the purchase of UCO Energy Corp. The agreement is for a term of one year with a salary of $75,000. Management fees of $75,000 are expensed in these financial statements for the year ended December 31, 2004. The total amount of management fees unpaid disclosed in current liabilities as at December 31, 2004 is $11,667.

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

The Company has losses that total $3,171,614 for income tax purposes as at December 31, 2004. There are no current or deferred tax expenses for the years ended December 31, 2004 and 2003, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

			2004	2003
		Deferred tax assets	$1,078,349	$1,426,607
		Valuation allowance	$(1,078,349)	(1,426,607)
		Net deferred tax assets	$-	$-

		A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the years ended December 31, 2004 and 2003 is as follows:

			2004	2003
		Statutory federal income tax rate	-34.0%	-34.0%
		Valuation allowance	34.0%	34.0%
		Effective tax rate	0.0%	0.0%

The benefit of a potential reduction in future income taxes has not been recorded as an asset at December 31, 2004 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2004
(Expressed in U.S. Dollars)

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

	Shares have been issued that give rise to compensation expense. This compensation is amortized over a five year period. Details of compensation expense and deferred compensation are as follows:
					Deferred Compensation expense Quarter Ended
				Deferred Portion	December 31,
		Total	Compensation	12/31/2004	2004	2003
	a)	2,000,000 common shares issued as a
		finder's fee to Robert Kinloch, a
		director and officer of the Company at
		a price of $0.05 per share	$100,000	$--	$--	$16,000
	b)	5,000,000 common shares subscribe
		by James Oste, a director and officer of
		the Company at a cash price of $0.01
		per share for a total of $50,000 giving
		rise to compensation at $0.04 per
		share, or $200,000	200,000	--	--	32,000
	c)	250,000 common shares issued for
		consulting services to David Glass
		at a price of $0.05 per share	2,500	--	43	500
	d)	3,000,000 common shares exercised
		on stock options	117,000		30,944	17,850
	e)	3,000,000 common shares exercised on
		stock options at a cash price of $0.001 per
		share giving rise to compensation of
		$0.059 per share or $177,000	177,000	113,973	44,213	8,850
			$596,500	$148,168	$75,200	$75,200
		Deferred Compensation Expensed to December 31, 2004		$448,332
				$596,500

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2004
(Expressed in U.S. Dollars)

Note 7.	PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at December 31, 2004 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.

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

The Company has a loan payable of $311,400 to Pride of Aspen Associates LLC. This amount is unsecured, bears no interest, with no specific terms of repayment and is disclosed as a current liability.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2004
(Expressed in U.S. Dollars)

Note 11.	Disposition of Subsidiary Operations

	Impairment of assets and discontinuous of operations was recorded during the years. Details of costs incurred and liabilities eliminated tie into consolidated statement of income as follows:
			2004	2003		2002	2001	Total
	Written offs during the year
	Notes payable / receivable	$		$7,142	$		$(21,840)	$(14,698)
	Loans payable / receivable						109,212	109,212
	Fixed assets and leases			(84,688)				(84,688)
	Divesture of assets			(658,165)		691,979		33,814
	Goodwill			933,808				993,808
	Intercompany liabilities / assets		(1,388,286)					(1,288,286)
			$(1,388,286)	$258,097	$		$87,372	$(350,838)

Note 12.	Subsequent Event

Management after December 31, 2004 entered into discussion with the individual recipients of the previously issued common stock which formed the consideration for the company's purchase of UCO Energy Corp. These discussions are intended to rationalize the share issued for consideration, through proportional cancellation without reliance on a full consolidation of share capital. While management cannot guarantee that these cancellations will occur, it is highly encouraged by the understanding shown by certain shareholders for the logic and rationale of such a transaction. These discussions are taking place pursuant to the company's now defunct coal recovery venture in Southern Illinois. Any stock cancellations would be entered into without any compensation, payable by the company, of any kind.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Registration Statement.

ITEM 8A.   CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)     Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

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

		Date of	Date of
		Election of	Termination
Name	Position Held	Designation	or Resignation
Robert Kinloch	President, CEO, CFO	03/05/00	Current
Treasurer and sole director

Donald Kinloch	Secretary	09/01/02	Current

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

ITEM 10.   EXECUTIVE COMPENSATION.

The following table sets forth the aggregate compensation paid by the Company for services rendered during the period indicated:

Summary Compensation Table

		Annual Compensation			Long Term Compensation
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

				Other	Restricted	Securities
Name and Principal				Annual	Stock	Underlying	LTIP	All Other
Position		Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
[1]	Year	($)	($)	($)	($)	(#)	($)	($)

Robert Kinloch	2004	75,000	0	0	0	0	0	0
President, CFO	2003	75,000	0	0	1,500,000	0	0	0
Treasurer, CFO	2002	9,000	0	0	1,000,000	0	0	0
& Director

Donald Kinloch	2004	0	0	0	0	0	0	0
Secretary	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

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

Option/SAR Grants in the last Fiscal Year

Number of
	Securities	Percentage of	Market
	Underlying	Options granted to	Exercise of	Price on
	Options	Employees in the	Base Price	Date of	Expiration
Name	Granted	Fiscal Year	($/Sh)	Grant	Date

Robert Kinloch	1,500,000	100%	$0.02	$0.04	12/31/03

Aggregate Options Exercised in the Last Fiscal Year and Fiscal Year-End
Option Values

			Number of securities		Value of unexercised
	Shares	Value	underlying unexercised		in-the-money
	acquired on	Realized	Options 12/31/03		options 12/31/03
Name	(#)	($)	(#)		($)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Robert Kinloch	1,500,000	$50,000	-0-	-0-	-0-	-0-

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who own more than five percent of the Company's Common Stock as of December 31, 2004:

	Amount and
Name of Beneficial	Nature of		Percent
Owner	Beneficial Owner	Position	of Class
Robert J. Kinloch	2,068,324	President, Chief Executive	3.9%
2501 Lansdowne Ave.		Officer and a member of the
Saskatoon, SK		Board of Directors
Canada S7J 1H3

Donald Kinloch	0	Secretary	0.00%
113 Donald Street
Belleville, Ontario
Canada K8P 1J6

All officer and Directors as	2,068,324	3.9%
a Group (2 persons)

Ed Lawson	2,818,564	5.29%
105 Lower Broadford Road
Bellevue, ID 83313

Alonzo B. Leavell	10,000,000	18.78%
1807 East 1750 South
Gooding, ID 83330

Dona Rose	14,092,818	26.46%
PO Box
Ketchum, ID 83340

UCO Energy Inc	18,790,425	35.28%
37673 New Castle Road
Murrieta, CA 92563

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Registrant has engaged in no transactions with management or others in which the amount involved exceeds $100.00 other than $11,667.00 owed to Rob Kinloch, our president.

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

Exhibits

The following documents are incorporated herein by reference from the Registrant's Form 10SB Registration Statement and all amendments thereto, which was filed with the Securities and Exchange Commission on August 8, 1999, and all exhibits thereto, as filed with the Commission:

Exhibit No	Description

3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.

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

$17,500.00	Moen & Company

$3,750.00	K & P Accounting Services

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of May, 2005.

MAVERICK MINERALS CORPORATION
(Registrant)

BY:	/s/ Robert Kinloch
Robert Kinloch
President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ Robert Kinloch	President, Principal Executive Officer,	May13, 2005
Robert Kinloch	Treasurer, Principal Financial Officer and a member of the Board of Directors.