Form 10QSB
period 2005-03-31
MAVERICK MINERALS CORP
filed 2005-05-18
CIK 1074929

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ending MARCH 31, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [X]

===================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

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

Board of Directors
Maverick Minerals Corporation (A Nevada Corporation)
(An Exploration Stage Company)

We have reviewed the accompanying balance sheets of Maverick Minerals Corporation (A Nevada Corporation) as of March 31, 2005 and March 31, 2004, and the related statements of income, retained earnings (deficit), cash flows and changes in stockholders' equity for the three month periods ended March 31, 2005 and March 31, 2004. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

"Moen and Company"
("Signed")

Chartered Accountants
Vancouver, British Columbia, Canada
May 9, 2005

"Independent Accountants and Auditors"

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheets
March 31, 2005
(Expressed in U.S. Dollars)
(With Comparative Figures at December 31, 2004)

			March 31,	December 31,
			2005	2004
			(Unaudited)	(Audited)
Current Assets	ASSETS
	Cash		$61	$25,025
	TOTAL CURRENT ASSETS		61	25,025
Fixed Assets (Note 2(e))
	Equipment, at cost		24,662	24,662
Accumulated depreciation			(24,662)	(24,662)
			-	-
	TOTAL ASSETS		$61	$25,025

	LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
	Accounts payable and accrued		$16,770	$15,970
	Loans payable (Note 7)		311,400	311,400
	Management fees payable (Note 3(a))		9,776	11,667
	TOTAL CURRENT LIABILITIES		337,946	339,037
Stockholders' Equity
	Capital Stock
Authorized:
	100,000,000 common shares at $0.001 par value
Issued and fully paid
	Par value		80,756	53,256
	Additional paid-in capital		2,933,443	2,933,443
	Capital stock subscribed but stock not yet issued			27,500
	Deferred compensation (Note 8)		(129,368)	(148,168)
			2,884,831	2,866,031
	Deficit, accumulated during the exploration stage		(3,214,287)	(3,171,614)
	Cumulative currency translation adjustment (Note 2(b))		(8,429)	(8,429)
TOTAL STOCKHOLDERS' EQUITY			(337,885)	(314,012)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY			$61	$25,025

		Going Concern: Note 1
		Commitments: Notes 3 & 7
Approved on Behalf of the Board		Subsequent Event: Note 11
	"Robert J. Kinloch"	, Director

The Accompanying Notes are an Integral Part of These Financial Statements

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Income
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative From Date of Inception on August 27,1998 to March 31,		Three Months Ended March 31,
	2005		2005		2004

Revenue	$717,585	$		$
Cost of Good Sold	355,870
Gross Margin	361,715

General and Administration Expenses
Audit fees	42,308
Amortization of deferred
compensation	467,132		18,800		18,800
Depreciation	306,676				374
Equipment - Fuel & Lease	444,860
Insurance	138,375
Accounting, legal, engineering & consulting,
investor relations	1,003,838		1,236		14,143
Management fees	292,215		18,750		18,750
Office expenses	182,231		494		1,757
Repairs and maintenance	332,670
Royalties	171,339
Telephone and utilities	230,531
Transfer agent fees	20,174		36		1,115
Travel expenses	167,399		3,357		6,056
Wages and benefits	127,092
Write off assets/liabilities	(350,838)
Total administration expenses	3,576,002		42,673		60,995
Profit (Loss) for the period	(3,214,287)		(42,673)		(60,995)
Income taxes

Net Profit (Loss) for the Period	$(3,214,287)		$(42,673)		$(60,995)

The Accompanying Notes are an Integral Part of These Financial Statements

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Retained Earnings (Deficit)
(Expressed in U.S. Dollars)
(Unaudited)

		Cumulative From Date of Inception on August 27,1998 to March 31,	Three Months Ended March 31,
		2005	2005	2004

Balance, beginning
of period	$		$(3,171,614)	$(4,195,903)

Net Profit(Loss) for
the Period		(3,214,287)	(42,673)	(60,995)

Retained Earnings (Deficit),
End of Period		$(3,214,287)	$(3,214,287)	$(4,256,898)

The Accompanying Notes are an Integral Part of These Financial Statements

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period	$(42,673)	$(60,995)
Items not requiring use of cash
Shares issued for
- services
- liabilities
- acquisition of properties
- reverse takeover
Write off assets/liabilities
Deferred compensation expenses	18,800	18,800
Depreciation	-	374
Changes in non-cash working capital items
Accounts payable and accrued	800	10,401
Management fee payable	(1,891)	11,133
Cumulative currency translation adjustment
	(24,964)	(20,287)
Investing Activities
Purchase of equipment
Disposal of equipment

Financing Activities
Capital stock subscribed for cash
Notes payable
Loans payable		20,356
Loan from UCO Energy Inc.
Loans from related parties
	-	20,356
Increase in Cash
During the Period	(24,964)	69
Cash (Overdraft), Beginning
of the Period	25,025	21,294
Cash (Overdraft),
End of Period	$61	$21,363

The Accompanying Notes are an Integral Part of These Financial Statements

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Stockholders' Equity
For the Period From Decemeber 31, 2001 to March 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)

								Cumulative
	Price	Number of		Additional		Total	Retained	Currency	Total
	Per	Common	par	Paid-in	Deferred	Capital	Earnings	Translation	Stockholders'
	Share	Shares	Value	Capital	Compensation	Stock	(Deficit)	Adjustment	Equity

Balance, December 31, 2001		17,788,250	17,788	1,991,113	(373,768)	1,635,133	(1,185,687)	(9,302)	440,144
Shares issued for
debt - Cardinal	$0.08	800,000	800	59,200		60,000			60,000
Shares issued for
consulting - Getty	$0.07	1,500,000	1,500	98,500		100,000			100,000
Shares issued for cash	$0.20	100,000	100	19,900		20,000			20,000
Deferred compensation amortization					75,200	75,200			75,200
Net loss for year ended December 31, 2002							(1,613,886)		(1,613,886)
Balance, December 31, 2002		20,188,250	20,188	2,168,713	(298,568)	1,890,333	(2,799,573)	(9,302)	(918,542)
Shares issued for bonus	$0.001	665,000	665	-		665			665
Shares for services	$0.001	25,000	25	-		25			25
Deferred compensation amortization					18,800	18,800			37,600
Net loss for three month
period ended March 30, 2003							(45,837)		(45,837)
Balance, March 31, 2003		20,878,250	20,878	2,168,713	(279,768)	1,909,823	(2,845,410)	(9,302)	(926,089)
Reverse split 1 : 5
on May 13, 2003		4,176,126	4,176	2,185,415	(279,768)	1,909,823	(2,845,410)	(9,302)	(944,889)
Shares issued May 14, 2003,
advance for reverse takeover to be completed
in July 2003	$0.02	37,580,400	37,580	714,028		751,608			751,608
Shares issued July 8, 2003						-
management fees	$0.01	1,500,000	1,500	19,000		20,500			20,500
Deferred compensation amortization					56,400	56,400			56,400
Cumulative currency translation adjustment								873	873
Net loss for year ended December 31, 2003							(1,350,493)		(1,350,493)
Balance, December 31, 2003		43,256,526	43,256	2,918,443	(223,368)	2,738,331	(4,195,903)	(8,429)	(1,466,001)
Shares issued for cash		10,000,000	10,000	15,000		25,000			25,000
in June 21, 2004	$0.025
Deferred compensation amortization					75,200	75,200			75,200
Net loss for year ended December 31, 2004						-	1,024,289		1,024,289
Balance, December 31, 2004		53,256,526	53,256	2,933,443	(148,168)	2,838,531	(3,171,614)	(8,429)	(341,512)
Deferred compensation amortization					18,800	18,800			18,800
Shares issued for cash
in March 31, 2005		27,500,000	27,500			27,500			27,500
Net loss for three month
period ended March 30, 2005							(42,673)		(42,673)
		80,756,526	$ 80,756	$ 2,933,443	$ (129,368)	$ 2,884,831	$ (3,214,287)	$ (8,429)	$ (337,885)

The Accompanying Notes are an Integral Part of These Financial Statements

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploratory Stage Company)
Notes to Financial Statements
March 31, 2005
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

(d)

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $3,214,287 to March 31, 2005 and has a working capital deficiency of $337,885 at March 31, 2005. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	(a)	Administration Costs

Administration costs are written off to operations when incurred.

	(b)	Translation of Foreign Currency

The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the year.

An analysis of the changes in the cumulative currency translation adjustment account, as disclosed as part of stockholders' equity, is as follows:
		Beginning balance, December 31, 2004 and December 31, 2003	$(8,429)	$(8,429)
		Changes during the period	--	--
		Ending balance, March 31, 2005 and March 31, 2004	$(8,429)	(8,429)

	(c)	Basis of Presentation

These financial statements are prepared in accordance with United States of America Generally Accepted Accounting Principles (GAAP).

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploratory Stage Company)
Notes to Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

	(d)	Net Loss Per Share

		Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

		Computation of basic and diluted weighted average of shares outstanding for the period ended March 31, 2005 is as follows:
			Three months Ended March 31,
			2005	2004
		Basic weighted average shares	73,881,526	43,256,526
		Effect of dilutive securities - Stock options (Note 10):
		Qualified plan	1,500,00	1,000,000
		Non-qualified plan	3,000,000	3,000,000
		Options granted and exercised	(665,000)	(665,000)
			3,835,000	3,335,000
		Dilutive potential common shares	77,716,526	47,091,526

		Net Profit (Loss) per share - Basic	($0.00)	($0.00)
		Net Profit (Loss) per share - Diluted	($0.00)	($0.00)

	(e)	Fixed Assets / Depreciation

		The company depreciates its fixed assets at 20% per annum on a straight-line basis.

			March 31
			2005	2004
		Equipment and plant	$24,662	$24,662
		Accumulated depreciation	(24,662)	(24,662)
			$-	$-

	(f)	Stock-Based Compensation

Effective January 1, 2003, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." Stock-based compensation newly issued in 2003 to employees is expensed in accordance with the fair value based method of accounting. The fair value of equity instruments issued to employees is measured on the date of grant and recognized as compensation expense over the applicable vesting period. The Company estimates the fair value of stock options using a Black-Scholes option valuation model. No stock option have been granted since January 1, 2003; accordingly no stock-based compensation has been expensed for the quarter ended March 31, 2005.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploratory Stage Company)
Notes to Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

	(g)	Segment Reporting

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

	March 31, 2005	Canada	U.S.	Total
	Current assets	$-	$61	$61
	Net fixed assets	-	-	-
	Total Assets	$-	$61	$61

	Revenue	$-	-	-
	Cost of good sold	-	-	-
	Administration costs	42,673	-	42,673
	Net (loss) for the year	$(42,673)	$-	$(42,673)

	December 31, 2004	Canada	U.S.	Total
	Current assets	$25,025	$-	$25,025
	Net fixed assets	-	-	-
	Total Assets	$25,025	$-	$25,025

	Revenue	$1,249	-	1,249
	Cost of good sold	(1,100)	-	(1,100)
	Administration costs	(65,358)	1,089,498	1,024,140
	Net (loss) for the period	$(65,209)	$(1,089,498)	$1,024,289

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploratory Stage Company)
Notes to Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)

	March 31, 2004	Canada	U.S.	Total
	Current assets	$-	$112,242	$112,242
	Net fixed assets	-	-	-
	Total Assets	$-	$112,242	$112,242

	Revenue	$-	-	-
	Cost of good sold	-	-	-
	Administration costs	60,995	-	60,995
	Net (loss) for the year	$(60,995)	$-	$(60,995)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

	(h)	Recent Accounting Pronouncements

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

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploratory Stage Company)
Notes to Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)

In December 2004, the FASB issued revised SFAS No. 123, "Share-Based Payment" which replaces SFAS No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No.25, "Accounting for Stock Issued to Employees." This statement, which requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transaction. The statement applies to all awards granted, modified repurchased or cancelled after July 1, 2005, and unvested portion of previously issued and outstanding awards. The Company is currently evaluating the impact of adopting this statement.

Note 3.	RELATED PARTY TRANSACTIONS

	(a)

On May 5, 2003, the Company entered into a management agreement with its Chief Executive, Robert Kinloch. The agreement is for a term of one year with an annual salary of $75,000. Management fees of $18,750 are expensed in these financial statements for the three month period ended March 31, 2005. This management contract has been extended retroactively for a period of one year on the same terms and conditions. The new contract will extend to April 30, 2005. The total amount of management fees unpaid disclosed in current liabilities as at March 31, 2005 is $9,776.

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

The Company has losses that total $3,214,287 as at March 31, 2005. There are no current or deferred tax expenses for the quarter ended March 31, 2005, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

			March 31,	December 31,
			2005	2004
		Deferred tax assets	$1,092,858	$1,078,349
		Valuation allowance	$(1,092,858)	$(1,078,349)
		Net deferred tax assets	$-	$-

	A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for quarter ended March 31, 2005 is as follows:

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploratory Stage Company)
Notes to Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)

		2005	2004
	Statutory federal income tax rate	-34.0%	-34.0%
	Valuation allowance	34.0%	34.0%
	Effective income tax rate	0.0%	0.0%

Note 5.	PENSION AND EMPLOYMENT LIABILITIES

	The Company does not have any liabilities as at March 31, 2005 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.

Note 6.	FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and current liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values. The Company does not have any off-balance sheet debt.

Note 7.	LOANS PAYABLE

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

	Shares have been issued that give rise to compensation expense. This compensation is amortized over a five year period. Details of compensation expense and deferred compensation are as follows:

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploratory Stage Company)
Notes to Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)

				Deferred Portion	Deferred Compensation Expense Quarter Ended March 31,
		Total	Compensation	31/03/2004	2005	2004
	a)	2,000,000 common shares issued as a finder's
		fee to Robert Kinloch, a director and officer
		of the Company at a price of $0.05 per share	$100,000	$--	$--	$--
	b)	5,000,000 common shares subscribe by James
		Oste, a director and officer of the Company
		at a cash price of $0.01 per share for a total
		of $50,000 giving rise to compensation at
		$0.04 per share, or $200,000	200,000	--	--	--
	c)	250,000 common shares issued for consulting
		services to David Glass at a price of $0.05 per share	2,500	--	--	125
	d)	3,000,000 common shares exercised on
		stock options	117,000	17,608	16,587	16,462
	e)	3,000,000 common shares exercised on stock
		options at a cash price of $0.001 per share
		giving rise to compensation of $0.059
		per share or $177,000	177,000	111,760	2,213	2,213
			$596,500	$129,368	$18,800	$18,800
	Deferred Compensation Expensed to March 31, 2005			$467,132
				$596,500

Note 9.	STOCK OPTION PLANS

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

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploratory Stage Company)
Notes to Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)

Note 10.	Disposition of Subsidiary Operations

	Impairment of assets and discontinuous of operations was recorded during the years. Details of costs incurred and liabilities eliminated tie into consolidated statement of income as follows:

			2004	2003		2002	2001	Total
	Written offs during the years
	Notes payable / receivable	$		$7,142	$		$(21,840)	$(14,698)
	Loans payable / receivable						109,212	109,212
	Fixed assets and leases			(84,688)				(84,688)
	Divestiture of assets			(658,165)		691,979		33,814
	Goodwill			993,808				993,808
	Intercompany liabilities / assets		(1,388,286)					(1,388,286)
			$(1,388,286)	$258,097		$691,979	$87,372	$(350,838)

Note 11.	Subsequent Event

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

To meet its need for additional cash the Company is attempting to raise money from third parties. At the present time, the Company has not mad any arrangements to raise additional cash. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

Financing Activities

The company raised a total of $27,500.00 during the first quarter through the issuance of stock. Any equity issue is dilutive to existing shareholders. The company will need to raise further funds to continue as an ongoing business. This may take the form of debt or equity. No arrangements for any further financings have been finalized by the company at this time. Management continues to speak to interested parties who may be willing to provide funding and we will provide information on any progress with potential funders however no positive inference should be drawn from our discussions and no guarantee can be given that we will be successful in raising any money for the corporation. In the event future funds are raised through the issuance of equity this will have the effect of further diluting existing shareholders.

Subsequent Events

The existing management agreement with our Chief Executive Officer expired subsequent to the quarter. It is expected that it will be renewed in the near future on terms similar to the previous management agreement however no formal arrangement has yet been formalized. Duties are being performed on an interim basis pending a new agreement.

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

Dated this 18th day of May, 2005.

MAVERICK MINERALS CORPORATION
(formerly known as Pacific Cart Services Ltd.)
(Registrant)

BY:	/s/ Robert Kinloch
Robert Kinloch, President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer and member of the Board of Directors