Form 10QSB
period 2005-06-30
MAVERICK MINERALS CORP
filed 2005-08-15
CIK 1074929

===============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ending JUNE 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [X]

=======================================================================================

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
(An Exploration Stage Company)

We have reviewed the accompanying balance sheet of Maverick Minerals Corporation (A Nevada Corporation) as of June 30, 2005, and the related statements of operations, retained earnings (deficit), cash flows and changes in stockholders' equity for the three month and six month periods ended June 30, 2005 and June 30, 2004. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ Moen and Company
("Signed")
Vancouver, British Columbia, Canada	Chartered Accountants
August 4, 2005

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheets
June 20, 2005
(Expressed in U.S. Dollars)
(With Comparative Figures at December 31, 2004)
		June 30,	December 31,
		2005	2004
		(Unaudited)	(Audited)
ASSETS
Cash		$21	$25,025
TOTAL CURRENT ASSETS		21	25,025
Fixed Assets (Note 2 (e))
Equipment, at cost		24,662	24,662
Accumulated depreciation		(24,662)	(24,662)
NET FIXED ASSETS		-	-
TOTAL ASSETS		$21	$25,025

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities		$25,170	$15,970
Loan payable (Note 7)		311,400	311,400
Management fees payable (Note 3)		-	11,667
TOTAL CURRENT LIABILITIES		336,570	339,037
Stockholders' Equity
Capital Stock
Authorized:
100,000,000 common shares at $0.001 each par value
Issued and fully paid
Par value		26,377	53,256
Additional paid-in capital		2,987,822	2,933,443
Capital stock subscribed but stock not yet issued		-	27,500
Deferred compensation (Note 8)		(110,568)	(148,168)
		2,903,631	2,866,031
Deficit, accumulated during the exploration stage		(3,280,751)	(3,171,614)
Convertible loan (Notes 7, 11)		49,000	-
Cumulative currency translation adjustment (Note 2(b))		(8,429)	(8,429)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)		(336,549)	(314,012)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$21	$25,025

		Going Concern: Note 1
		Commitments: Notes 7
		Subsequent Events: Note 11
/s/ Robert J. Kinloch	, Director

The Accompanying Notes are an Integral Part of these Financial Statements

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative From
	Date of Inception
	on August 27,1998	Six Months Ended		Three Months Ended
	to June 30,	June 30,		June 30,
	2005	2005	2004	2005	2004

Revenue	$717,585	$-	$1,249	$-	$1,249
Cost of Good Sold	355,870	-	1,100	-	1,100
Gross Margin	361,715	-	149	-	149

General and Administration Expenses
Audit fees	57,808	15,500	-	15,500	-
Amortization of deferred
compensation	485,932	37,600	37,600	18,800	18,800
Depreciation	306,676	-	374	-
Equipment - Fuel & Lease	444,860	-	72,835	-	72,835
Insurance	138,375	-	20,719	-	20,719
Accounting, legal, engineering & consulting,
investor relations	1,004,389	1,787	30,782	551	16,639
Management fees	310,965	37,500	37,500	18,750	18,750
Office expenses	186,846	5,109	27,323	4,615	25,566
Repairs and maintenance	332,670	-	3,534	-	3,534
Royalties	171,339	-	5,347	-	5,347
Telephone and utilities	230,531	-	11,591	-	11,591
Transfer agent fees	20,326	188	1,763	152	648
Travel expenses	175,495	11,453	20,672	8,096	14,616
Wages and benefits	127,092	-		-	-
Write off assets/liabilities(Note 10)	(350,838)	-	(48,101)	-	(48,101)
Total general and administration
expenses	3,642,466	109,137	221,939	66,464	160,944
Profit (Loss) for the period	(3,280,751)	(109,137)	(221,790)	(66,464)	(160,795)
Income taxes (Note 4)	-	-	-	-	-

Net Profit (Loss) for the Period	$(3,280,751)	$(109,137)	$(221,790)	$(66,464)	$(160,795)

The Accompanying Notes are an Integral Part of These Financial Statements

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Retained Earnings (Deficit)
(Expressed in U.S. Dollars)

	Cumulative From
	Date of Inception
	on August 27,1998	Six Months Ended		Three Months Ended
	to June 30,	June 30,		June 30,
	2005	2005	2004	2005	2004

Balance, beginning of period	$-	$(3,171,614)	$(4,195,903)	$(3,214,287)	$(4,256,898)

Net Profit (Loss) for the Period	(3,280,751)	(109,137)	(221,790)	(66,464)	(160,795)

Retained Earnings (Deficit)
End of Period	$(3,280,751)	$(3,280,751)	$(4,417,693)	$(3,280,751)	$(4,417,693)

The Accompanying Notes are an Integral Part of These Financial Statements

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period	$(109,137)	$(221,790)	$(66,464)	$(160,795)
Items not requiring use of cash
Deferred compensation expenses	37,600	37,600	18,800	18,800
Depreciation	-	374	-	-
Changes in non-cash working capital items
Prepaid expense	-	11,800	-	11,800
Accounts payable and accrued liabilities	9,200	90,619	8,400	80,218
Management fee payable	(11,667)	18,438	(9,776)	7,305
Accounts receivable	-	41,559	-	41,559
Cash used for operating activities	(74,004)	(21,400)	(49,040)	(1,113)

Investing Activities	-	-	-	-

Financing Activities
Capital stock subscribed for cash	-	25,000	-	25,000
Notes payable		22,355	49,000	1,999
Loans payable	49,000	10,000	-	10,000
Loan from UCO Energy Inc.	-	(53,786)	-	(53,786)
Cash derived from (used for) financing activities	49,000	3,569	49,000	(16,787)
Increase (Decrease) in Cash
During the Period	(25,004)	(17,831)	(40)	(17,900)
Cash, Beginning
of the Period	25,025	21,294	61	21,363

Cash, End of Period	$21	$3,463	$21	$3,463

The Accompanying Notes are an Integral Part of These Financial Statements.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Stockholders' Equity
For the Period From December 31, 2001 to June 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)
			par					Cumulative
	Price	Number of	Value	Additional		Total	Retained	Currency	Total
	Per	Common	@$0.001	Paid-in	Deferred	Capital	Earnings	Translation	Stockholders'
	Share	Shares	Per Share	Capital	Compensation	Stock	(Deficit)	Adjustment	Equity

Balance, December 31, 2001		17,788,250	17,788	1,991,113	(373,768)	1,635,133	(1,185,687)	(9,302)	440,144
Shares issued for
debt - Cardinal	$0.08	800,000	800	59,200		60,000			60,000
Shares issued for
consulting - Getty	$0.07	1,500,000	1,500	98,500		100,000			100,000
Shares issued for cash	$0.20	100,000	100	19,900		20,000			20,000
Deferred compensation amortization					75,200	75,200			75,200
Net loss for year ended December 31, 2002							(1,613,886)		(1,613,886)
Balance, December 31, 2002		20,188,250	20,188	2,168,713	(298,568)	1,890,333	(2,799,573)	(9,302)	(918,542)
Shares issued for bonus	$0.001	665,000	665	-		665			665
Shares for services	$0.001	25,000	25	-		25			25
Deferred compensation amortization					18,800	18,800			37,600
Net loss for three month
period ended March 30, 2003							(45,837)		(45,837)
Balance, March 31, 2003		20,878,250	20,878	2,168,713	(279,768)	1,909,823	(2,845,410)	(9,302)	(926,089)
Reverse split 1 : 5
on May 13, 2003		4,176,126	4,176	2,185,415	(279,768)	1,909,823	(2,845,410)	(9,302)	(944,889)
Shares issued May 14, 2003,
advance for reverse takeover to be completed
in July 2003	$0.02	37,580,400	37,580	714,028		751,608			751,608
Shares issued July 8, 2003						-
management fees	$0.01	1,500,000	1,500	19,000		20,500			20,500
Deferred compensation amortization					56,400	56,400			56,400
Cumulative currency translation adjustment								873	873
Net loss for year ended December 31, 2003							(1,350,493)		(1,350,493)
Balance, December 31, 2003		43,256,526	43,256	2,918,443	(223,368)	2,738,331	(4,195,903)	(8,429)	(1,466,001)
Shares issued for cash		10,000,000	10,000	15,000		25,000			25,000
in June 21, 2004	$0.025
Deferred compensation amortization					75,200	75,200			75,200
Net loss for year ended December 31, 2004						-	1,024,289		1,024,289
Balance, December 31, 2004		53,256,526	53,256	2,933,443	(148,168)	2,838,531	(3,171,614)	(8,429)	(341,512)
Deferred compensation amortization					37,600	37,600			37,600
Shares issued for cash
in March 31, 2005		27,500,000	27,500			27,500			27,500
Cancellation of shares		(54,379,318)	(54,379)	54,379		-			-
Net loss for six month
period ended June 30, 2005							(93,637)		(93,637)
		26,377,208	$ 26,377	$2,987,822	$ (110,568)	$ 2,903,631	$(3,265,251)	$ (8,429)	(370,049)
Convertible loan (Note 11)									49,000
Balance, June 30, 2005									$ (321,049)

The Accompanying Notes are an Integral Part of These Financial Statements.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2005
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

(d)

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $3,265,251 to June 30, 2005 and has a working capital deficiency of $321,049 at June 30, 2005. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company' s business.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	(a)	General and Administration Expenses
General and administration expenses are written off to operations when incurred.

	(b)	Translation of Foreign Currency
The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the year.

An analysis of the changes in the cumulative currency translation adjustment account, as disclosed as part of stockholders' equity, is as follows:

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont' d)

	(b)	Translation of Foreign Currency

Beginning balance, December 31, 2004 and December 31, 2003		$(8,429)	$(8,429)
Changes during the period		--	--
Ending balance, June 30, 2005 and June 30, 2004		$(8,429)	$(8,429)

	(c)	Basis of Presentation

These financial statements are prepared in accordance with United States of America Generally Accepted Accounting Principles (GAAP).

	(d)	Net Loss Per Share

Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

Computation of basic and diluted weighted average of shares outstanding for the period ended June 30, 2005 is as follows:

		Six Months Ended June 30,
	2005		2004
Basic weighted average shares	26,377,208	*	48,256,526
Effect of dilutive securities - Stock options (Note 10):
Qualified plan	1,500,000		1,000,000
Non-qualified plan	3,000,000		3,000,000
Options granted and exercised	(1,165,000)		(665,000)
	3,335,000		3,335,000
Dilutive potential common shares	30,212,208		51,591,526
Anti-Dilutive	26,377,208		48,256,526
Net Profit (Loss) per share - Basic	($0.00)		($0.00)
Net Profit (Loss) per share - Diluted	($0.00)		($0.00)

*

The above are after cancellations that total 54,379,318 common shares from its issued and outstanding share capital during the period ended June 30, 2005. The cancellations were voluntarily, without compensation and were agreed to by 6 separate shareholders.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont' d)

	(e)	Fixed Assets / Depreciation
The company depreciates its fixed assets at 20% per annum on a straight-line basis.

	June 30,
	2005	2004
Equipment and plant	$24,662	$24,662
Accumulated depreciation	(24,662)	(24,662)
	$-	$-

(f)	Stock-Based Compensation

Effective January 1, 2003, the Company adopted SFAS No. 123, A Accounting for Stock-Based Compensation.@ Stock-based compensation newly issued in 2003 to employees is expensed in accordance with the fair value based method of accounting. The fair value of equity instruments issued to employees is measured on the date of grant and recognized as compensation expense over the applicable vesting period. The Company estimates the fair value of stock options using a Black-Scholes option valuation model. No stock option have been granted since January 1, 2003; accordingly no stock-based compensation has been expensed for the quarter ended June 30, 2005.

(g)	Segment Reporting

SFAS No.131, A Disclosures about Segments of an Enterprise and Related Information,@ establishes standards for a public company to report financial and descriptive information about its reportable operating segments in annual and interim financial reports. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single operating segment provided aggregation is consistent with objective an basic principles of SFAS No.131, if the segments have similar economic characteristics, and the segments are considered similar under criteria provided by SFAS No.131. SFAS No.131 also establishes standards and related disclosures about the way the operating segments were determined, products and services, geographic areas and major customers, differences between the measurements used in reporting segment information and those used in the Company' s general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

Note 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont' d)

June 30, 2005	Canada	U.S.	Total
Current assets	$-	$21	$21
Net fixed assets	-	-	-
Total Assets	$-	$21	$21
Six Months Ended June 30, 2005
Revenue	$-	-	-
Cost of good sold	-	-	-
Administration costs	109,137	-	109,137
Net (loss) for the year	$(109,137)	$-	$(109,137)

December 31, 2004	Canada	U.S.	Total
Current assets	$25,025	$-	$25,025
Net fixed assets	-	-	-
Total Assets	$25,025	$-	$25,025
Year Ended December 31, 2004
Revenue	$1,249	-	1,249
Cost of good sold	(1,100)	-	(1,100)
Administration costs	(65,358)	1,089,498	1,024,140
Net (loss) for the period	$(65,209)	$(1,089,498)	$1,024,289

June 30, 2004	Canada	U.S.	Total
Current assets	$-	$40,983	$40,983
Net fixed assets	-	-	-
Total Assets	$-	$40,983	$40,983
Six Months Ended June 30, 2004
Revenue	$-	-	-
Cost of good sold	-	-	-
Administration costs	221,790	-	221,790
Net (loss) for the year	$(221,790)	$-	$(221,790)

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont' d)

(h) Recent Accounting Pronouncements

In December 2004, the FASB issued revised SFAS No. 123, A Share-Based Payment@ which replaces SFAS No. 123 A Accounting for Stock-Based Compensation@ and supersedes APB Opinion No.25, A Accounting for Stock Issued to Employees.@ This statement, which requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transaction. The statement applies to all awards granted, modified repurchased or cancelled after July 1, 2005, and unvested portion of previously issued and outstanding awards. The Company is currently evaluating the impact of adopting this statement.

Note 3.	RELATED PARTY TRANSACTIONS

On May 3, 2003, the Company entered into a management agreement with its chief Executive, Robert Kinloch. The agreement was for a term of one year with an annual salary of $75,000. This contract was extended for one year under the same terms and conditions and the extension expired on April 30, 2005. A new management contract with a two year term was entered into on June 1, 2005 with substantially the same terms and conditions and will expire, unless amended, on May 31, 2007. Management fees of $37,500 are expensed in these financial statements for the six month period ended June 30, 2005

Note 4.	INCOME TAXES

The Company has losses that total $3,265,251 as at June 30, 2005. There are no current or deferred tax expenses for the quarter ended June 30, 2005, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

Note 4.     INCOME TAXES (cont'd)

	June 30, 2005	December 31, 2004
Deferred tax assets	$1,110,185	$1,078,349
Valuation allowance	$(1,110,185)	$(1,078,349)
Net deferred tax assets	$-	$-

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for period ended June 30, 2005 and June 30, 2004 is as follows:

	2005	2004
Statutory federal income tax rate	-34.0%	-34.0%
Valuation allowance	34.0%	34.0%
Effective income tax rate	0.0%	0.0%

Note 5.	PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at June 30, 2005 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.

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

The Company has a loan payable of $311,400 to Pride of Aspen Associates LLC. This amount is unsecured, bears no interest, with no specific terms of repayment, and is disclosed as a current liability.

On April 27, 2005, the Company entered into a Loan Agreement with Mr. Alonzo B. Leavell who agreed to loan $49,000 to the Company. Mr. Leavell subsequently elected, at his sole discretion to convert all of the outstanding amount of the loan into common shares of the Company at a conversion rate of $0.06 per share, by the issuance of 816,667 common share, (see Note 11) and accordingly this loan is recorded as a separate category in stockholders' equity.

Note 8.	COMPENSATION/DEFERRED COMPENSATION

Shares had been issued that gave rise to compensation expense. This compensation is amortized over a five year period. Details of compensation expense and deferred compensation are as follows:

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

					Deferred
					Compensation
					Expense
			Deferred		Quarter Ended
			Portion		June 30,
	Total	Compensation	6/30/2005	2005	2004
a)	2,000,000 common shares issued as a
	finder's fee to Robert Kinloch, a
	director and officer of the Company at
	a price of $0.05 per share	$100,000	$--	$--	$--
b)	5,000,000 common shares subscribe
	by James Oste, a director and officer of
	the Company at a cash price of $0.01
	per share for a total of $50,000 giving
	rise to compensation at $0.04 per
	share, or $200,000	200,000	--	--	--
c)	250,000 common shares issued for
	consulting services to David Glass
	at a price of $0.05 per share	2,500	--	--	43
d)	3,000,000 common shares exercised
	on stock options	117,000	1,021	16,587	16,544
e)	3,000,000 common shares exercised
	on stock options at a cash price of
	$0.001 per share giving rise to
	compensation of $0.059 per share or
	$177,000	177,000	109,547	2,213	2,213
		$596,500	$110,568	$18,800	$18,800
Deferred Compensation Expensed to June 30, 2005			$485,932
			$596,500

Note 9.	STOCK OPTION PLANS

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

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

Note 10.	Disposition of Subsidiary Operations

Impairment of assets and discontinuous of operations was recorded during prior fiscal years. Details of costs incurred and liabilities eliminated are as follows:

		2004	2003		2002	2001	Total
Written offs during the year
Notes payable / receivable	$		$7,142	$		$(21,840)	$(14,698)
Loans payable / receivable						109,212	109,212
Fixed assets and leases			(84,688)				(84,688)
Divestiture of assets			(658,165)		691,979		33,814
Goodwill			993,808				993,808
Intercompany liabilities / assets		(1,388,286)					(1,388,286)
Total		$(1,388,286)	$258,097		$691,979	$87,372	$(350,838)

Note 11.	Subsequent Events

The loan from Mr. Alonzo B. Leavell of $49,000 has been converted to 816,667 common shares of the Company pursuant to the loan agreement dated April 27, 2005.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

This section of this report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Overview

The Company is considered to be an exploration stage enterprise, as its principal operations have not yet produced significant revenue. We were previously involved in the business of coal reclamation in southern Illinois. Our principal operation was recovering surface coal from an underground mining site that had ceased operation in 1991. Due to the inability to run this business at a profit, our default status with respect to our equipment leases, and the difficulty in attracting additional capital on terms favorable to existing shareholders, we ceased operation of this business in the fourth fiscal quarter of 2003 and disposed of our subsidiary company for nominal consideration.

Corporate History

Our Company, Maverick Minerals Corporation, was incorporated in the State of Nevada on August 27, 1998, under the name Pacific Cart Services Ltd. On May 23, 2001, the Company changed its direction to the energy and mineral resource fields, as an exploration stage company. The company adopted a Director's Resolution, dated February 15th 2002, to change its name to Maverick Minerals Corporation.

Commencing on June 21, 1999 our common shares have been continuously quoted for trading on the OTCBB and are presently trading under the symbol "MVRM".

On May 22, 2003 Maverick Minerals Corporation consolidated its share capital at a ratio of one new common share for every five old common shares.

During the second quarter of 2005, certain shareholders agreed to cancel 54,379,318 common shares of the corporation, voluntarily and without compensation, pursuant to the cessation of the company's coal reclamation business in southern Illinois.

Plan of Operation

We are engaged in the acquisition of energy and resource properties. We are a start-up, exploration stage Corporation and have not yet generated or realized any revenues from our business operations.

It is unlikely that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are anticipated until the Company acquires an energy or resource property.

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

Currently the Company owns no properties and accordingly has no exploration or development plans. The Company needs to raise additional capital, acquire an interest in an energy or resource property. There is no assurance that the Company will ever have the money to do so.

If the Company cannot raise money, it will have to cease or suspend operations. If it ceases operations, it does not know what it will do and its does not have any plans to do anything else.

Limited operating history; need for additional capital

There is no historical financial information about the Company upon which to base an evaluation of its future performance. Our past performance indicates failure. The Company cannot guarantee it will be successful in its business operations.

The company is actively seeking a suitable investment in the energy and resource sector. If we find a suitable investment we will need to develop the property and bring it to revenue generation and profitability in order to succeed. Historically, the chances of doing this are miniscule.

To accomplish the foregoing object, the Company must raise money. The Company has no assurance that future financing will be available or if available it will be on acceptable terms. If financing is not available on satisfactory terms, the Company may be unable to continue its operations.

Most recently, the Company relies on loans from Shareholders to maintain operations. From time to time these loans are converted to equity. Details of these conversions can be found in the notes accompanying our Financial Statements.

Results of Operations

The Company generated no revenue in the Second Quarter. Total Stockholders' Equity is in Deficit at ($336,549.00). Management fees for the three Months ended June 30, 2005 were $18,750.00 which constituted the largest cash expense of the Corporation. Travel expenses were $8,096.00 for the same period. Total general and administration expenses were 66,646.00 for the period covered by this report.

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

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS

Exhibits	Item Description

15.1	Awareness Letter on Unaudited Interim Financial Information

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15 and Rule 15d-15(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Dated this 15th day of August, 2005.

MAVERICK MINERALS CORPORATION
(formerly known as Pacific Cart Services Ltd.)
(Registrant)

BY:	/s/ Robert Kinloch
Robert Kinloch, President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer and member of the Board of Directors