Form 10QSB
period 2005-09-30
MAVERICK MINERALS CORP
filed 2005-11-21
CIK 1074929

=======================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ending SEPTEMBER 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

The Registrant is a Shell company. [   ]

=======================================================================================

PART I.   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Balance Sheets
September 30, 2005
(Expressed in U.S. Dollars)
(With Comparative Figures at December 31, 2004)

	September 30,	December 31,
	2005	2004
ASSETS	(Unaudited -	(Audited)
Current Assets	prepared by Management)
Cash	$8,856	$25,025
Net accrued production receivable	16,740	-
TOTAL CURRENT ASSETS	25,596	25,025
Fixed Assets (Note 2(f))
Equipment, at cost	24,662	24,662
Accumulated depreciation	(24,662)	(24,662)
NET FIXED ASSETS	-	-

Investment in S. Neil Unitized Lease (Note 2(i), 11)	1,819,959	-

TOTAL ASSETS	$1,845,555	$25,025

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$93,484	$15,970
Loan payable (Note 7)	331,400	311,400
Note payable (Note 10)	401,750	-
Management fees payable (Note 3)	6,498	11,667
Current portion of long term debt (Note 1(d))	700,000	-
TOTAL CURRENT LIABILITIES	1,533,132	339,037

Long Term Debt (Note 1(d))	700,000	-
Stockholders' Equity
Capital Stock
Authorized:
100,000,000 common shares at $0.001 each par value
Issued and fully paid
Par value	27,347	53,256
Additional paid-in capital	3,041,302	2,933,443
Capital stock subscribed but stock not yet issued	-	27,500
Deferred compensation (Note 8)	(91,768)	(148,168)
	2,976,881	2,866,031
Deficit, accumulated during the exploration stage	(3,400,249)	(3,171,614)
Contributed surplus (Note 9)	44,220	-
Cumulative currency translation adjustment (Note 2(c))	(8,429)	(8,429)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(387,577)	(314,012)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,845,555	$25,025

Going Concern:	Note 1
Commitments:	Notes 1,7 & 10
Approved on Behalf of the Board		Subsequent Event:	Note 13
"Robert J. Kinloch"	, Director

The Accompanying Notes are an Integral Part of These Financial Statements

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

	Cumulative From
	Date of Inception
	on August 27,1998		Nine Months Ended	Three Months Ended
	to September 30,		September 30,	September 30,
	2005	2005	2004	2005	2004

Revenue	$740,835	$23,250	$1,249	$23,250	$-
Cost of Good Sold	362,380	6,510	1,100	6,510	-
Gross Margin	378,455	16,740	149	16,740	-

General and Administration Expenses
Audit fees	61,308	19,000	1,032	3,500	1,032
Amortization of deferred
compensation	504,732	56,400	56,400	18,800	18,800
Depreciation	306,676	-	374	-	-
Equipment - Fuel & Lease	444,860	-	72,835	-	-
Insurance	138,375	-	20,719	-	-
Accounting, legal, engineering, consulting,
investor relations	1,004,939	2,337	33,761	550	2,979
Interest expenses	3,500	3,500		3,500
Management fees	334,715	61,250	56,250	23,750	18,750
Office expenses	188,313	6,576	33,895	1,467	6,572
Repairs and maintenance	363,249	30,579	3,534	30,579	-
Royalties	171,339	-	5,347	-	-
Stock-based compensation	44,220	44,220	-	44,220	-
Telephone and utilities	230,531	-	11,591	-	-
Transfer agent fees	21,314	1,176	1,656	988	(107)
Travel expenses	184,379	20,337	25,576	8,884	4,904
Wages and benefits	127,092	-	-	-	-
Write off assets/liabilities(Note 10)	(350,838)	-	(1,388,286)	-	(1,340,185)
Total general and
administration expenses	3,778,704	245,375	(1,065,316)	136,238	(1,287,255)
Profit (Loss) for the period	(3,400,249)	(228,635)	1,065,465	(119,498)	1,287,255
Income taxes (Note 4)	-	-	-	-	-

Net Profit (Loss) for the Period	$(3,400,249)	$(228,635)	$1,065,465	$(119,498)	$1,287,255

The Accompanying Notes are an Integral Part of These Financial Statements

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statements of Retained Earnings (Deficit)
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

	Cumulative From
	Date of Inception
	on August 27,1998		Nine Months Ended	Three Months Ended
	to September 30,		September 30,	September 30,
	2005	2005	2004	2005	2004

Balance, beginning
of period	$-	$(3,171,614)	$(4,195,903)	$(3,280,751)	$(4,417,693)

Net Profit(Loss) for
the Period	(3,400,249)	(228,635)	1,065,465	(119,498)	1,287,255
Retained Earnings (Deficit),
End of Period	$(3,400,249)	$(3,400,249)	$(3,130,438)	$(3,400,249)	$(3,130,438)

The Accompanying Notes are an Integral Part of These Financial Statements

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period	$(228,635)	$1,065,465	$(119,498)	$1,287,255
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Deferred compensation expenses	56,400	56,400	18,800	18,800
Stock-based compensation	44,220	-	44,220	-
Depreciation	-	374	-	-
Changes in operating assets and liabilities, net of
effects from acquired companies
Prepaid expense		11,800	-	-
Accounts payable and accrued liabilities	77,514	(542,397)	68,314	(633,016)
Management fees payable	(5,169)	(13,841)	6,498	(32,279)
Net accrued oil production receivable	(16,740)	79,079	(16,740)	37,520
Net cash (used in)provided by operating activities	(72,410)	656,880	1,594	678,280

Investing Activities
Investment in S. Neil Unitized Lease	(1,819,959)	-	(1,819,959)	-
Net cash used in investing activities	(1,819,959)	-	(1,819,959)	-

Financing Activities
Capital stock subscribed for cash	5,450	25,000	5,450	-
Note payable	401,750	(141,300)	401,750	(163,655)
Loans payable	69,000	(80,468)	20,000	(90,468)
Long term debt (including current portion)	1,400,000	-	1,400,000	-
Loan from UCO Energy Inc.	-	(460,353)	-	(406,567)
Net cash provided by (used in) financing activities	1,876,200	(657,121)	1,827,200	(660,690)
Increase (Decrease) in Cash
During the Period	(16,169)	(241)	8,835	17,590
Cash, Beginning
of the Period	25,025	21,294	21	3,463

Cash, End of Period	$8,856	$21,053	$8,856	$21,053
Supplemental Information - Non Cash Transaction
Cash advance received to December 31, 2004 on common shares issued in nine months ended
September 30, 2005	$27,500	$-	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Stockholders' Equity
For the Period From Decemeber 31, 2001 to September 30, 2005
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

			par						Cumulative
	Price	Number of	Value	Additional		Total	Retained		Currency	Total
	Per	Common	@$0.001	Paid-in	Deferred	Capital	Earnings	Contributed	Translation	Stockholders'
	Share	Shares	Per Share	Capital	Compensation	Stock	(Deficit)	Surplus	Adjustment	Equity

Balance, December 31, 2001		17,788,250	17,788	1,991,113	(373,768)	1,635,133	(1,185,687)		(9,302)	440,144
Shares issued for
debt - Cardinal	$0.08	800,000	800	59,200		60,000				60,000
Shares issued for
consulting - Getty	$0.07	1,500,000	1,500	98,500		100,000				100,000
Shares issued for cash	$0.20	100,000	100	19,900		20,000				20,000
Deferred compensation amortization					75,200	75,200				75,200
Net loss for year ended December 31, 2002							(1,613,886)			(1,613,886)
Balance, December 31, 2002		20,188,250	20,188	2,168,713	(298,568)	1,890,333	(2,799,573)		(9,302)	(918,542)
Shares issued for bonus	$0.001	665,000	665	-		665				665
Shares for services	$0.001	25,000	25	-		25				25
Deferred compensation amortization					18,800	18,800				37,600
Net loss for three month
period ended March 30, 2003							(45,837)			(45,837)
Balance, March 31, 2003		20,878,250	20,878	2,168,713	(279,768)	1,909,823	(2,845,410)		(9,302)	(926,089)
Reverse split 1 : 5
on May 13, 2003		4,176,126	4,176	2,185,415	(279,768)	1,909,823	(2,845,410)		(9,302)	(944,889)
Shares issued May 14, 2003,
advance for reverse takeover to be completed
in July 2003	$0.02	37,580,400	37,580	714,028		751,608				751,608
Shares issued July 8, 2003						-
management fees	$0.01	1,500,000	1,500	19,000		20,500				20,500
Deferred compensation amortization					56,400	56,400				56,400
Cumulative currency translation adjustment									873	873
Net loss for year ended December 31, 2003							(1,350,493)			(1,350,493)
Balance, December 31, 2003		43,256,526	43,256	2,918,443	(223,368)	2,738,331	(4,195,903)		(8,429)	(1,466,001)
Shares issued for cash		10,000,000	10,000	15,000		25,000				25,000
in June 21, 2004	$0.025
Deferred compensation amortization					75,200	75,200				75,200
Net loss for year ended December 31, 2004						-	1,024,289			1,024,289
Balance, December 31, 2004		53,256,526	53,256	2,933,443	(148,168)	2,838,531	(3,171,614)		(8,429)	(341,512)
Deferred compensation amortization					56,400	56,400				56,400
Shares issued for cash
in March 31, 2005		27,500,000	27,500			27,500				27,500
Cancellation of shares		(54,379,318)	(54,379)	54,379		-				-
Shares issued for loans payable		816,667	817	48,183		49,000				49,000
Shares issued for cash		75,000	75	675		750				750
Shares issued for cash		78,333	78	4,622		4,700				4,700
Contributed surplus								44,220		44,220
Net loss for nine month
period ended September 30, 2005							(228,635)			(228,635)
Balance, September 30, 2005		27,347,208	$ 27,347	$ 3,041,302	$ (91,768)	$ 2,976,881	$ (3,400,249)	$ 44,220	$ (8,429)	$ (387,577)

The Accompanying Notes are an Integral Part of These Financial Statements

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005
(Express in U.S. Dollars)
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

(d) An Agreement was entered between Eskota Energy Corporation ("Eskota") and Veneto Exploration LLC ("Veneto") on August 18, 2005 with a closing date of August 31, 2005 whereby Veneto has agreed to assign, transfer, convey and set over unto the Company, all of Veneto's right, title and interest in and to those oil and gas lease known informally between the parties as the "Eskota Leases" being eight miles east of Sweetwater, TX under the following terms and conditions:

Purchase price	$1,775,000
Down Payment	375,000
Payment schedule of balance	1,400,000
Interim payment due August 31, 2006	700,000
Final payment due May 31, 2007	$700,000

Eskota will receive all revenue rightfully owed under the above noted leases.

Eskota agrees to an interest rate of 3% APR payable monthly on any outstanding balance after closing.

Eskota agrees to contribute not less than $400,000 towards capital improvements on the said lease and equipment during the first twelve months after closing. The parties agree to negotiate a reasonable covenant to ensure these expenditures.

Maverick agrees to grant to Veneto an option to purchase 100,000 common shares in the Company at a strike price of $0.25 and 100,000 of common stock in the Company at a strike price of $0.50 with an exercise period of one year from the date of closing. The Company granted to Mr. Alberto Dal Cin and Mr. Dennis Eubanks, respectively, options to purchase 50,000 common shares of the Company for each person at a stake price of $0.25 per share, and 50,000 common shares of the Company for each person at a stake price of $0.50 per share, with all of these options to have a maturity date of August 31, 2006.

At closing, the Company will retain Veneto as a non-exclusive consultant, to advise the Company, from time to time, of any Oil and Gas Opportunities it may become aware of and in which they believe, at their sole discretion, the Company may be interested. In consideration the Company agrees to grant to Veneto an option to purchase 75,000 shares of Maverick common shares from the Company's registered S-8 plan at an option exercise price of $0.01 per share. This option has been exercised at September 30, 2005 for proceeds of $750.

A Note has been signed on August 31, 2005 between Eskota Energy Corporation ("Eskota") and Veneto Exploration, L.L.C. whereby Eskota promises to pay Veneto $700,000 before August 31, 2006, and $700,000 before May 31, 2007. Interest of 3% annually is payable monthly on the last day of each month on all balances after closing. Eskota has paid interest of $3,500 to Veneto for the period ended September 30, 2005. Collateral is all oil and gas leases including wells and all personal property, fixtures, machinery and equipment situated on or in the oil and gas leases.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005
(Express in U.S. Dollars)
(Unaudited)

Note 1. BUSINESS OPERATIONS AND CONTINUANCE OF OPERATIONS (cont'd)

(e) These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $3,400,249 to September 30, 2005 and has a working capital deficiency of $1,507,536 at September 30, 2005. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Eskota Energy Corporation. All intercompany transactions and balance s have been eliminated.

(b) General and Administration Expenses

General and administration expenses are written off to operations when incurred.

(c) Translation of Foreign Currency

The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the year.

An analysis of the changes in the cumulative currency translation adjustment account, as disclosed as part of stockholders' equity, is as follows:

Beginning balance, December 31, 2004 and December 31, 2003	$(8,429)	$(8,429)
Changes during the period	--	--
Ending balance, September 30, 2005 and September 30, 2004	$(8,429)	$(8,429)

(d) Basis of Presentation

These financial statements are prepared in accordance with United States of America Generally Accepted Accounting Principles (GAAP).

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005
(Express in U.S. Dollars)
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(e) Net Loss Per Share

Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

Computation of basic and diluted weighted average of shares outstanding for the period ended September 30, 2005 is as follows:

	Nine Months Ended September 30,
	2005		2004
Basic weighted average shares	26,619,708	*	48,256,526
Effect of dilutive securities - Stock options (Note 10):
Non-qualified plan	3,000,000		3,000,000
Options granted and exercised	(1,240,000)		(665,000)
Options	1,200,000		-
	2,960,000		2,335,000
Dilutive potential common shares	29,579,708		50,591,526
Anti-Dilutive	26,619,708		48,256,526

Net Profit (Loss) per share - Basic	($0.01)		$0.02
Net Profit (Loss) per share - Diluted	($0.01)		$0.02

* The above are after cancellations that total 54,379,318 common shares from its issued and outstanding share capital during the nine month period ended September 30, 2005. The cancellations were voluntarily, without compensation and were agreed to by 6 separate shareholders.

(f) Fixed Assets / Depreciation

The company depreciates its fixed assets at 20% per annum on a straight-line basis.

		September 30,
	2005	2004
Equipment and plant	$24,662	$24,662
Accumulated depreciation	(24,662)	(24,662)
	$-	$-

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005
(Express in U.S. Dollars)
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(g) Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in financial information.

The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense for employees is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005
(Express in U.S. Dollars)
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(h) Segment Reporting - by Geographic Location

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

September 30, 2005	Canada	U.S.	Total
Current assets	$-	$25,596	$25,596
Investment in S. Neil Unitized Lease	-	1,819,959	1,819,959
Total Assets	$-	$1,845,555	$1,845,555

Nine Months Ended September 30, 2005
Revenue	$-	23,250	23,250
Cost of good sold	-	6,510	6,510
General and administration expenses	245,375	-	245,375
Net (loss) for the period	$(245,375)	$16,740	$(228,635)

December 31, 2004	Canada	U.S.	Total
Current assets	$25,025	$-	$25,025
Net fixed assets	-	-	-
Total Assets	$25,025	$-	$25,025

Year Ended December 31, 2004
Revenue	$1,249	-	1,249
Cost of good sold	(1,100)	-	(1,100)
General and administration costs	(65,358)	1,089,498	1,024,140
Net (loss) for the period	$(65,209)	$(1,089,498)	$1,024,289

September 30, 2004	Canada	U.S.	Total
Current assets	$-	$21,053	$21,053
Net fixed assets	-	-	-
Total Assets	$-	$21,053	$21,053

Nine Months Ended June 30, 2004
Revenue	$149	-	149
Cost of good sold	-	-	-
General and administration costs	(1,065,316)	-	(1,065,316)
Net profit(loss) for the period	$1,065,465	$-	$1,065,465

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005
(Express in U.S. Dollars)
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(i) Oil and Gas Properties

The Company adopted full-cost accounting for oil and gas production which is contained in Rule 4-10 of Regulation S-X of the SEC. Full-cost accounting considers all costs of unsuccessful and successful property acquisition and exploration activities as a cost of discovering reserves. Thus, all costs are considered an integral part of the acquisition, discovery, and development of oil and / or gas reserves; and costs that cannot be directly related to the discovery of specific reserves are capitalized.

In full costing, a country usually is selected as a cost center, and all costs incurred within the cost center are capitalized and subsequently amortized against the proved oil and /or gas reserves produced within the cost center by either the units of production or gross revenue methods. There is a limitation that capitalized costs of a cost center should not exceed the present value of the oil and / or gas reserves of the same cost center.

Note 3. RELATED PARTY TRANSACTIONS

On May 3, 2003, the Company entered into a management agreement with its chief Executive, Robert Kinloch. The agreement was for a term of one year with an annual salary of $75,000. This contract was extended for one year under the same terms and conditions and the extension expired on April 30, 2005. A new management contract with a two year term was entered into on June 1, 2005 with an annual salary of $90,000 and will expire, unless amended, on May 31, 2007. Management fees of $61,250 are expensed in these financial statements for the nine month period ended September 30, 2005, and thereof there are management fees unpaid at September 30, 2005 of $6,498 which are disclosed in current liabilities.

Note 4. INCOME TAXES

The Company has losses that total $3,400,249 as at September 30, 2005. There are no current or deferred tax expenses for the quarter ended September 30, 2005, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

	September 30, 2005	December 31, 2004
Deferred tax assets	$ 1,156,085	$ 1,078,349
Valuation allowance	$ (1,156,085)	(1,078,349)
Net deferred tax assets	$ -	$ -

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for period ended September 30, 2005 and September 30, 2004 is as follows:

	2005	2004

Statutory federal income tax rate	-34.0%	-34.0%
Valuation allowance	34.0%	34.0%
Effective income tax rate	0.0%	0.0%

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005
(Express in U.S. Dollars)
(Unaudited)

Note 5. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at September 30, 2005 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.

Note 6. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and current and long term liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values. The Company does not have any off-balance sheet debt.

Note 7. LOANS PAYABLE

The Company has a loans payable of $311,400 to Pride of Aspen Associates LLC and $20,000 to Mr. Alonzo B. Leavell. These amounts are unsecured, bear no interest, with no specific terms of repayment, and are disclosed as current liabilities.

Note 8. COMPENSATION/DEFERRED COMPENSATION

Shares had been issued that gave rise to compensation expense. This compensation is amortized over a five year period. Details of compensation expense and deferred compensation are as follows:

					Deferred
					Compensation
					Expense
			Deferred		Quarter Ended
			Portion		September 30,
	Total	Compensation	9/30/2005	2005	2004
a)	2,000,000 common shares issued as a
	finder's fee to Robert Kinloch, a
	director and officer of the Company at
	a price of $0.05 per share	$100,000	$-	$-	$-
b)	5,000,000 common shares subscribe
	by James Oste, a director and officer of
	the Company at a cash price of $0.01
	per share for a total of $50,000 giving
	rise to compensation at $0.04 per
	share, or $200,000	200,000	-	-	-
c)	250,000 common shares issued for
	consulting services to David Glass
	at a price of $0.05 per share	2,500	-	-	43
d)	3,000,000 common shares exercised
	on stock options	117,000	-	17,608	21,544
e)	3,000,000 common shares exercised
	on stock options at a cash price of
	$0.001 per share giving rise to
	compensation of $0.059 per share or
	$177,000	177,000	91,768	38,792	34,813
		$596,500	$91,768	$56,400	$56,400
Deferred Compensation Expensed to September 30, 2005			$504,732
			$596,500

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005
(Express in U.S. Dollars)
(Unaudited)

Note 9. STOCK OPTION PLANS

Stock Options / Stock Based Compensation

Stock options outstanding at September 30, 2005:

	Options Outstanding
	Weighted-
Number	Average		Number
Outstanding at	Remaining		Exercisable at
September 30,	Contractual	Exercise	September 30,
2005	Life (years)	Price	2005
100,000	1.00	$0.25	100,000
100,000	1.00	$0.50	100,000
500,000	1.58	$0.01	500,000
500,000	1.33	$0.03	500,000
1,200,000			1,200,000

The fair value of these options was determined using the Black-Scholes option pricing model, recognizing forfeitures as they occur, using the following assumptions:

Options not yet forfeited	1,200,000
Stock price	$0.28/$0.01
Risk free interest rate	4.50%
Expected volatility	17%
Expected dividend yield	$0

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. The Company's stock options are not transferable and cannot be traded. The Black-Scholes model also requires an estimate of expected volatility. The Company uses historical volatility rates of the Company to arrive at an estimate of expected volatility. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore do not necessarily provide a reliable measure of the fair value of the Company's stock options.

Stock based compensation expensed for the period ended September 30, 2005 was $36,971 and is also disclosed as contributed surplus.

Note 10. NOTE PAYABLE

The company has a promissory note payable of $401,750 to Art Brokerage as at September 30, 2005. This amount is unsecured, bears no interest, with no specific terms of repayment, and disclosed as a current liability.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005
(Express in U.S. Dollars)
(Unaudited)

Note 11. INVESTMENT IN S. NEIL UNITIZED LEASE

The Company has working interests in petroleum and natural gas properties and cost and results of operations are as follows:

Property acquisition costs
Cost of Unitized Lease, acquired on August 31, 2005	$1,775,000
Development costs	44,959

Balance, at end of period	$1,819,959
Revenue from date of Acquisition to September 30, 2005	$23,250
Production costs	(6,510)
Depreciation	-
Income tax expense	-
Results of operations - accrued oil production receivable on September 30, 2005 (See Note 13)	$16,740

The Company will disclose the reserves and valuation of the Unitized Lease owned by the subsidiary, Eskota Energy Corporation in the consolidated year end financial statements of December 31, 2005.

Note 12. DISPOSITION OF SUBSIDIARY OPERATIONS

Impairment of assets and discontinuance of operations was recorded during prior fiscal years. Details of costs incurred and liabilities eliminated are as follows:

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

Note 13. SUBSEQUENT EVENT

The accrued oil production receivable at September 30, 2005 of $16,740 has been received after September 30, 2005.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Management's Discussion and Analysis or Plan of Operation
Period Ending September 30, 2005

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" of this quarterly report.

As used in this quarterly report, the terms "we", "us", "our" and "Eden" mean Eden Energy Corp., unless otherwise indicated.

Overview

The Company is an exploration stage oil and gas enterprise engaged in the production of oil and gas from existing producing wells and reworking non-producing but existing well bores in the state of Texas. We are considered an exploration stage company, as our principal operations have not yet produced significant revenue. We were previously involved in the business of coal reclamation in southern Illinois. Our principal operation was recovering surface coal from an underground mining site that had ceased operation in 1991. Due to the inability to run this business at a profit, our default status with respect to our equipment leases, and the difficulty in attracting additional capital on terms favorable to existing shareholders, we ceased operation of this business in the fourth fiscal quarter of 2003 and disposed of our subsidiary company for nominal consideration.

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

Our Current Business

Maverick Minerals Corporation, through a wholly-owned subsidiary, is in the oil and gas production business and is involved with projects in Central Texas.

Maverick incorporated a wholly-owned subsidiary, Eskota Energy Corporation, Inc. ("Eskota") or ("the Subsidiary") a Texas company, in August, 2005. Eskota entered into an Assignment Agreement with Veneto Exploration LLC of Plano, Texas ("Veneto") dated August 31st, 2005 in which the Company acquired petroleum and natural gas rights and leases, ("the Lease") comprising a 75%+/- NRI and 100% working interest in a 6,000 +/- acres in central Texas approximately 9 miles east of the town of Sweetwater.

To acquire its interest, Eskota:

i.     Agreed to purchase Veneto's interest in the S. Neill lease for consideration of US$1,775,000.00.

ii.     Agreed to a payment on closing of US$375,000.00 towards the purchased price.

iii.     Assumed a note payable to Veneto of US$1,400,000.00 with interest calculated at 3%. One half of the note payable being US$700,000.00 is due and payable on August 31st, 2006. The balance of the note payable being US$700,000.00 is due and payable on May 31st, 2007. The note payable is secured by way of a security agreement on the property in favor of Veneto.

iv.     As a condition of the purchase, undertook to invest US$400,000.00 in the property during the first year of operation ending August 31st, 2006.

Documents and Reports

Pursuant to the purchase of the S. Neill lease, Eskota executed the following:

I.     ASSIGNMENT OF OIL AND GAS LEASES AND BILL OF SALE

II.     DEED OF TRUST

III.     NOTE ( Secured by Security Agreement )

Prior to closing, the Company retained Nova Resource, Inc. of Dallas, Texas ("Nova") Certified Petroleum Geologists, Registered Professional Engineers and Certified Petroleum Geophysicists to prepare an "SEC Reserves and Valuation Report".

The Documents and Reports described herein are appended to this submission as Exhibits. All oil and gas ventures involve risk of loss of part or all of any investment. The analysis provided by report to the Company does not include risk analysis.

Activities

Production on the Lease in the month prior to closing had been averaging approximately 18 BOPD. In an effort to optimize and expand the production from existing producing wells with proven reserves and other non-producing wells the Subsidiary embarked on a workover program.

Prior to commencing the workover program and approximately one week after taking possession, the sole functioning water disposal well on site, described in existing well records as Well 29N, developed a leak which was subsequently discovered to be a casing failure. Since we could not dispose of our ground water, the entire field was turned off from Sept 13 thru Sept22 inclusive resulting in a near total loss of productive capacity for that period. Subsequently the operations were adversely affected by Hurricane Rita. The presence of the hurricane on the gulf coast caused a cessation of gas purchases which directly affect the underground pressure of the Lease leading to a severe curtailment of production.

Multiple maintenance and equipment failures from wells, 20N,22N,32N,33N,36N, including casing leaks, flow line leaks, pump failures have impeded the planned workover program. Notwithstanding the intervening repairs, and subsequent to the period covered by this report, two wells were the subject of bona fide workover attempts. Well number 15N was abandoned due to a casing failure at the 3700' foot level resulting in an inflow of heavy mud and water. Well number 34N was completed, including a new up pipe perforation, and put online. Subsequently, after initial positive indications of the presence of oil and gas the well is producing only a skim amounts of oil with water suggesting further casing leaks.

Eskota has ceased all but regular maintenance activities on the Lease and is reviewing available data before determining how to proceed further.

All workover activities to date were undertaken pursuant to a log analysis report prepared by Nova Resource, Inc.

Government Regulations

Oil and gas operations in the United States are subject to governmental regulation. Veneto Exploration remains the operator of the S. Neill lease and has overseen activities relating to production reporting, well testing and well plugging where applicable.

Employees

Currently our only employees are our director and officers. We retain or contract for professional services where required.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Cash Requirements

We plan to maintain operations at our sole property where it is anticipated revenue will continue to meet operational expenses only. Any expenses arising from mechanical failure will be reviewed on an individual case basis depending on the nature of the breakdown.

It is unlikely that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital. We will require additional funds to implement our growth strategy in our oil and gas production operations and to meet outstanding debt obligations. Put something in here about debt after you have the numbers from Irv The Company will seek to raise funds through equity financing, debt financing, or other sources, which may result in further dilution to the share holdings of existing stockholders.

No assurance can be given that we will be able to maintain operation at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable. At the present time, the Company has not made any arrangements to raise additional cash. Most recently, the Company relies on loans from Shareholders to maintain operations. From time to time these loans are converted to equity. Details of these conversions can be found in the notes accompanying our Financial Statements.

Results of Operations

As at September 30, 2005, we had $1,533,132.00 in Current Liabilities. Our financial statements report a net loss of ($119,498.00) for the three-month period ended September 30, 2005 compared to $1,287,255.00. The change is due primarily to a credit from the elimination of liabilities brought about by the disposition of a subsidiary company.

Our accumulated loss to September 30, 2005 is now $3,400,249.00. Our losses increased primarily as a result of Stock-based compensation, Repairs and Maintenance and Management Fees. We realized an overall increase in all expense categories on a consolidated basis during the three month period ended September 30, 2005 as our subsidiary we were actively involved in the oil and gas business, as compared to the three month period ended September 30, 2004 when we were seeking, acquiring and formulating our new business opportunities.

Our total liabilities as of September 30, 2005 were $2,233,132, as compared to total liabilities of $339,037.00as of December 31, 2004. The increase reflects the debt acquired through the acquisition of oil and gas leases by a subsidiary company.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company achieving and maintaining profitable operations and raising additional capital. The continuation of our business is dependent on raising more capital through loans or selling further equity. No assurance can be given that we will be successful in raising funds through these mechanisms or if we are successful they will be on terms advantageous enough to us to make it worthwhile.

If we are not able to obtain the additional financing on terms satisfactory to us or in a timely manner, we may be forced to scale back or stop our operations altogether.

RISK FACTORS

At present we have professional employees with a history in petroleum production.

To date we have not hired any employees with experience in oil and gas production. Reserve and Valuation reports as well as on site maintenance and work over have been contracted out to third parties. If and when a growth in production warrants professionals on staff we will consider adding employees at that time. Until then, no one in management or on the board of directors has a history in the oil and gas business.

The price received for our oil and gas production is beyond our control.

World prices for oil and natural gas are inherently volatile and unpredictable. Geopolitical events, government regulation and adverse weather such as hurricanes can all affect the price received for our products. Any precipitous drop in prices received could move the corporation from a position of profit to one of loss, or of loss to greater loss in a relatively short time frame.

Availability of oilfield services and equipment is subject to significant lead times.

Recent conditions in the world oil markets have increased the demand for all manner of oilfield services and personnel. Accordingly, an interruption in production could be significantly extended through the company's inability to access maintenance or work over services in a timely manner. In circumstances where new production is planned wait times for drilling equipment have increased significantly. In addition, increased demand for services and material in any business will put upward pressure on costs and this is true for the Oil and Gas production sector as well.

Our productive capacity is old or in some cases incomplete.

Our single property was drilled out largely in the early 1970's. Accordingly, our down hole infrastructure in existing well bores has been eroded over time. This circumstance can lead to casing leaks or collapse. These and a myriad of other potential surface and subsurface equipment repairs or workovers can lead to a cessation in production and increased maintenance costs over and above what might be expected from newer equipment. Several well bores have been scavenged by previous owners and do not have the necessary equipment, including rods, tubing or pump jacks to make them productive. This circumstance will increase the cost of any remediative effort.

Our existing well bores have, in some cases, incomplete log histories.

All available well bores on our property were analyzed using standard log analysis techniques. There were some well bores that did not have sufficient data to analyze their hydrocarbon potential. These wells with insufficient logs and data available would need to be completely logged and all new data analyzed to determine their hydrocarbon potential.

Our business is operating with a negative cash flow.

While the period of time that our business has been active and earning revenue is only a portion of the period of time being reported on herein we have had negative cash flow from operations. We have relied on debt financing to meet our cash requirements, and have incurred losses totaling approximately $119,498 for the three months ended September 30th, 2005, and cumulative losses since inception of $3,400,249 the exploration stage to September 30th, 2005.

We do not expect positive cash flow from operations in the near term. We cannot provide assurances that actual cash requirements will not exceed our estimates.

In order to grow our business and increase revenues we will have to:

  Acquire new producing properties
  Drill new wells on our existing property
  Work over our existing wells to stimulate increased production.

Should we proceed with any of these revenue enhancing measures we will depend exclusively on outside capital for development.

The raising of capital could include taking on increased debt obligations or the sale of additional stock. Capital may not be available from either source when required for development.

The issuance of equity by us would result in a significant dilution in the equity interest of our current shareholders. Any debts, obligations or loans, if available, would necessarily increase our liabilities and future cash commitments.

Our single property is subject to a note payable.

Our single property was purchased with a vendor held note payable in two installments, August 31st, 2006 and May 31st, 2007. In the event the Corporation cannot meet these payments the note holder could pursue legal remedy under the terms of the loan agreement which could result in a foreclosure on the property and an outright loss to the Company of its entire investment.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and have no significant tangible net assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. The success of the company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

Exhibits	Item Description

15.1	Awareness Letter on Unaudited Financial Information

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15 and Rule 15d-15(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Dated this 21st day of November, 2005.

MAVERICK MINERALS CORPORATION
(formerly known as Pacific Cart Services Ltd.)
(Registrant)

BY:	/s/ Robert Kinloch
Robert Kinloch, President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer and member of the Board of Directors