Form 10KSB
period 2005-12-31
MAVERICK MINERALS CORP
filed 2006-04-17
CIK 1074929

========================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended - December 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number 000-25515

MAVERICK MINERALS CORPORATION
(Name of small business issuer in its charter)

NEVADA	88-0410480
(State or other jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or organization)

2501 Lansdowne Avenue Saskatoon, Saskatchewan Canada S7J 1H3
(Address of principal executive offices, including area code)

Issuer's telephone number (306) 343-5799

Securities registered under Section 12(b) of the Exchange Act: None

Title of each Class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act: Common Stock

(Title of class)

===============================================================================================================

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   [ X ]     No   [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [ X ]     No [   ]

State issuer's revenues for its most recent fiscal year. ____________________

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $546,598 as of February 28, 2006.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [   ]     No   [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 27,347,208 as of March 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

Transitional Small Business Disclosure Format (Check one): Yes [   ]     No [ X ]

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

We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for resource deposits or reserves which are not in either the development or production stage.

Business Development of Issuer During Last Three Years

From November 2001 until February 2003, the Company held a 100% interest in the historic Silver - Lead - Zinc - Keno Hill mining camp in Yukon, Canada through our then subsidiary, Gretna Capital Corporation. Despite a tenure marked by historic maintenance cost reductions and extensive research into a new hydrometallurgical approach to production and environmental remediation at the mine site, the project endured through a period of low commodity prices. On January 01, 2003 the Company defaulted on a payment of Cdn$1,050,000.00 required under the agreement of purchase and sale. Due to the default, the Company was divested of its claims by its creditors by way of court action which culminated on February 14, 2003.

From July 7, 2003 until March 5, 2004, we were engaged in the waste coal recovery business by way of a lease agreement at the Old Ben Mine near Sesser, Illinois. We extracted coal fines from holding ponds with a leased dredge and subsequently dried them in a fines plant and sold the dried product to an electrical utility. The operation was conducted in our wholly owned subsidiary UCO Energy Corp.

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

Corporate History

Maverick Minerals Corporation was incorporated in the State of Nevada on August 27, 1998 under the name Pacific Cart Services Ltd. On May 23, 2001, the Company changed its direction to the energy and mineral resource field, as an exploration stage company. The company adopted a Director's Resolution on February 15th 2002, and changed its name to Maverick Minerals Corporation.

Commencing on June 21, 1999 our common shares have been continuously quoted for trading on the NASD sponsored OTCBB and are presently trading under the symbol "MVRM".

On May 22, 2003 Maverick Minerals Corporation consolidated its share capital at a ratio of one (1) new common share for every five (5) old common shares.

During the second quarter of 2005, certain shareholders agreed to cancel 54,379,318 common shares of the corporation, voluntarily and without compensation, pursuant to the cessation of the company's coal reclamation business in southern Illinois.

It is unlikely that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any significant revenues and no revenues are anticipated until the Company raises further capital.

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

The Company needs to raise additional capital to pay down debt and to develop and operate its single oil and gas property and to acquire further properties. There is no assurance that the Company will ever have the money to do so.

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

To acquire its interest, Eskota:
1)	Agreed to purchase Veneto's interest in the S. Neill lease for consideration of US$1,775,000.00.

2)	Agreed to a payment on closing of US$375,000.00 towards the purchased price.

3)

Assumed a note payable to Veneto of US$1,400,000.00 with interest calculated at 3%. One half of the note payable being US$700,000.00 is due and payable on August 31st, 2006. The balance of the note payable being US$700,000.00 is due and payable on May 31st, 2007. The note payable is secured by way of a security agreement on the property in favor of Veneto.

4)	As a condition of the purchase, undertook to invest US$400,000.00 in the property during the first year of operation ending August 31st, 2006.

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

ITEM 2.     DESCRIPTION OF PROPERTIES.

The Company, through a subsidiary corporation, owns certain oil and gas leases, and certain personal property in Fisher County and Nolan County, Texas. The property is a marginal producer covering some 6,000 +/- contiguous acres.

ITEM 3.     LEGAL PROCEEDINGS.

On December 14, 2005 our wholly-owned subsidiary, Eskota Energy Corporation, received a demand letter for $1,400,000.00 from Veneto Exploration LLC, our Note Holder, alleging a specific default under the terms of the note not relating to repayment. The alleged breach was disputed and the matter remained unresolved past the Company's fiscal year end of December 31, 2005. On January 31, 2006 the Note Holder, subsequent to the fiscal year end, filed a notice of foreclosure on the property underlying the note's security. The parties have initialed an amended agreement wherein no further action will be taken regarding the proceedings before August 31st, 2006. The amended agreement is predicated on certain actions to be undertaken by Eskota and while no further foreclosure action is contemplated under the amended agreement prior to August 31, 2006; the foreclosure filing has not been lifted pending performance. Both parties agreed to these conditions.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders in 2005.

PART II

ITEM 5.     MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Our common shares were quoted for trading on the OTCBB on June 21, 1999 under the symbol "PFCS". On February 15, 2002 our symbol changed to "MAVM" and on May 22, 2003 our symbol changed to "MVRM". The following quotations obtained from Yahoo.com reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended	High	Low
December 31, 05	$0.40	$0.12
September 30, 2005	$0.56	$0.08
June 30, 2005	$0.13	$0.01
March 31, 2005	$0.08	$0.03
December 31, 2004	$0.04	$0.03
September 30, 2004	$0.06	$0.04
June 30, 2004	$0.10	$0.05
March 31, 2004	$0.26	$0.09
December 31, 2003	$0.16	$0.04
September 30, 2003	$0.75	$0.25
June 30, 2003	$1.05	$0.01
March 31, 2003	$0.16	$0.01

Our independent transfer agent is Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada 89119 (Telephone: 702.361.3033; Facsimile: 702.433.1979) is the registrar and transfer agent for our common shares. On December 31st, 2005, the shareholders list of our common shares showed 131 registered shareholders and 27,347,208 shares outstanding.

Dividends

The Company has never paid a cash dividend on its common stock and has no present intention to declare or pay cash dividends on the common stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

Stock Options

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance
	exercise of	exercised price of	under equity
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation
plans approved by
securities holders	None	None	None

Equity compensation
plans not approved
by securities holders	1,000,000	None	760,000

Total	1,000,000	None	760,000

The Company has one non-qualified incentive stock option plan which was filed on Form S-8 in September 2002. The plan provides that the board of directors is authorized to issue stock options to employees. The exercise price of options is determined by the board of directors. The plan contained 3,000,000 shares. Options for 2,240,000 shares have been granted. All options were exercised save and except for 1,000,000 granted to our Chief Executive Officer as part of the Management Agreement signed with him on June 05, 2005. The outstanding options expire on December 31, 2006.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

The Company is a start-up, exploration stage corporation and has yet to generate or realize any revenues from its exploration operations.

Overview

The Company is an exploration stage oil and gas enterprise engaged in the production of oil and gas from existing producing wells and reworking non-producing but existing well bores on al eased oil and gas property in the state of Texas. We are considered an exploration stage company, as our principal operations have not yet produced significant revenue.

Activities in a Subsidiary Corporation

The Company incorporated a wholly-owned subsidiary, Eskota Energy Corporation, Inc. ("Eskota") or ("the Subsidiary") a Texas company, in August, 2005. Eskota entered into an Assignment Agreement with Veneto Exploration LLC of Plano, Texas ("Veneto") dated August 31st, 2005 in which the Company acquired petroleum and natural gas rights and leases, ("the Lease") comprising a 100% working interest 75%+/- NRI in a 6,000 +/- acres in central Texas approximately 9 miles east of the town of Sweetwater.

Production on the lease in the months prior to closing on September 01, 2005 had been averaging approximately 18 BOPD. In an effort to develop and expand the production from existing producing wells with proven reserves and other non-producing wells present on the lease, Eskota embarked on an optimization program. The work was executed in October and November of 2005 pursuant to a well plan report commissioned from Nova Resource Inc., of Dallas, Texas, registered petroleum engineers.

The initial two workover targets experienced problems with casing integrity from acidic corrosion. With the limited results achieved from our initial efforts at optimization Eskota ceased all but regular maintenance activities on the lease at the end of November 2005.

On December 14, 2005, Eskota Energy Corporation received a demand letter from Veneto Exploration LLC ("the Note Holder") demanding payment of the total principal amount outstanding on the $1,400,000.00 note. The demand arose pursuant to a dispute concerning Eskota's obligation to pay its outstanding payables accrued during the company's workover plan. Eskota entered into a discussion with the operator of the property who is also the Note Holder, wherein an equitable disposition of the accrued payables could be agreed to. Prior to reaching an agreement on the outstanding payables Eskota received formal notice of foreclosure on the company's S. Neill lease from Veneto on February 22, 2006.

Subsequent Events

Eskota Energy Corporation and the Note holder subsequently reached an accord which is acceptable to both parties and based on the following provisions.

I.

Eskota agreed to pay the outstanding interest and current interest to the end of March 31st, 2006 being 4 months at $3,500 per month ($14,000.00) by Friday March 3rd, 2006 and thereafter to keep the interest current through quarterly payments of $10,500.00 commencing with interest due on April 30th. Eskota subsequently prepaid all interest due, up to and including August 31, 2006.

II.

Eskota agreed to prepare a detailed model of the underlying geology of the S. Neill property with updated records acquired from the regulating authority, and to drill one well in a location to be determined from its updated geological report now being prepared.

III.

Eskota agreed to assign all profits from the Knox lease in Stephens County Texas, acquired by Eskota's parent company, Maverick Minerals Corporation subsequent to the end of the reporting period, save and except for $5,000.00, to Veneto, who will, acting on behalf of Maverick/Eskota use the funds to pay outstanding invoices accrued on the S. Neill site. At an appropriate time Veneto will make available to Maverick/Eskota a list of those invoices paid through a combination of lease revenue and Stephens county profit contributions for audit purposes as required by Maverick. Upon a successful sale and closing of the Stephen's County lease, Veneto will return to Maverick the $55,000.00 lent to Veneto to purchase The Knox lease in Stephens County, Texas as well as the $5,000.00 referred to above.

IV.

Eskota and the Note holder further agreed that all net proceeds from ongoing production of oil and gas from the S. Neill lease will go first to the balance of the outstanding payables until they are retired. The balance outstanding, which will be administered by the Operator/Note holder, is estimated to be $90,000.00.

The Note holder has provided written assurance that subject to regular interest payments and other conditions outlined above, no further action will be taken under the foreclosure notice prior to the date of the first principal payment due under the original purchase agreement being August 31, 2006.

Limited operating history; need for additional capital

There is no historical financial information about the Company upon which to base an evaluation of its future performance. Our past performance indicates failure. The Company is an exploration stage corporation with a single property and has not generated significant revenues from operations. The Company cannot guarantee it will be successful in its business operations.

To become profitable and competitive the Company must raise money to identify it's resource reserve more completely and to then extract that resource economically. In the energy resource business, the possibility of accomplishing that goal is minuscule.

To accomplish the foregoing object, the Company must raise money. The Company has no assurance that future financing will be available or if available it will be on acceptable terms. If financing is not available on satisfactory terms, the Company may be unable to continue its operations.

Other than as described herein, we have no other financing plans.

Results of Operations

Year ending December 31, 2005

For the year ended December 31, 2005, Maverick Minerals recorded a net loss of $___________ (_____ cents per share), compared with a loss of $__________ (_____ cents per share) in 2004. Year over year the losses record the write-off of the corporation's major asset at the time from two separate business ventures.

The company is in the exploration and development stage and does not generate any cash flow. The company had no significant cash on hand during the year and consequently earned no interest income of note. Administrative expenses for 2005 were $_____________ compared with $__________ in 2004.

Maverick Mineral's cash position at December 31, 2005 was $___________ compared with $____________ at December 31, 2004. The company generated $____________ during 2005 from the sale of common stock. The company does not presently have any properties and will have to generate funds in fiscal 2006 from either the issuance of debt or sale of equity for administration and for the acquisition of any new property we may identify through ongoing efforts.

During 2005, the company did not have any operations from its single leased property in Illinois. The property went into default and was forfeited early in the year and the balance of the year was taken up with extricating the corporation from various partnerships and arrangements which resulted in the sale of assets in a subsidiary for $_________ during 2005. The rationalization of the purchase for shares of UCO Energy Corp. and the subsequent failure of those operations is expected to be completed in the second quarter of 2005 and it is the intention of management to seek new opportunities once that exercise is completed. Concurrent reviews of resource opportunities are underway during the period of rationalization. Further information regarding our intentions for the capital structure of the corporation can be found in the notes to the financial statements for fiscal 2004.

Revenue generated in 2005 equaled $_________________

Depreciation

Management fees expensed

Repairs and maintenance

Telephone and utilities

Transfer Agent fees in 2004

Travel expenses

Write off assets/liabilities

Liquidity and Capital Resources

Our total cash on December 31, 2005 was $_______. Our accounts receivable were $____ on December 31, 2005.

Our current liabilities were $____________ on December 31, 2005.

Our deficit accumulated during the exploration stage was $(__________) at December 31, 2005.

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

At present we have no professional employees with a history in petroleum production.

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

World prices for oil and natural gas are inherently volatile and unpredictable. Geopolitical events, government regulation and adverse weather such as hurricanes can all affect the price received for our products. Any precipitous drop in prices received could move the corporation from a position of loss, to one of greater loss in a relatively short time frame.

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

Our single property was drilled out largely in the early 1970's. Accordingly, our down hole infrastructure in existing well bores has been eroded over time. This circumstance can lead to casing leaks or collapse. These and a myriad of other potential surface and subsurface equipment repairs or workovers can lead to a cessation in production and increased maintenance costs over and above what might be expected from newer equipment. Several well bores have been scavenged by previous owners and do not have the necessary equipment, including rods, tubing or pump jacks to make them productive. This circumstance will increase the cost of any development effort.

Our existing well bores have, in some cases, incomplete log histories.

All available well bores on our property were analyzed using standard log analysis techniques. There were some well bores that did not have sufficient data to analyze their hydrocarbon potential. These wells with insufficient logs and data available would need to be completely re-logged and all new data analyzed to determine their hydrocarbon potential.

Our business is operating with a negative cash flow.

We have relied on debt financing to meet our cash requirements, and have incurred losses since inception.

We do not expect positive cash flow from operations in the near term. We cannot provide assurances that actual cash requirements will not exceed our estimates.

In order to grow our business and increase revenues we will have to:

*     Acquire new producing properties

*     Drill new wells on our existing property

*     Work over our existing wells to stimulate increased production.

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

ITEM 7.     FINANCIAL STATEMENTS

Moen & Company, Chartered Accountants, our auditing firm, has not yet completed the audit of our annual year-end financial statements. They have advised us that the audit will be completed within the next fourteen days. At that time, we will file an amended report which will include an amended Results of Operations and our Auditor's Opinion of our Financial Statements.

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

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers.

The following table sets forth the names and nature of all positions and offices held by all directors and executive officers of the Company for the calendar year ending December 31, 2005, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

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

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is filed with this report.

ITEM 10.     EXECUTIVE COMPENSATION.

The following table sets forth the aggregate compensation paid by the Company for services rendered during the period indicated:

Summary Compensation Table

		Annual Compensation			Long Term Compensation
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

				Other	Restricted	Securities
Name and Principal				Annual	Stock	Underlying	LTIP	All Other
Position		Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
	Year	($)	($)	($)	($)	(#)	($)	($)

Robert Kinloch	2005	90,000
President, CFO	2004	75,000	0	0	0	1,000,000	0	0
Treasurer, CFO	2003	75,000	0	0		0	0	0
& Director

Donald Kinloch	2005
Secretary	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

On May 5, 2005, the Company entered into a management agreement with Robert Kinloch wherein Mr. Kinloch would continue to perform the duties of the President and Chief Executive Officer at a salary of $90,000.00 per annum for a term of 2 years. The Company anticipates paying the following salaries in 2006, subject to the Company beginning profitable operations and generating sufficient revenues to pay the same:

Robert Kinloch, President	$ 90,000

Long-Term Incentive Plan Awards

The Company has established a long-term incentive plan to provide compensation intended to serve as incentive for performance other than a non-qualified incentive stock option plan registered on Form S-8. The plan provides for the issuance of up to 3,000,000 shares of common stock. 1,240,000 shares have been issued to date.

Compensation of Directors.

The Company's Board of Directors unanimously resolved that members receive no compensation for their services; however, they are reimbursed for travel expenses incurred in serving on the Board of Directors.

Option/SAR Grants in the last Fiscal Year

	Number of
	Securities	Percentage of	Market
	Underlying	Options granted to	Exercise of	Price on
	Options	Employees in the	Base Price	Date of	Expiration
Name	Granted	Fiscal Year	($/Sh)	Grant	Date
Robert Kinloch	500,000		$0.01	$0.01	09/30/06

Robert Kinloch	500,000	100%	$0.03	$0.01	12/31/06

Aggregate Options Exercised in the Last Fiscal Year and Fiscal Year-End Option Values

			Number of securities		Value of unexercised
	Shares	Value	underlying unexercised		in-the-money
	acquired on	Realized	Options 12/31/03		options 12/31/03
Name	(#)	($)	(#)		($)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Robert Kinloch	-0-	-0-	-0-	-0-	-0-	-0-

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who own more than five percent of the Company's Common Stock as of December 31, 2005:

	Amount and
Name of Beneficial	Nature of		Percent
Owner	Beneficial Owner	Position	of Class
Robert J. Kinloch	736,228	President, Chief Executive	2.7%
2501 Lansdowne Ave.		Officer and a member of the
Saskatoon, SK		Board of Directors
Canada S7J 1H3

Donald Kinloch	250,000	Secretary	1.0%
113 Donald Street
Belleville, Ontario
Canada K8P 1J6

All officer and Directors as	986,228		3.7%
a Group (2 persons)

Alonzo B. Leavell	20,895,000		76.40%
1807 East 1750 South
Gooding, ID 83330

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Registrant has engaged in no transactions with management or others in which the amount involved exceeds $100.00.

PART IV

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

The Corporation filed one report on Form 8-K during the reporting period outlining the circumstances under which the Corporation received a letter from an outstanding note-holder demanding payment of the total principal amount on an outstanding promissory note of $1,400,000.00. The 8-K report was filed on December 14, 2005.

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

$35,500.00	Moen & Company
$3,750.00	K & P Accounting Services

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

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approves all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of April, 2006.

MAVERICK MINERALS CORPORATION
(Registrant)

BY:	ROBERT KINLOCH
Robert Kinloch
President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

ROBERT KINLOCH	President, Principal Executive Officer,	April 17, 2006
Robert Kinloch	Treasurer, Principal Financial Officer and a member of the Board of Directors.