Form 10KSB/A
period 2005-12-31
MAVERICK MINERALS CORP
filed 2006-05-22
CIK 1074929

========================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.

FORM 10-KSB/A-1
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

(Title of class)

====================================================================================================

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

State issuer's revenues for its most recent fiscal year. $33,287.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $546,598 as of February 28, 2006

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ]     No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 27,347,208 as of March 31, 2006

DOCUMENTS INCORPORATED BY REFERENCE

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

PART I.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Results of Operations

Year ending December 31, 2005

For the year ended December 31, 2005, Maverick Minerals recorded a net loss of $1,185,717.00 ($0.04 cents per share), compared with a gain of $1,024,289.00 ($0.02 cents per share) in 2004.

The company is in the exploration and development stage and does not generate any cash flow. The company had no significant cash on hand during the year and consequently earned no interest income of note. Administrative expenses for 2005 were $1,219,004.00 which includes an impairment of $744,959.00, compared with a net credit of $1,024,140.00 in 2004, which includes a net write off of liabilities of $1,388,286.00.

Maverick Mineral's cash position at December 31, 2005 was $196 compared with $22,205 at December 31, 2004. The company generated $750 during 2005 from the sale of common stock. The company will have to generate funds in fiscal 2006 from either the issuance of debt or sale of equity for administration and for the acquisition of any new property we may identify through ongoing efforts.

During 2005, the company had limited operations from its single leased property in Texas. Concurrent reviews of resource opportunities are underway and further information regarding our intentions for the capital structure of the corporation can be found in the notes to the financial statements for fiscal 2005.

Revenue generated in 2005 equaled $33,287

Depreciation	0.00

Management fees expensed	91,177

Repairs and maintenance	203,494

Telephone and utilities	4,974

Transfer Agent fees in 2004	1,176

Travel expenses	27,620

Write off assets/liabilities	0.00

Liquidity and Capital Resources

Our total cash on December 31, 2005 was $196. Our accounts receivable were $0.00 on December 31, 2005.

Our current liabilities were $1,746,672 on December 31, 2005.

Our deficit accumulated during the exploration stage was $(4,357,331) at December 31, 2005.

ITEM 7.     FINANCIAL STATEMENTS

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
	December 31,
	2005	2004
ASSETS
Current Assets
Cash	$196	$25,025
Due from related party	7,574	-
TOTAL CURRENT ASSETS	7,770	25,025
Investment in S.Neil Unitized Lease (Note 10)	1,075,000	-
TOTAL ASSETS	$1,082,770	$25,025

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$214,922	$15,970
Accrued liabilities	10,000	-
Loans payable (Note 7)	810,500	311,400
Management fees payable (Note 3)	11,250	11,667
Current portion of long term debt (Note 1(b))	700,000	-
TOTAL CURRENT LIABILITIES	1,746,672	339,037

Long Term Debt (Note1(d))	700,000	-

Stockholders' Equity (DEFICIT)
Capital Stock
Authorized:
100,000,000 common shares at $0.001 par value
Issued and fully paid (December 31, 2005 - 27,347,208 Common Shares)
Par value	27,347	53,256
Additional paid-in capital	3,047,479	2,933,443
Capital stock subscribed but not yet issued	-	27,500
Deferred compensation (Note 8)	(72,968)	(148,168)
	3,001,858	2,866,031
Deficit, accumulated during the exploration stage	(4,357,331)	(3,171,614)
Accumulated Other Comprehensive Income (loss))	(8,429)	(8,429)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,363,902)	(314,012)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,082,770	$25,025

		Going Concern:	Note 1(c)
		Commitments:	Notes 3, 5, & 10
Approved on Behalf of the Board		Subsequent Events:	Note 13
"Robert J. Kinloch"	, Director

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statements of Income and Comprehensive Income (Loss)
(Expressed in U.S. Dollars)
	Cumulative From
	Date of Inception
	on August 27,1998	Year Ended
	to December 31,	December 31,
	2005	2005	2004
Revenue
Sales	$726,326	$33,287	$1,249
Interest and other income	24,546	-	-
	750,872	33,287	1,249
Cost of good sold	355,870	-	1,100
Gross margin	395,002	33,287	149
General and administration expenses
Audit fees	52,308	10,000	1,032
Amortization of deferred
compensation (Note 8)	523,532	75,200	75,200
Depreciation	306,676	-	374
Equipment - fuel & lease	444,860	-	72,835
Freight expense	7,601	7,601	-
Insurance	138,375	-	20,719
Interest expense	14,000	14,000	-
Accounting, legal, engineering & consulting,
investor relations	1,032,796	30,194	33,761
Management fees and stock based compensation	364,642	91,177	75,000
Office expenses	190,346	8,609	34,301
Repairs and maintenance	536,164	203,494	3,534
Royalties	171,339	-	5,347
Telephone and utilities	235,505	4,974	11,591
Transfer agent fees	21,314	1,176	1,830
Travel expenses	191,662	27,620	28,622
Wages and benefits	127,092	-	-
Write off assets/liabilities	(350,838)	-	(1,388,286)
Impairment of Unitized Lease	744,959	744,959
Total administration expenses	4,752,333	1,219,004	(1,024,140)
Net Profit (Loss) for the year	(4,357,331)	(1,185,717)	1,024,289
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	(8,429)	-	-
Comprehensive Income (Loss)	$(4,365,760)	$(1,185,717)	$1,024,289

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
	Cumulative From
	Date of Inception
	on August 27,1998	Year Ended
	to December 31,	December 31,
	2005	2005	2004
Operating Activities
Net Profit (Loss) for the year	$(4,357,331)	$(1,185,717)	$1,024,289
Items not requiring use of cash
Impairment of Unitized Lease	744,959	744,959
Write off assets/liabilities	(350,838)	-	(1,388,286)
Stock based compensation	6,177	6,177	-
Deferred compensation expense	523,532	75,200	75,200
Depreciation	306,676	-	374
Foreign Currency translation loss	(8,429)	-	-
Changes in non-cash working capital items
Prepaid expense	-	-	11,800
Due from Related Parties	(7,574)	(7,574)	-
Accounts payable	214,922	198,952	59,530
Accrued liabilities	10,000	10,000
Management fees payable	11,250	(417)	(14,993)
Accounts receivable	-	-	26,084
Total funds (used) in operating activities	(2,906,656)	(158,420)	(206,002)
Investing Activities
Investment in S Neil. Unitized Lease	(44,959)	(44,959)	-
Purchase of property, and equipment	(306,676)	-	-
Total funds (used) in investing activities	(351,635)	(44,959)	-
Financing Activities
Capital stock issued for cash	2,822,987	5,450	25,000
subscribed but not issued	-	-	27,500
Loans payable	435,500	173,100	146,500
Loan from UCO Energy Inc.	-	-	(5,614)
Loans from related parties	-	-	16,347
Total funds from financing activities	3,258,487	178,550	209,733
Cash, increase(decrease) during the year	196	(24,829)	3,731
Cash, beginning of the year	-	25,025	21,294
Cash, end of year	$196	$196	$25,025

Supplemental Cash Flow information
Non-Cash Items
Impairment of S. Neil Unitized Lease (Note 10)		$744,959	$-
Investment in S. Neil Unitized Lease (Note 10)		$(1,775,000)	$-
Loan from Art Brokerage (Note7)		$375,000	$-
Notes payable from Veneto (Note 1(b))		$1,400,000	$-
Interest paid		$14,000	$-
Income Tax paid		$-	$-

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Stockholders' Equity
For the Period From date of inception on August 27, 1998 to December 31, 2005
(Expressed in U.S. Dollars)
	Price	Number of	Par Value	Additional		Total	Retained	Other	Total
	Per	Common	@$0.001	Paid-in	Deferred	Capital	Earnings	Comprehensive	Stockholders'
	Share	Shares	Per Share	Capital	Compensation	Stock	(Deficit)	Income/(Loss)	Equity
								Foreign currency
From date of Inception on								translation adj
August 27, 1998 to December 31, 2001		17,788,250	17,788	1,991,113	(373,768)	1,635,133	(1,185,687)	(9,302)	440,144
Shares issued for
debt - Cardinal	$0.08	800,000	800	59,200		60,000			60,000
Shares issued for
consulting - Getty	$0.07	1,500,000	1,500	98,500		100,000			100,000
Shares issued for cash	$0.20	100,000	100	19,900		20,000			20,000
Deferred compensation amortization					75,200	75,200			75,200
Net loss for year ended December 31, 2002							(1,613,886)		(1,613,886)
Balance, December 31, 2002		20,188,250	20,188	2,168,713	(298,568)	1,890,333	(2,799,573)	(9,302)	(918,542)
Shares issued for bonus	$0.001	665,000	665	-		665			665
Shares for services	$0.001	25,000	25	-		25			25
Deferred compensation amortization					18,800	18,800			37,600
Net loss for three month
period ended March 30, 2003							(45,837)		(45,837)
Balance, March 31, 2003		20,878,250	20,878	2,168,713	(279,768)	1,909,823	(2,845,410)	(9,302)	(926,089)
Reverse split 1 : 5
on May 13, 2003		4,176,126	4,176	2,185,415	(279,768)	1,909,823	(2,845,410)	(9,302)	(944,889)
Shares issued May 14, 2003,
advance for reverse takeover to be completed
in July 2003	$0.02	37,580,400	37,580	714,028		751,608			751,608
Shares issued July 8, 2003						-
management fees	$0.01	1,500,000	1,500	19,000		20,500			20,500
Deferred compensation amortization					56,400	56,400			56,400
Cumulative currency translation adjustment								873	873
Net loss for year ended December 31, 2003							(1,350,493)		(1,350,493)
Balance, December 31, 2003		43,256,526	43,256	2,918,443	(223,368)	2,738,331	(4,195,903)	(8,429)	(1,466,001)
Shares issued for cash
in June 21, 2004	$0.025	10,000,000	10,000	15,000		25,000			25,000
			53,256
Deferred compensation amortization					75,200	75,200			75,200
Shares subscribed but unissued			27,500			27,500			27,500
Net loss for year ended December 31, 2004						-	1,024,289		1,024,289
Balance, December 31, 2004		53,256,526	80,756	2,933,443	(148,168)	2,866,031	(3,171,614)	(8,429)	(314,012)
Shares subscribed but unissued			(27,500)			(27,500)			(27,500)
Deferred compensation amortization					75,200	75,200			75,200
Shares issued for cash in Q1	$0.001	27,500,000	27,500			27,500			27,500
Cancellation of shares		(54,379,318)	(54,379)	54,379		-			-
Shares issued for loans payable	$0.06	816,667	817	48,183		49,000			49,000
Shares issued for cash in Q3	$0.035	153,333	153	5,297		5,450			5,450
Stock based compensation				6,177		6,177			6,177
Net loss for
year ended December 31, 2005							(1,185,717)		(1,185,717)
Balance, December 31, 2005		27,347,208	$27,347	$3,047,479	$(72,968)	$ 3,001,858	$(4,357,331)	$ (8,429)	(1,363,902)

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes the Consolidated Financial Statements
December 31, 2005
(Express in U.S. Dollars)
Note 1.	BUSINESS OPERATIONS AND CONTINUANCE OF OPERATIONS

(a)

Maverick Minerals Corporation ("the Company") date of incorporation and inception was on August 27, 1998 under the Company Act of the State of Nevada, U.S.A. to pursue opportunities in the business of franchising fast food distributor systems. On May 23, 2001, the Company changed its direction to the energy and mineral resource fields, as an exploration stage company, and still an exploration stage company.

(b)

An Agreement was entered between Eskota Energy Corporation (" Eskota") and Veneto Exploration LLC ("Veneto") on August 18, 2005 with a closing date of August 31, 2005 whereby Veneto has agreed to assign, transfer, convey and set over unto the Company, all of Veneto's right, title and interest in and to those oil and gas lease known informally between the parties as the "Eskota Leases" being eight miles east of Sweetwater, TX under the following terms and conditions:

Purchase price	$1,775,000
Down Payment, by Art Brokerage as a loan payable	375,000
Unpaid balance	$1,400,000
Payment due August 31, 2006	$700,000
Final payment due May 31, 2007	700,000
$1,400,000

Eskota will receive all revenue rightfully owed under the above noted leases.

Eskota agrees to an interest rate of 3% APR payable monthly on any outstanding balance after closing.

Eskota agrees to contribute not less than $400,000 towards capital improvements on the said lease and equipment during the first twelve months after closing.The parties agree to negotiate a reasonable covenant to ensure these expenditures.

Maverick agrees to grant to Veneto an option to purchase 100,000 common shares in the Company at a strike price of $0.25 and 100,000 of common stock in the Company at a strike price of $0.50 with an exercise period of one year from the date of closing.The Company granted to Mr. Alberto Dal Cin and Mr. Dennis Eubanks, respectively, options to purchase 50,000 common shares of the Company for each person at a strike price of $0.25 per share, and 50,000 common shares of the Company for each person at a strike price of $0.50 per share, with all of these options to have a maturity date of August 31, 2006.

At closing, the Company will retain Veneto as a non-exclusive consultant, to advise the Company, from time to time, of any Oil and Gas Opportunities it may become aware of and in which they believe, at their sole discretion, the Company may be interested.In consideration the Company agrees to grant to Veneto an option to purchase 75,000 shares of Maverick common shares from the Company' s registered S-8 plan at an option exercise price of $0.01 per share.This option has been exercised at December 31, 2005 for proceeds of $750.

A Note has been signed on August 31, 2005 between Eskota Energy Corporation (" Eskota" ) and Veneto Exploration, L.L.C. whereby Eskota promises to pay Veneto $700,000 before August 31, 2006, and $700,000 by May 31, 2007.Interest of 3% annually is payable monthly on the last day of each month on all balances after closing.Eskota has paid interest of $14,000 to Veneto for the four months ended December 31, 2005.Collateral is all oil and gas leases including wells and all personal property, fixtures, machinery and equipment situated on or in the oil and gas leases.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes the Consolidated Financial Statements
December 31, 2005
(Express in U.S. Dollars)
Note 1.	BUSINESS OPERATIONS AND CONTINUANCE OF OPERATIONS (cont'd)

(c)

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business.The Company has incurred comprehensive losses since inception of$4,365,760 to December 31, 2005 and has a working capital deficiency of $1,738,902 at December 31, 2005.These factors create substantial doubt as to the ability of the Company to continue as a going concern.Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	(a)	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Eskota Energy Corporation. All intercompany transactions and balance s have been eliminated on consolidation.

	(b)	Translation of Foreign Currency

The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the year.

An analysis of the changes in the cumulative currency translation adjustment account, as disclosed as part of stockholders' equity, is as follows:

	Year Ended
	December 31
	2005	2004
Beginning balance, December 31, 2004 and December 31, 2003	$(8,429)	$(8,429)
Changes during the period	--	--
Ending balance, December 31, 2005 and December 31, 2004	$(8,429)	$(8,429)

(c)	Basis of Presentation

These financial statements are prepared in accordance with United States of America Generally Accepted Accounting Principles (GAAP).

(d)	Revenue Recognition

Revenues on sales of oil and natural gas are recognized when the products are delivered and collectible.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes the Consolidated Financial Statements
December 31, 2005
(Express in U.S. Dollars)
Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont' d)

	(e)	Net Loss Per Share

Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

Computation of basic and diluted weighted average of shares outstanding for the year ended December 31, 2005 is as follows:

	Year Ended December 31,
	2005	2004
Basic weighted average shares	26,619,708	48,256,526
Effect of dilutive securities - Stock options (Note 10):
Qualified plan	-	1,500,000
Non-qualified plan	3,000,000	3,000,000
Options granted and exercised	(1,240,000)	(665,000)
Options	1,200,000	-
	2,960,000	3,835,000
Dilutive potential common shares	29,579,708	52,091,526
Anti-Dilutive	26,619,708	48,256,526

Net Profit (Loss) per share - Basic	($0.07)	$0.02
Net Profit (Loss) per share - Diluted	($0.07)	$0.02

The basic weighted average shares for the year ended December 31, 2005 are after cancellations that total 54,379,318 common shares from its issued and outstanding share capital during the year ended December 31, 2005.The cancellations were voluntarily, without compensation and were agreed to by six separate shareholders.

(f)	Property and equipment / Depreciation

The company has fully depreciated its property and equipment at 20% per annum on a straight-line basis and there is no residual value at December 31, 2005 and 2004.

	December 31,
	2005	2004
Property and Equipment	$24,662	$24,662
Accumulated depreciation	(24,662)	(24,662)
Net Value	$-	$-

(g)	Stock-Based Compensation

In September 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), " Share-Based Payment" (FAS 123(R)), which is a revision of Statement of Financial Accounting Standards No. 123, " Accounting for Stock-Based Compensation" (FAS 123). FAS 123(R) supersedes Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees, " and amends Statement of Financial Accounting Standards No.95, " Statement of Cash Flows."

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes the Consolidated Financial Statements
December 31, 2005
(Express in U.S. Dollars)
Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont' d)

	(g)	Stock-Based Compensation (cont' d)

We adopted FAS 123(R) using the " modified retrospective" method. The modified retrospective method requires that compensation cost be recognized beginning with the effective date (a)based on the requirements of FAS 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the effective date of FAS 123 (R) that remain uninvested on the effective date. The modified retrospective method also allowed companies to restate based on the amounts previously recognized under FAS 123 for purposes of pro forma disclosures for all prior years for which FAS 123 was effective. See Note 9 for a detailed discussion of our stock-based compensation and our adoption of FAS 123 (R).

	(h)	Segment Reporting B by Geographic Location

SFAS No.131, " Disclosures about Segments of an Enterprise and Related Information," establishes standards for a public company to report financial and descriptive information about its reportable operating segments in annual and interim financial reports.Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance.Two or more operating segments may be aggregated into a single operating segment provided aggregation is consistent with objective an basicprinciples of SFAS No.131, if the segments have similar economic characteristics, and the segments are considered similar under criteria provided by SFAS No.131. SFAS No.131 also establishes standards and related disclosures about the way the operating segments were determined, products and services, geographic areas and major customers, differences between the measurements used in reporting segment information and those used in the Company' s general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

December 31, 2005	Canada	U.S.	Total
Current assets	$-	$7,770	$7,770
Investment in S. Neil Unitized Lease	-	1,075,000	1,075,000
Total Assets	$-	$1,082,770	$1,082,770

Revenue	$-	33,287	33,287
General and administration expenses	(237,082)	(981,922)	(1,219,004)
Net (loss) for the period	$(237,082)	$(948,635)	$(1,185,717)

December 31, 2004	Canada	U.S.	Total
Current assets	$25,025	$-	$25,025
Net fixed assets	-	-	-
Total Assets	$25,025	$-	$25,025

Revenue	$1,249	-	1,249
Cost of good sold	(1,100)	-	(1,100)
General and administration costs	(65,358)	1,089,498	1,024,140
Net profit/(loss) for the period	$(65,209)	$1,089,498	$1,024,289

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes the Consolidated Financial Statements
December 31, 2005
(Express in U.S. Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont' d)

	(i)	Oil and Gas Properties

The Company adopted full-cost accounting for oil and gas production which is contained in Rule 4-10 of Regulation S-X of the SEC.Full-cost accounting considers all costs of unsuccessful and successful property acquisition and exploration activities as a cost of discovering reserves.Thus, all costs are considered an integral part of the acquisition, discovery, and development of oil and / or gas reserves; and costs that cannot be directly related to the discovery of specific reserves are capitalized.

In full costing, a country usually is selected as a cost center, and all costs incurred within the cost center are capitalized and subsequently amortized against the proved oil and /or gas reserves produced within the cost center by either the units of production or gross revenue methods.There is a limitation that capitalized costs of a cost center should not exceed the present value of the oil and / or gas reserves of the same cost center.

There is impairment in the Unitized Lease and, accordingly, $744,959 has been written off to operations at December 31, 2005.

	(j)	Recent Accounting Pronouncements

In December 2004, the FASB also issued SFAS No.151, " Inventory Costs, an amendment of ARB No.43, Chapter 4" which will become effective for the Company beginning January 1, 2006.This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead.In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities.The adoption of this standard is not expected to have a material effect on the Company' s results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, " Exchanges of Nonmonetary Assets- An Amendment of APB Opinion No. 29" .. The guidance in APB Opinion No. 29, " Accounting for Nonmonetary Transactions" , is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No.29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company' s results of operations or financial position.

In May 2005, the Financial Accounting Standards Board (" FASB" ) issued SFAS 154, " Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, " Accounting Changes," and supersedes FASB Statement No. 3, " Reporting Accounting Changes in Interim Financial Statements B an amendment of APB Opinion No. 28." SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.When it is impracticable to determine the

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes the Consolidated Financial Statements
December 31, 2005
(Express in U.S. Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont' d)

(j) Recent Accounting Pronouncements (cont' d)

period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement.When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as f it were adopted prospectively from the earliest date practicable.SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

Financial Instruments, an amendment of FASB Statements No. 133 and 140." This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative In February 2006, the FASB issued SFAS No. 155, " Accounting for Certain Hybrid financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity' s first fiscal yearthat begins after September 15, 2006.The adoption of this standard is not expected to have a material effect on the Company' s results of operations or financial position.

Note 3.	RELATED PARTY TRANSACTIONS

On May 3, 2003, the Company entered into a management agreement with its chief Executive, Robert Kinloch.The agreement was for a term of one year with an annual salary of $75,000.This contract was extended for one year under the same terms and conditions and the extension expired on April 30, 2005.A new management contract with a two year term was entered into on June 1, 2005 with an annual salary of $90,000 and will expire, unless amended, on May 31, 2007.Management fees of $85,000 are expensed in these financial statements for the year ended December 31, 2005. There are management fees payables of $11,250 at December 31, 2005 ($11,667 at December 31, 2004).

Note 4.	INCOME TAXES

The Company has losses that total $4,365,760 as at December 31, 2005.There are no current or deferred tax expenses for the year ended December 31, 2005, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes the Consolidated Financial Statements
December 31, 2005
(Express in U.S. Dollars)

Note 4.     INCOME TAXES

	December 31, 2005	December 31, 2004
Deferred tax assets	$1,484,358	$1,078,349
Valuation allowance	$(1,484,358)	(1,078,349)
Net deferred tax assets	$-	$-

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for period ended December 31, 2005 and December 31, 2004 is as follows:

	2005	2004

Statutory federal income tax rate	-34.0%	-34.0%
Valuation allowance	34.0%	34.0%
Effective income tax rate	0.0%	0.0%

Note 5.	PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at December 31, 2005 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.

Note 6.	FINANCIAL INSTRUMENTS

The Company' s financial instruments consist of cash and liabilities and long term debt.It is management' s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.The fair value of these financial statements approximates their carrying values.

Note 7.	LOANS PAYABLE

The Company has the following loans payable.These amounts are unsecured, bear no interest, with no specific terms of repayment, and are disclosed as current liabilities.

	December 31,
	2005	2004
Art Brokerage	$479,100	$-
Pride of Aspen Associates LLC	311,400	311,400
Mr. Alonzo B. Leavell	20,000	-
	$810,500	$311,400

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes the Consolidated Financial Statements
December 31, 2005
(Express in U.S. Dollars)

Note 8.	COMPENSATION/DEFERRED COMPENSATION

Shares had been issued that gave rise to compensation expense. This compensation is amortized over a five year period. Details of compensation expense and deferred compensation are as follows:

					Deferred
					Compensation
					Expense
			Deferred		Year Ended
			Portion		December 31,
		Compensation	12/31/2005	2005	2004
a)	2,000,000 common shares issued as a
	finder's fee to Robert Kinloch, a
	Director and officer of the Company at
	a price of $0.05 per share	$100,000	$-	$-	$-
b)	5,000,000 common shares subscribe
	by James Oste, a director and officer of
	the Company at a cash price of $0.01
	per share for a total of $50,000 giving
	rise to compensation at $0.04 per
	share, or $200,000	200,000	-	-	-
c)	250,000 common shares issued for
	Consulting services to David Glass
	at a price of $0.05 per share	2,500	-	-	43
d)	3,000,000 common shares exercised
	on stock options	117,000	-	17,608	30,944
e)	3,000,000 common shares exercised
	on stock options at a cash price of
	$0.001 per share giving rise to
	Compensation of $0.059 per share or
	$177,000	177,000	72,968	57,592	44,213
		$596,500	$72,968	$75,200	$75,200
Deferred Compensation Expensed to December 31, 2005			$523,532
			$596,500

Note 9.     STOCK OPTION PLANS

Stock Options / Stock Based Compensation

Stock options outstanding December 31, 2005:

	Options Outstanding
	Weighted-
Number	Average		Number
Outstanding at	Remaining		Exercisable at
December 31,	Contractual	Exercise	December 31,
2005	Life (years)	Price	2005
500,000	0.75	$0.01	500,000
500,000	1.00	$0.03	500,000
1,000,000			1,000,000

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes the Consolidated Financial Statements
December 31, 2005
(Express in U.S. Dollars)
Note 9.	STOCK OPTION PLANS (Cont' d)

The fair value of these options was determined using the Black-Scholes option pricing model, recognizing forfeitures as they occur, using the following assumptions:

Options not yet forfeited	1,000,000
Stock price	$0.01
Risk free interest rate	3.64%
Expected volatility	170%
Expected dividend yield	$0

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

Stock based compensation expensed for the year ended December 31, 2005 is $6,177 and is also disclosed as additional paid-in Capital.

Note 10.	INVESTMENT IN S. NEIL UNITIZED LEASE

The Company has working interests in petroleum and natural gas properties and cost and results of operations are as follows:

Property acquisition costs
Cost of Unitized Lease, acquired on August 31, 2005	$1,775,000
Development costs	44,959
Impairment to December 31, 2005	(744,959)
Balance, at December 31,2005	$1,075,000
Revenue from date of Acquisition on August 31, 2005 to December 31 2005	$33,287
Results of operations - during the year ended December 31, 2005	$33,287

Note 11.     DISPOSITION OF SUBSIDIARY OPERATIONS

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

In the year ending December 31, 2005, there is a write-off of $744,959 regarding the impairment of the investment in S. Neil Unitized Lease as disclosed in Note 10 above.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes the Consolidated Financial Statements
December 31, 2005
(Express in U.S. Dollars)
Note 12.LITIGATION

On December 14, 2005 the wholly owned subsidiary of the company, Eskota Energy Corporation, received a demand letter for $1,400,000.00 from Veneto Exploration LLC, our Note Holder, alleging a specific default under the terms of the note not relating to repayment.The alleged breach was disputed and the matter remained unresolved until after the Company' s fiscal year end of December 31, 2005.See subsequent events note 13, below.

Note 13.SUBSEQUENT EVENTS

On January 31, 2006, subsequent to the year end filing period, the Note Holder, Veneto Exploration LLC (" Veneto" ) informed Eskota that it had filed a notice of foreclosure against the S. Neill oil and gas lease which formed the underlying security for the promissory note of $1,400,000 being part of the purchase price when Eskota bought the lease from Veneto in August 31, 2005.

On February 20, 2006 and acting in consort, Veneto and Maverick Minerals Corporation purchased a 771 acre, more or less, natural gas lease in Stephens County, Texas recorded in Volume 58, Page 505, Deed Records, Stephens County, Texas. The lease is known in common parlance as the Knox lease. Veneto and Maverick acquired the lease in equal undivided portions. The total purchase price for the lease, $55,000, was advanced 100% by Maverick Minerals Corporation with the provision that the lease would subsequently be placed for resale with the understanding that each side would share pari passu in any profit after the return of the purchase price of $55,000 to Maverick upon the completion of any sale.

Subsequent to the purchase of the Knox lease by the parties and pursuant to the receipt of the foreclosure notice, Veneto and Eckota entered into a settlement agreement dated March 3, 2006 wherein Veneto agreed to cease its foreclosure and Eskota agreed to suspend its contemplated legal action pursuant to the following terms of settlement.

Eskota would pay the outstanding interest and current interest to the end of March 31, 2006 being 4 months at $3,500 for a total of $14,000 by March3, 2006.

Eskota shall thereafter keep the interest current through quarterly payments of $10,500 commencing with interest due on April 30, 2006 and continuing thereafter in Quarterly installments as required. Subsequent to the agreement being executed Eskota brought all interest payments up to the date and prepaid the interest that will be due through July 31 2006.

Maverick agrees to assign all profits from the recently purchased Knox lease in Stephens County, to Veneto, who would, acting on behalf of Eskota, use the funds to pay outstanding invoices accrued on the S. Neill site by Eskota during its recent workover activities. Veneto would return to Eskota the $55,000 advanced by Eskota for the cost/purchase of the Knox lease once a sale was completed.

Eskota agreed to fund the drilling of one new well on the S. Neill lease by August 31, 2006. Eskota and Veneto would also enter into an operating agreement on the S. Neill site for purposes of drilling a new well and maintaining production from existing facilities.

As of the date of this report, all of the conditions to the agreement have been met and all monies owed under the agreement paid. The parties have yet to complete the terms of the operating agreement contemplated which is under negotiation, however, a verbal agreement is in place and functioning without incident, wherein the net proceeds of the lease are directed to outstanding payables. This effort is administered by Veneto, the operator of the lease. The parties expect to have a formal operating agreement by the end of the second fiscal quarter ending June 30, 2006.

PART IV

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of May, 2006.

MAVERICK MINERALS CORPORATION
(Registrant)

BY:	ROBERT KINLOCH
Robert Kinloch
President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

ROBERT KINLOCH	President, Principal Executive Officer,	May 19, 2006
Robert Kinloch	Treasurer, Principal Financial Officer and a member of the Board of Directors.