Form 10QSB
period 2006-03-31
MAVERICK MINERALS CORP
filed 2006-05-22
CIK 1074929

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ending MARCH 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

==================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Moen & Company, Chartered Accountants, our auditing firm, has not yet completed a review of our quarterly financial statements. They have advised us that the review will be completed within the next seven days. At that time, we will file an amended report which will include an amended Plan of Operations and our Auditor's Review of our Financial Statements.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Management's Discussion and Analysis or Plan of Operation Period Ending March 31, 2006

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

Overview

The Company is a start-up, exploration stage corporation and has yet to generate or realize any significant revenues from its exploration operations.

The Company is engaged in the production of oil and gas from existing producing wells and reworking non-producing but existing well bores on a leased oil and gas property in the state of Texas. We are considered an exploration stage company, as our principal operations have not yet produced significant revenue.

Acquisitions

On February 20, 2006 Maverick Minerals Corporation in partnership with Veneto Exploration LLC acquired an Oil, Gas and Mineral lease in Stephens County Texas, ( the " Knox Lease" ) covering 771 acres, more or less, recorded in Volume 58, Page 505, Deed Records, Stephens County, Texas. Under the terms of the purchase agreement:

Maverick agreed to contribute $55,000.00 towards the purchase price of the Lease. Thereafter Maverick and Veneto agreed to divide any profits from the resale of the lease with the agreement that the $55,000 purchase price would be repaid to Maverick prior to a division of any profits either from the operation or future sale of the property.

The acquisition was funded by was of a private loan from a major shareholder.

Activities in a Subsidiary Corporation

The Company incorporated a wholly-owned subsidiary, Eskota Energy Corporation, Inc. ("Eskota" ) or ("the Subsidiary" ) a Texas company, in August, 2005. Eskota entered into an Assignment Agreement with Veneto Exploration LLC of Plano, Texas ("Veneto" ) dated August 31st, 2005 in which the Company acquired petroleum and natural gas rights and leases, ("the Lease" ) comprising a 100% working interest 75%+/- NRI in a 6,000 +/- acres in central Texas approximately 9 miles east of the town of Sweetwater.

To date Eskota Energy Corporation has attempted to rework approximately 5% of the existing dormant wells it acquired with it' s purchase of the S. Neill property in August 2005. While no new production has accrued to the Corporation from the initial work-over attempts significant knowledge of the reservoir has been gain from our activities.

A concerted effort has been made to update existing well data from public data bases and the Company has hired a consultant to remodel the reservoir based on public records and proprietary records recovered from a private source since the time of the last reporting.

Assessment and review of our preliminary modeling reports lead us to believe, that an opportunity exists to reassess our approach to the large, (nearly 9 square mile lease), beyond our initial remediation efforts to new drilling activity as well. While this would increase the funds dramatically which would have to be raised, to increase production on the field, the stable nature of the reserve and the significant data that has been reviewed suggests an opportunity exists for new drilling into infill locations with reduced risk based on historical initial production figures from contiguous wells which were drilled over the past 3 decades.

Update on Foreclosure Status and Outstanding Payables

In addition to the renewed technical analysis of the S. Neill lease in the first quarter of 2006, the Company continued to negotiate the terms and conditions which it hopes will lead to a settlement of the outstanding monetary issues relating to the purchase of the S. Neill site and the work undertaken to optimize the property.

On December 14, 2005, Eskota Energy Corporation received a demand letter from Veneto Exploration LLC ("the Note Holder" ) demanding payment of the total principal amount outstanding on the $1,400,000.00 note. The demand arose pursuant to a dispute concerning Eskota' s obligation to pay its outstanding payables accrued during the company' s workover plan. Eskota entered into a discussion with the operator of the property who is also the Note Holder, wherein an equitable disposition of the accrued payables could be agreed to. Prior to reaching an agreement on the outstanding payables Eskota received formal notice of foreclosure on the company's S. Neill lease from Veneto on February 22, 2006.

Eskota Energy has made significant progress with (" the Note Holder" ) in the first quarter of 2006 with respect to the above noted issues. Firstly, the Note Holder in his capacity as the operator assumed responsibility for the outstanding payables relating to the Company' s work-over activities. In conjunction with this action the sales revenue from the property was re-assigned to the operator with the understanding that the Company would receive credit for the net revenue as it was applied against the outstanding payables.

Further to these actions the Company and the Note Holder agreed as follows:

The Note Holder would forebear foreclosure against Eskota Energy Corporation under the Deed of Trust for so long as Eskota complies with the following terms:

Maverick Minerals Corporation would assign, on behalf of Eskota, all profits it may eventually receive from it' s 50% ownership in the Know lease ( described further herein ) to the Note Holder who will, acting on behalf of Eskota, and use the funds to pay outstanding invoices accrued on the S. Neill site. In certain circumstances the Operator has funded the payment of certain payables and will credit itself from any future profits as described.

Eskota shall pay the outstanding interest and current interest to the end of March 31, being 4 months at $3,500 per month ($14,000.00) by March 03, 2006. Eskota shall thereafter keep the interest current through quarterly payments of $10,500.00 commencing with the interest due on April 30, 2006. and continuing thereafter in quarterly installments as required.

Eskota agrees to fund the drilling of one new well on the S. Neill lease by August 31, 2006.

Eskota and Veneto agree to enter into a formal operating agreement on the S. Neill site for purposes of drilling a new well and maintaining production from existing facilities.

At the time of the agreement Eskota believed that it could meet all of the conditions contained therein.

The Note holder has provided written assurance that subject to regular interest payments and other conditions outlined above, no further action will be taken under the foreclosure notice prior to the date of the first principal payment due under the original purchase agreement being August 31, 2006.

Subsequent Events

As agreed, all outstanding interest due from Eskota under the original Promissorry Note has been paid and prepaid through July 31, 2006.

The operator, acting on behalf of Eskota, and using a combination of funds described above has significantly reduced the outstanding payables as of the reporting date and all payables are scheduled to be retired by June 28, 2006.

Limited operating history; need for additional capital

There is no historical financial information about the Company upon which to base an evaluation of its future performance. The Company is an exploration stage corporation with a single property and has not generated significant revenues from operations. The Company cannot guarantee it will be successful in its business operations.

To become profitable and competitive the Company must raise money to exploit it' s resource reserve more completely and to then extract that resource economically. In the energy resource business, the possibility of accomplishing that goal is remote.

To accomplish the foregoing object, the Company must raise money. The Company has no assurance that future financing will be available or if available it will be on acceptable terms. If financing is not available on satisfactory terms, the Company may be unable to continue its operations. Further it may breach agreements it has entered into which could result in the loss of its entire investment.

Other than as described herein, we have no other financing plans.

Results of Operations

The Company received no significant revenue in the first quarter of 2006. Further details on specific results will be provided with our reviewed financial statements in the next ten to twelve days.

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

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

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

Dated this 22nd day of May, 2006.

MAVERICK MINERALS CORPORATION
(formerly known as Pacific Cart Services Ltd.)
(Registrant)

BY:	ROBERT KINLOCH
Robert Kinloch, President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer and member of the Board of Directors