Form 10QSB/A
period 2006-03-31
MAVERICK MINERALS CORP
filed 2006-06-12
CIK 1074929

=========================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB/A-1

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

=======================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
	March 31	December 31
	2006	2005
	(Unaudited-	(Audited)
	Prepared by
Current Assets	Management)
Cash	$102	$$196
Due from related party	-	7,574
Prepay expenses	10,500	-
TOTAL CURRENT ASSETS	10,602	7,770
Investments (Note 10)	1,130,000	1,075,000
TOTAL ASSETS	$1,140,602	$1,082,770

Current Liabilities
Accounts payable	$206,163	$214,922
Accrued liabilities	4,150	10,000
Loans payable (Note 7)	935,420	810,500
Management fees payable (Note 3)	7,500	11,250
Current portion of long term debt (Note 1(b))	700,000	700,000
TOTAL CURRENT LIABILITIES	1,853,233	1,746,672

Long Term Debt (Note 1(b))	700,000	700,000

Stockholders' Equity (DEFICIT)
Capital Stock
Authorized:
100,000,000 common shares at $0.001 par value
Issued and fully paid 27,347,208 Common Shares
Par value	27,347	27,347
Additional paid-in capital	3,047,479	3,047,479
Deferred compensation (Note 8)	(54,168)	(72,968)
	3,020,658	3,001,858
Deficit, accumulated during the exploration stage	(4,424,860)	(4,357,331)
Accumulated Other Comprehensive Income (loss))	(8,429)	(8,429)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,412,631)	(1,363,902)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,140,602	$1,082,770

	Going Concern:	Note 1 (c)
	Commitments:	Note 3, 5,&10
Approved on Behalf of the Board	Subsequent Events:	Note 13
"Robert J. Kinloch"

The accompanying notes are an integral part of these financial statements.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statements of Income and Comprehensive Income (Loss)
(Expressed in U.S. Dollars)
(Unaudited)
(Prepared by Management)
	Cumulative From
	Date of Inception
	on Aug 27,1998	Three Months Ended
	to March 31,	March 31
	2006	2,006	2005
Revenue
Sales	$726,326	$-	$-
Interest and other income	24,546	-	-
	750,872	-	-
Cost of good sold	355,870	-	-
Gross margin	395,002	-	-
General and administration expenses
Audit fees	52,308	-	-
Amortization of deferred
compensation (Note 8)	542,332	18,800	18,800
Depreciation	306,676	-	-
Equipment - fuel & lease	444,860	-	-
Freight expense	7,601	-	-
Insurance	138,375	-	-
Interest expense	24,500	10,500	-
Accounting, legal, engineering & consulting,
investor relations	1,038,421	5,625	1,236
Management fees and stock based compensation	387,142	22,500	18,750
Office expenses	191,204	858	494
Repairs and maintenance	536,164	-	-
Royalties	171,339	-	-
Telephone and utilities	235,505	-	-
Transfer agent fees	21,598	284	36
Travel expenses	200,624	8,962	3,357
Wages and benefits	127,092	-	-
Write off assets/liabilities	(350,838)	-	-
Impairment of Unitized Lease	744,959	-	-
Total general and administration expenses	4,819,862	67,529	42,673
Net Profit (Loss) for the year	(4,424,860)	(67,529)	(42,673)
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustments	(8,429)	-	-
Comprehensive Income (Loss)	$(4,433,289)	$(67,529)	$(42,673)

The accompanying notes are an integral part of these financial statements.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
(Prepared by Management)
	Cumulative From
	Date of Inception
	on Aug 27,1998	Three Months Ended
	to March 31,	March 31
	2006	2006	2005
Operating Activities
Net Profit (Loss) for the period	$(4,424,860)	$(67,529)	$(42,673)
Items not requiring use of cash
Impairment of Unitized Lease	744,959	-
Write off assets/liabilities	(350,838)	-	-
Stock based compensation	6,177	-	-
Deferred compensation expense	542,332	18,800	18,800
Depreciation	306,676	-	-
Foreign Currency translation loss	(8,429)	-	-
Changes in non-cash working capital items
Prepaid expense	(10,500)	(10,500)	-
Due from Related Parties	-	7,574	-
Accounts payable	206,163	(8,759)	800
Accrued liabilities	4,150	(5,850)
Management fees payable	7,500	(3,750)	(1,891)
Total funds (used) in operating activities	(2,976,670)	(70,014)	(24,964)

Investing Activities
Investment in S Neil. Unitized Lease	(99,959)	(55,000)	-
Purchase of property, and equipment	(306,676)	-	-
Total funds (used) in investing activities	(406,635)	(55,000)	-

Financing Activities
Capital stock issued for cash	2,822,987	-	-
Loans payable	560,420	124,920	-
Total funds from financing activities	3,383,407	124,920	-

Cash, increase(decrease) during the period	102	(94)	(24,964)
Cash, beginning of the period	-	196	25,025
Cash, end of the period	$102	$102	$61

Supplemental Cash Flow information
Interest paid		$10,500	$-
Income Tax paid		$-	$-

The accompanying notes are an integral part of these financial statements.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Stockholders' Equity
For the Period From date of inception on August 27, 1998 to March 31, 2006
(Expressed in U.S. Dollars)
(Unaudited)
(Prepared by Management)
	Price	Number of	Par Value	Additional		Total	Retained	Other	Total
	Per	Common	@$0.001	Paid-in	Deferred	Capital	Earnings	Comprehensive	Stockholders'
	Share	Shares	Per Share	Capital	Compensation	Stock	(Deficit)	Income/(Loss)	Equity
								Foreign currency
From date of Inception on								translation adj
August 27, 1998 to December 31, 2001		17,788,250	17,788	1,991,113	(373,768)	1,635,133	(1,185,687)	(9,302)	440,144
Shares issued for
debt - Cardinal	$0.08	800,000	800	59,200		60,000			60,000
Shares issued for
consulting - Getty	$0.07	1,500,000	1,500	98,500		100,000			100,000
Shares issued for cash	$0.20	100,000	100	19,900		20,000			20,000
Deferred compensation amortization					75,200	75,200			75,200
Net loss for year ended December 31, 2002							(1,613,886)		(1,613,886)
Balance, December 31, 2002		20,188,250	20,188	2,168,713	(298,568)	1,890,333	(2,799,573)	(9,302)	(918,542)
Shares issued for bonus	$0.001	665,000	665	-		665			665
Shares for services	$0.001	25,000	25	-		25			25
Deferred compensation amortization					18,800	18,800			37,600
Net loss for three month
period ended March 30, 2003							(45,837)		(45,837)
Balance, March 31, 2003		20,878,250	20,878	2,168,713	(279,768)	1,909,823	(2,845,410)	(9,302)	(926,089)
Reverse split1 : 5
on May 13, 2003		4,176,126	4,176	2,185,415	(279,768)	1,909,823	(2,845,410)	(9,302)	(944,889)
Shares issued May 14, 2003,
advance for reverse takeover to be completed
in July 2003	$0.02	37,580,400	37,580	714,028		751,608			751,608
Shares issued July 8, 2003						-
management fees	$0.01	1,500,000	1,500	19,000		20,500			20,500
Deferred compensation amortization					56,400	56,400			56,400
Cumulative currency translation adjustment								873	873
Net loss for year ended December 31, 2003							(1,350,493)		(1,350,493)
Balance, December 31, 2003		43,256,526	43,256	2,918,443	(223,368)	2,738,331	(4,195,903)	(8,429)	(1,466,001)
Shares issued for cash
in June 21, 2004	$0.025	10,000,000	10,000	15,000		25,000			25,000
			53,256
Deferred compensation amortization					75,200	75,200			75,200
Shares subscribed but unissued			27,500			27,500			27,500
Net loss for year ended December 31, 2004						-	1,024,289		1,024,289
Balance, December 31, 2004		53,256,526	80,756	2,933,443	(148,168)	2,866,031	(3,171,614)	(8,429)	(314,012)
Shares subscribed but unissued			(27,500)			(27,500)			(27,500)
Deferred compensation amortization					75,200	75,200			75,200
Shares issued for cash in Q1	$0.001	27,500,000	27,500			27,500			27,500
Cancellation of shares		(54,379,318)	(54,379)	54,379		-			-
Shares issued for loans payable	$0.06	816,667	817	48,183		49,000			49,000
Shares issued for cash in Q3	$0.035	153,333	153	5,297		5,450			5,450
Stock based compensation				6,177		6,177			6,177
Net loss for
year ended December 31, 2005							(1,185,717)		(1,185,717)
Balance, December 31, 2005		27,347,208	27,347	3,047,479	(72,968)	3,001,858	(4,357,331)	(8,429)	(1,363,902)
Deferred compensation amortization					18,800	18,800			18,800
Net loss for the quarter ended March 31, 2006							(67,529)		(67,529)
Balance, March 31, 2005		27,347,208	$ 27,347	$ 3,047,479	$ (54,168)	$3,020,658	$(4,424,860)	$ (8,429)	$(1,412,631)

The accompanying notes are an integral part of these financial statements.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Condensed Financial Statements
March 31, 2006
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

At closing, the Company will retain Veneto as a non-exclusive consultant, to advise the Company, from time to time, of any Oil and Gas Opportunities it may become aware of and in which they believe, at their sole discretion, the Company may be interested. In consideration the Company agrees to grant to Veneto an option to purchase 75,000 shares of Maverick common shares from the Company's registered S-8 plan at an option exercise price of $0.01 per share. This option has been exercised at December 31, 2005 for proceeds of $750.

A Note has been signed on August 31, 2005 between Eskota Energy Corporation ("Eskota") and Veneto Exploration, L.L.C. whereby Eskota promises to pay Veneto $700,000 before August 31, 2006, and $700,000 by May 31, 2007. Interest of 3% annually is payable monthly on the last day of each month on all balances after closing. Collateral is all oil and gas leases including wells and all personal property, fixtures, machinery and equipment situated on or in the oil and gas leases.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Condensed Financial Statements
March 31, 2006
(Expressed in U.S. Dollars)
(Unaudited)

Note 1.	BUSINESS OPERATIONS AND CONTINUANCE OF OPERATIONS (cont'd)

(c)

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred comprehensive losses since inception of $4,433,289 to March 31, 2006 and has a working capital deficiency of $1,842,631 at March 31, 2006. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.

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

An analysis of the changes in the cumulative currency translation adjustment account, as disclosed as part of stockholders' equity, is as follows:

	Three months ended
	March 31
	2006	2005
Beginning balance, December 31, 2005 and December 31, 2004	$(8,429)	$(8,429)
Changes during the period	--	--
Ending balance, March 31, 2006 and March 31, 2005	$(8,429)	$(8,429)

(c)	Basis of Presentation
These financial statements are prepared in accordance with United States of America Generally Accepted Accounting Principles (GAAP).

(d)	Revenue Recognition
Revenues on sales of oil and natural gas are recognized when the products are delivered and collectible.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Condensed Financial Statements
March 31, 2006
(Expressed in U.S. Dollars)
(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont' d)

	(e)	Net Loss Per Share

Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

Computation of basic and diluted weighted average of shares outstanding for the period ended March 31, 2006 is as follows:

	Three Months Ended March 31,
	2006	2005
Basic weighted average shares	27,347,208	73,881,526
Effect of dilutive securities - Stock options (Note 10):
Qualified plan	-	1,500,000
Non-qualified plan	3,000,000	3,000,000
Options granted and exercised	(1,240,000)	(665,000)
Options	1,200,000	-
	2,960,000	3,835,000
Dilutive potential common shares	30,307,208	77,716,526
Anti-Dilutive	27,347,208	73,881,526

Net Profit (Loss) per share - Basic	$0.00	$0.00
Net Profit (Loss) per share - Diluted	$0.00	$0.00

  (f)        Property and equipment / Depreciation

The company has fully depreciated its property and equipment at 20% per annum on a straight-line basis and there is no residual value at March 31, 2006 and 2005.

	March 31,
	2006	2005
Property and Equipment	$24,662	$24,662
Accumulated depreciation	(24,662)	(24,662)
Net Value	$-	$-

(g)	Stock-Based Compensation

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

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Condensed Financial Statements
March 31, 2006
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

March 31, 2006	Canada	U.S.	Total
Current assets	$25,821	$11,031	$36,852
Investments in Leases	-	1,130,000	1,130,000
Total Assets	$25,821	$1,141,031	$1,166,852

Operations - Quarter Ended March 31, 2006
General and administration costs	$(56,399)	$(11,130)	$(67,529)
Net profit/(loss) for the period	$(56,399)	$(11,130)	$(67,529)

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Condensed Financial Statements
March 31, 2006
(Expressed in U.S. Dollars)
(Unaudited)

Note 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

(h)       Segment Reporting B by Geographic Location ( Cont' d)

December 31, 2005	Canada	U.S.	Total
Current assets	$-	$7,770	$7,770
Investment in S. Neil Unitized Lease	-	1,075,000	1,075,000
Total Assets	$-	$1,082,770	$1,082,770

Operations - Year Ended December 31, 2005
Revenue	$-	$33,287	$33,287
General and administration expenses	(237,082)	(981,922)	(1,219,004)
Net (loss) for the period	$(237,082)	$(948,635)	$(1,185,717)

March 31, 2005	Canada	U.S.	Total
Current assets	$-	$61	$61
Net fixed assets	-	-	-
Total Assets	$-	$61	$61

Operations - Quarter Ended March 31, 2005
General and administration costs	$(42,673)	$-	$(42,673)
Net profit/(loss) for the period	$(42,673)	$-	$(42,673)

(i)	Oil and Gas Properties

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

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Condensed Financial Statements
March 31, 2006
(Expressed in U.S. Dollars)
(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont' d)
	(j)	Recent Accounting Pronouncements

In December 2004, the FASB also issued SFAS No.151, " Inventory Costs, an amendment of ARB No.43, Chapter 4" which will become effective for the Company beginning January 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The adoption of this standard is not expected to have a material effect on the Company' s results of operations or financial position.

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

In May 2005, the Financial Accounting Standards Board (" FASB" ) issued SFAS 154, " Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, " Accounting Changes," and supersedes FASB Statement No. 3, " Reporting Accounting Changes in Interim Financial Statements B an amendment of APB Opinion No. 28." SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as f it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

Financial Instruments, an amendment of FASB Statements No. 133 and 140." This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative In February 2006, the FASB issued SFAS No. 155, " Accounting for Certain Hybrid financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity' s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company' s results of operations or financial position.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Condensed Financial Statements
March 31, 2006
(Expressed in U.S. Dollars)
(Unaudited)

Note 3.      RELATED PARTY TRANSACTIONS

On May 3, 2003, the Company entered into a management agreement with its chief Executive, Robert Kinloch. The agreement was for a term of one year with an annual salary of $75,000. This contract was extended for one year under the same terms and conditions and the extension expired on April 30, 2005. A new management contract with a two-year term was entered into on June 1, 2005 with an annual salary of $90,000 and will expire, unless amended, on May 31, 2007. Management fees of $22,500 are expensed in these financial statements for the three months ended March 31, 2006.($18,750 - three months ended March 31, 2005). There are management fees payables of $7,500 at March 31, 2006 ($11,250 at December 31, 2005).

Note 4.      INCOME TAXES

The Company has losses that total $4,433,289 as at March 31, 2006. There are no current or deferred tax expenses for the quarter ended March 31, 2006, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

	March 31, 2006	December 31, 2005	March 31, 2005
Deferred tax assets	$1,507,318	$1,484,358	$1,095,723
Valuation allowance	$(1,507,318)	$(1,484,358)	$(1,095,723)
Net deferred tax assets	$-	$-	$-

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for quarters ended March 31, 2006 and 2005 is as follows:

	2006	2005

Statutory federal income tax rate	34.0%	34.0%
Valuation allowance	(34.0%)	(34.0%)
Effective income tax rate	0.0%	0.0%

Note 5.      PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at March 31, 2006 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.

Note 6.      FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and liabilities and long-term debt. It is management' s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Condensed Financial Statements
March 31, 2006
(Expressed in U.S. Dollars)
(Unaudited)

Note 7.	LOANS PAYABLE

The Company has the following loans payable. These amounts are unsecured, bear no interest, with no specific terms of repayment, and are disclosed as current liabilities.

	March 31	December 31
	2006	2005
Art Brokerage	$604,020	$479,100
Pride of Aspen Associates LLC	311,400	311,400
Mr. Alonzo B. Leavell	20,000	20,000
	$935,420	$810,500

Note 8.	COMPENSATION/DEFERRED COMPENSATION

Shares had been issued that gave rise to compensation expense. This compensation is amortized over a five year period. Details of compensation expense and deferred compensation are as follows:

					Deferred
					Compensation
					Expense
			Deferred		Quarter Ended
			Portion		March 31,
		Compensation	3/31/2006	2006	2005
a)	2,000,000 common shares issued as a
	finder's fee to Robert Kinloch, a
	director and officer of the Company at
	a price of $0.05 per share	$100,000	$-	$-	$-
b)	5,000,000 common shares subscribe
	by James Oste, a director and officer of
	the Company at a cash price of $0.01
	per share for a total of $50,000 giving
	rise to compensation at $0.04 per
	share, or $200,000	200,000	-	-	-
c)	250,000 common shares issued for
	consulting services to David Glass
	at a price of $0.05 per share	2,500	-	-	-
d)	3,000,000 common shares exercised
	on stock options	117,000	-	-	16,587
e)	3,000,000 common shares exercised
	on stock options at a cash price of
	$0.001 per share giving rise to
	compensation of $0.059 per share or
	$177,000	177,000	54,168	18,800	2,213
		$596,500	$54,168	$18,800	$18,800
Deferred Compensation Expensed to March 31, 2006			$542,332
			$596,500

F-13

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Condensed Financial Statements
March 31, 2006
(Expressed in U.S. Dollars)
(Unaudited)

Note 9.	STOCK OPTION PLANS
Stock Options / Stock Based Compensation
Stock options outstanding March 31, 2006:

	Options Outstanding
	Weighted-
Number	Average		Number
Outstanding at	Remaining		Exercisable at
March 31,	Contractual	Exercise	March 31,
2006	Life (years)	Price	2006
500,000	0.50	$0.01	500,000
500,000	0.75	$0.03	500,000
1,000,000			1,000,000

The fair value of these options was determined using the Black-Scholes option pricing model, recognizing forfeitures as they occur, using the following assumptions:

Options not yet forfeited	1,000,000
Stock price	$0.01
Risk free interest rate	3.64%
Expected volatility	170%
Expected dividend yield	$0

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. The Company' s stock options are not transferable and cannot be traded. The Black-Scholes model also requires an estimate of expected volatility. The Company uses historical volatility rates of the Company to arrive at an estimate of expected volatility. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore do not necessarily provide a reliable measure of the fair value of the Company' s stock options.

Stock based compensation expensed for the quarter ended March 31, 2006 is nil.

Note 10.	INVESTMENT IN S. NEIL UNITIZED LEASE

The Company has working interests in petroleum and natural gas properties and cost and results of operations are as follows:

Property acquisition costs
Cost of Unitized Lease, acquired on August 31, 2005	$1,775,000
Development costs	44,959
Impairment to December 31, 2005	(744,959)
Balance, at December 31,2005	$1,075,000
Cost of natural gas lease, acquired on February 20, 2006	55,000
Balance, at March 31, 2006	$1,130,000
Revenue during three Quarter ending March 31, 2006	$-
Results of operations - during the Quarter ended March 31, 2006	$-

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Condensed Financial Statements
March 31, 2006
(Expressed in U.S. Dollars)
(Unaudited)

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

In the year ending December 31, 2005, there is a write-off of $744,959 regarding the impairment of the investment in S. Neil Unitized Lease as disclosed in Note10 above.

Note 12. LITIGATION

On December 14, 2005 the wholly owned subsidiary of the company, Eskota Energy Corporation, received a demand letter for $1,400,000.00 from Veneto Exploration LLC, our Note Holder, alleging a specific default under the terms of the note not relating to repayment. The alleged breach was disputed and the matter was resolved following the negotiations mentioned below.

On January 31, 2006, the Note Holder, Veneto Exploration LLC (" Veneto" ) informed Eskota that it had filed a notice of foreclosure against the S. Neill oil and gas lease which formed the underlying security for the promissory note of $1,400,000 being part of the purchase price when Eskota bought the lease from Veneto in August 31, 2005.

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

Eskota would pay the outstanding interest and current interest to the end of March 31, 2006 being 4 months at $3,500 for a total of $14,000 by March 31, 2006.

Eskota shall thereafter keep the interest current through quarterly payments of $10,500 commencing with interest due on April 30, 2006 and continuing thereafter in Quarterly installments as required. Subsequent to the agreement being executed, Eskota brought all interest payments up to the date and prepaid the interest that will be due through July 31 2006.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Condensed Financial Statements
March 31, 2006
(Expressed in U.S. Dollars)
(Unaudited)

Note 12. LITIGATION (continued)

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

Note 13. SUBSEQUENT EVENTS

As of the date of this report, all of the conditions to the abovementioned agreement have been met and all monies owed under the agreement paid. The parties have yet to complete the terms of the operating agreement contemplated which is under negotiation, however, a verbal agreement is in place and functioning without incident, wherein the net proceeds of the lease are directed to outstanding payables. This effort is administered by Veneto, the operator of the lease. The parties expect to have a formal operating agreement by the end of the second fiscal quarter ending June 30, 2006.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Results of Operations

For the Three Months ended March 31, 2006.

The company recorded a loss from operations of $67,529.00 for the quarter ended March 31st, 2006. This compares to a loss of $42,673.00 for the same period in 2005.

The company did not record any sales revenue for the period. Total general and administration expenses were $67,529.00 for the reporting period, compared with $42,673.00 for the same period in 2005. The increase in fiscal 2006 is largely a result of an increase in management fees and stock based compensation and higher travel expenses.

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

Dated this 9th day of June, 2006.

MAVERICK MINERALS CORPORATION
(formerly known as Pacific Cart Services Ltd.)
(Registrant)

BY:	ROBERT KINLOCH
Robert Kinloch, President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer and member of the Board of Directors