Form 10KSB/A
period 2005-12-31
MAVERICK MINERALS CORP
filed 2006-06-13
CIK 1074929

========================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.

FORM 10-KSB/A-2
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

Transitional Small Business Disclosure Format (Check one): Yes [   ]     No [ x ]

PART I.

ITEM 7.     FINANCIAL STATEMENTS

MOEN AND COMPANY
CHARTERED ACCOUNTANTS
Member:
Canadian Institute of Chartered Accountants	Securities Commission Building
Institute of Chartered Accountants of British Columbia	PO Box 10129, Pacific Centre
Institute of Management Accountants (USA) (From 1965)	Suite 1400 - 701 West Georgia Street
Vancouver, British Columbia
Registered with:	Canada V7Y 1C6
Public Company Accounting Oversight Board (USA) (PCAOB)	Telephone: (604) 662-8899
Canadian Public Accountability Board (CPAB)	Fax: (604) 662-8809
Canada - British Columbia Public Practice Licence	Email: moenca@telus.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Maverick Minerals Corporation. (A Nevada Corporation)
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Maverick Minerals Corporation. (A Nevada Corporation) (An Exploration Stage Company) as of December 31, 2005 and 2004, and the related statements of income and comprehensive income (loss), cash flows and stockholders' equity for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maverick Minerals Corporation. (A Nevada Corporation) (An Exploration Stage Company) as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

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

MOEN AND COMPANY LLP
Vancouver, British Columbia, Canada
Chartered Accountants
April 18, 2006

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

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes the Consolidated Financial Statements
December 31, 2005
(Express in U.S. Dollars)
Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont' d)

	(e)	Net Loss Per Share

Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

Computation of basic and diluted weighted average of shares outstanding for the year ended December 31, 2005 is as follows:

	Year Ended December 31,
	2005	2004
Basic weighted average shares	26,619,708	48,256,526
Effect of dilutive securities - Stock options (Note 10):
Qualified plan	-	1,500,000
Non-qualified plan	3,000,000	3,000,000
Options granted and exercised	(1,240,000)	(665,000)
Options	1,200,000	-
	2,960,000	3,835,000
Dilutive potential common shares	29,579,708	52,091,526
Anti-Dilutive	26,619,708	48,256,526

Net Profit (Loss) per share - Basic	($0.04)	$0.02
Net Profit (Loss) per share - Diluted	($0.04)	$0.02

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of June, 2006.

MAVERICK MINERALS CORPORATION
(Registrant)

BY:	ROBERT KINLOCH
Robert Kinloch
President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

ROBERT KINLOCH	President, Principal Executive Officer,	June 12, 2006
Robert Kinloch	Treasurer, Principal Financial Officer and a member of the Board of Directors.