Form 10KSB
period 2006-12-31
MAVERICK MINERALS CORP
filed 2008-04-24
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-25515

MAVERICK MINERALS CORPORATION

Nevada
(State or other jurisdiction of incorporation or	88-0410480
organization)	(I.R.S. Employer Identification No.)

2501 Lansdowne Ave.,
Saskatoon, Saskatchewan	S7J 1H3
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 306-343-5799

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

State Issuer's revenues for its most recent fiscal year: $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $181,590, based on a price of $0.04 per share, being the average of bid and ask prices of $0.04 on December 18, 2006 as quoted on the Pink Sheets LLC

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.

27,407,208 common shares issued and outstanding as of April 8, 2008

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;
  results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;
  mining and development risks, including risks related to accidents, equipment breakdowns, labour disputes or other unanticipated difficulties with or interruptions in production;
  the potential for delays in exploration or development activities or the completion of feasibility studies;
  risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;
  risks related to commodity price fluctuations;
  the uncertainty of profitability based upon our history of losses;
  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;
  risks related to environmental regulation and liability;
  risks that the amounts reserved or allocated for environmental compliance, reclamation, post- closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;
  risks related to tax assessments;
  political and regulatory risks associated with mining development and exploration; and
  other risks and uncertainties related to our prospects, properties and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. Subsequent to the issuance of the December 31, 2005 financial statements, management identified various errors in connection with its 2005 and prior financial statements and determined that restatements were necessary, see Item 6. Management’s Discussion And Analysis Or Plan Of Operation”, below.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, the “Company” and “Maverick” mean Maverick Minerals Corporation and our subsidiary, Eskota Energy Corporation, unless otherwise indicated.

Item 1. Description of Business.

General

We were incorporated in the State of Nevada on August 27, 1998 under the name “Pacific Cart Services Ltd.” Following our incorporation, we pursued opportunities in the business of franchising fast food distributor systems.

We were not successful in implementing our business plan as a fast food distributor systems business. As management of our company investigated opportunities and challenges in the business of being a fast food distributor systems company, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. Accordingly, we abandoned our previous business plan.

On March 22, 2002, we changed our name to Maverick Minerals Corporation to reflect our change in focus to holding and developing mineral and resource projects. We are an exploration stage company that has not yet generated or realized any revenues from our business operations. Our company does not currently own any property interests.

Corporate History

From November 2001 until February 2003, we held a 100% interest in the Silver, Lead, Zinc, Keno Hill mining camp in Yukon, Canada through our then subsidiary, Gretna Capital Corporation. Despite a tenure marked by historic maintenance cost reductions and extensive research into a new hydrometallurgical approach to production and environmental remediation at the mine site, the project endured through a period of low commodity prices. On January 1, 2003 we defaulted on a payment of Cdn$1,050,000 required under an agreement of purchase and sale for the acquisition of an interest in the project. Due to the default, the Company was divested of its claims by its creditors by way of court action which culminated on February 14, 2003.

On April 21, 2003 we closed a transaction, as set out in the Purchase Agreement with UCO Energy Corporation (“UCO”) to purchase the outstanding equity of UCO. To facilitate the transaction, we issued 37,580,400 common shares in exchange for all the issued and outstanding common shares of UCO. As a result of the transaction, the former shareholders of UCO held approximately 90% of the issued and outstanding common shares of Maverick. A net distribution of $944,889 was recoded in connection with the common stock of Maverick for the acquisition of UCO in respect of the Company’s net liabilities at the acquisition date. UCO was in the business of pursuing opportunities in the coal mining industry. From July 7, 2003 until March 5, 2004, we were engaged in the waste coal recovery business by way of a lease agreement at the Old Ben Mine near Sesser, Illinois. We extracted coal fines from holding ponds with a leased dredge and subsequently dried them in a fines plant and sold the dried product to an electrical utility. The operation was conducted in our wholly owned subsidiary UCO.

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

Maverick incorporated a wholly-owned subsidiary, Eskota Energy Corporation, Inc. (“Eskota”) a Texas company, in August, 2005. Eskota entered into an Assignment Agreement with Veneto Exploration LLC of Plano, Texas (“Veneto”) on August 18, 2005 pursuant to which we acquired certain petroleum and natural gas rights and leases, know as the S. Neill Unitized lease (the “Eskota Leases”) comprising a 75%+/- NRI and 100% working interest in approximately 6,000 acres in central Texas approximately 9 miles east of the town of Sweetwater, in exchange for a $1,400,000 note payable. An additional $375,000 cash was paid by the Company for the acquisition of the Eskota Leases.

Eskota was to receive all revenue rightfully owed under the above noted leases. Eskota agreed to contribute not less than $400,000 towards capital improvements on the said lease and equipment during the first twelve months after closing. The parties agreed to negotiate a reasonable covenant to ensure these expenditures were made. A note payable was signed on August 31, 2005 between Eskota and Veneto whereby Eskota promised to pay Veneto $700,000 before August 31, 2006, and $700,000 by May 31, 2007. In light of the above deadlines and the fact that the purchase price was predicated partially on down hole success from the initial re-works, management determined that it was not prudent to proceed with further investment on the property and that settlement discussions should begin with the Veneto for a mutual release and return of the property and retirement of the promissory note of $1,400,000 issued by the Company. The effect of the initial failure to increase production from the first two attempts to restore the existing wells was reflected in an asset impairment charge taken by the Company of $419,959 on its fiscal year end financial statement dated December 31, 2005.

In June 2005, the Company cancelled 54,379,318 common shares, under an agreement with certain stockholders, which included the former stockholders of UCO, and two other stockholders including the CEO of the Company. The former stockholders of UCO surrendered the majority of the shares which was approximately 95% of the total common shares that they held at the time. As a result of the share cancellation, one single common stockholder emerged as the majority stockholder with approximately 76% of the total issued and outstanding common shares.

In December 2005, Veneto gave notice to Eskota and Eskota’s customers, to direct any cash payments relating to the Eskota Leases to Veneto directly as a result of non-payment of various payables by Eskota in relation to the Eskota Leases. As a result of this action, all revenues generated from the Eskota Leases were recognized by Veneto, and any expenses and obligations arising from the Eskota Leases after the notice was given, were assumed by Veneto. As a result, Eskota did not recognize revenue or operating expenses from the Eskota Leases during the year ended December 31, 2006.

Recent Corporate Developments

Since the commencement of our fiscal year ended December 31, 2005, we experienced the following significant corporate developments:

1.

On February 20, 2006 Veneto and the Company purchased a natural gas lease in Stephens County, Texas, known as the “Knox Lease”. Veneto and the Company acquired the lease in equal undivided portions. The total purchase price for the lease, $55,000, was advanced 100% by the Company with the provision that the lease would subsequently be placed for resale with the understanding that each side would share in any profit after the return of the purchase price of $55,000 to the Company upon the completion of any sale.

2.

In March 2006, management determined to not proceed further with the Eskota Leases and entered negotiations with Veneto to relieve the Company of their obligation under the note payable to Veneto. As a result, revenues, cost of goods sold, and gains and losses associated with the property have been reflected as income (loss) from discontinued operations. The Company has spent the time since divestiture evaluating oil and gas opportunities in Texas and other jurisdictions.

3.

In April 2006, we issued 60,000 common shares at a price of $0.01 for $600 in respect of the exercise of stock options. As of December 31, 2006, we were still owed this amount and it has been recorded as a share subscription receivable in our financial statements.

4.

In July, 2006, Veneto and Eskota entered into a mutual release agreement releasing Eskota of its note payable in the amount of $1,400,000, and in return Eskota assigned and transferred back to Veneto all its right, title and interest in the unitized lease, as well as the rights to the Knox Lease. In addition, Veneto assumed responsibility of all payables owing in relation to the properties, and any future obligations related to the properties.

5.

Effective July 21, 2006, Moen and Company LLP resigned as our principal independent accountant. Subsequently, on November 2, 2006, we engaged BDO Dunwoody LLP as our principal independent accounting firm.

6.

On February 29, 2008, the Board of Directors of the Company amended and restated the Company’s bylaws. The amendment to the bylaws was for the purpose of, among other things, removing certain outdated and redundant provisions that existed in the Company’s prior bylaws with respect to corporate governance, and shareholder and director meeting procedures.

Our Current Business

We are an exploration stage company. We plan to continue to evaluate joint venture opportunities and oil and gas development and production prospects in West Texas, North West Texas and Saskatchewan. Our development work in Texas had been focused exclusively on optimizing existing non-producing wells on our previously owned 6,000 acre oil and gas lease in Nolan and Fisher counties outside of Sweetwater, Texas.

While we no longer own this lease we have through our efforts found a significant store of original core and drilling information unavailable for review since the 1970’s at the time of the original drilling. These records, including logs and zone maps, are now in our possession.

We are in discussion with an experienced local geologist with the intention of re-modeling and analyzing the lease with the benefit of this new data. We believe a reasonable joint venture opportunity exists on this lease with the provision of advanced analysis using our proprietary data. While previous workings by our company were exclusively on pre-existing wells, new modeling may identify one or several drill sites identified as “proven, non-developed” by an independent geologist working for our company in 2005. That work resulted in an SX-10 reserve report we previously disclosed. New modeling may also enhance recovery prospects “up pipe” in previously discovered but non-produced zones which could benefit from modern completion techniques.

We expect to continue our evaluation of joint venture production and development opportunities in North West Texas. Our company has engaged an independent geologist in Wichita Falls, Texas and has evaluated two prospects to date. One in Throckmorton County and one in Wilbarger County. Our company has acquired a good working knowledge of land value and recovery techniques over the past three years working in Texas and has developed working relationships we believe will be valuable in identifying appropriate ventures for our company going forward.

Increased expansion of the oil and gas sector in Saskatchewan, Canada may lead to joint venture opportunities in this region. The management of our company has been based in Saskatchewan in the recent past and has existing relationships with individuals and companies financing and producing oil in this jurisdiction. We contemplate evaluating joint venture opportunities in Saskatchewan in the next 12 months. As an exploration stage company, we are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective property through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Competition

We are an exploration stage company engaged in the acquisition of a prospective mineral or oil and gas property. As we currently do not own an interest in a mineral or oil and gas property, we compete with other companies for both the acquisition of prospective properties and the financing necessary to develop such properties.

We conduct our business in an environment that is highly competitive and unpredictable. In seeking out prospective properties, we have encountered intense competition in all aspects of our proposed business as we compete directly with other development stage companies as well as established international companies. Many of our competitors are national or international companies with far greater resources, capital and access to information than us. Accordingly, these competitors may be able to spend greater amounts on the acquisition of prospective properties and on the exploration and development of such properties. In addition, they may be able to afford greater geological expertise in the exploration and exploitation of mineral and oil and gas properties. This competition could result in our competitors having resource properties of greater quality and attracting prospective investors to finance the development of such properties on more favorable terms. As a result of this competition, we may become involved in an acquisition with more risk or obtain financing on less favorable terms.

Compliance with Government Regulation

We will not know the government regulations and the cost of compliance with such regulations with which we must comply until such time as we acquire an interest in a particular mineral or oil and gas property. If we are successful in acquiring a property interest, we will be required to comply with the regulations of governmental authorities and agencies applicable to the federal, state or provincial and local jurisdictions where the property is located. Exploitation and development of mineral and oil and gas properties may require prior approval from applicable governmental regulatory agencies. There can be no assurance that such approvals will be obtained.

If our activities should advance to the point where we engage in mining or oil and gas operations, we could become subject to environmental regulations promulgated by federal, state or provincial, and local government agencies as applicable. Environmental legislation provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with the mining and oil and gas industries which could result in environmental liability. A breach or violation of such legislation may result in the imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental assessments are increasingly imposing higher standards, greater enforcement, fines and penalties for non-compliance. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies, directors, officers and employees. The cost of compliance in respect of environmental regulation has the potential to reduce the profitability of any future revenues that our company may generate.

Employees

We have no employees other than Robert Kinloch, our president, chief executive officer, chief financial officer and our sole director and Donald Kinloch, our secretary and treasurer. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. We do not have an employment agreement with any of our officers or our sole director.

RISKS AND UNCERTAINTIES

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had cash in the amount of $29 and a working capital deficit of $1,156,275 as of December 31, 2006. We do not have sufficient funds to continue to evaluate joint venture opportunities and oil and gas development and production prospects in West Texas, North West Texas and Saskatchewan, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to continue to evaluate joint venture opportunities and oil and gas development and production prospects in West Texas and North West Texas and Saskatchewan. Obtaining additional financing is subject to a number of factors, including market prices for minerals and oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

We currently do not generate revenues, and as a result, we face a high risk of business failure.

We do not hold an interest in any business or revenue generating property. From the date of our incorporation, we have primarily focused on the location and acquisition of mineral and oil and gas properties. We have not generated any revenues to date. In order to generate revenues, we will incur substantial expenses in the evaluation of joint venture opportunities and oil and gas development and production prospects in West Texas and North West Texas and Saskatchewan. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operation, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

We incurred a net losses of $128,774 and $1,036,098 for the years ended December 31, 2006 and 2005 , respectively. At December 31, 2006, we had an accumulated deficit of $1,720,159 and a working capital deficit of $1,156,275.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on our consolidated financial statements for the year ended December 31, 2006. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business

Due to the speculative nature of the exploration of mineral and oil and gas properties, there is substantial risk that our business will fail.

The business of mineral and oil and gas exploration and development is highly speculative involving substantial risk. There is generally no way to recover any funds expended on a particular property unless reserves are established and unless we can exploit such reserves in an economic manner. We can provide investors with no assurance that any property interest that we may acquire will provide commercially exploitable reserves. Any expenditures by our company in connection with the evaluation of joint venture opportunities and oil and gas development and production prospects in West Texas and North West Texas and Saskatchewan may not provide or contain commercial quantities of reserves.

Even if we discover commercial reserves, we may not be able to successfully obtain commercial production.

Even if we are successful in acquiring an interest in a property that has proven commercial reserves of minerals or oil and gas, we will require significant additional funds in order to place the property into commercial production. We can provide no assurance to investors that we will be able to obtain the financing necessary to extract such reserves.

The potential profitability of oil and gas ventures depends upon factors beyond the control of our company.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas, which may be acquired or discovered, will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

The marketability of natural resources will be affected by numerous factors beyond our control, which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources, which may be acquired or discovered by us, will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations, which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages, which it may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations, which may prevent or delay the commencement or continuance of our operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations.

Our operating partners maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities, which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labour, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or which we may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States, Canada, or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitability.

If we are unable to hire and retain key personnel, we may not be able to implement our plan of operation and our business may fail.

Our success will be largely dependent on our ability to hire and retain highly qualified personnel. This is particularly true in the highly technical businesses of mineral and oil and gas exploration. These individuals may be in high demand and we may not be able to attract the staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or we may fail to retain such employees after they are hired. At present, we have not hired any key personnel. Our failure to hire key personnel when needed will have a significant negative effect on our business.

Because our executive officers do not have formal training specific to mineral and oil and gas exploration, there is a higher risk our business will fail.

While Robert Kinloch, our director and executive officer, has experience managing a mineral exploration company, he does not have formal training as a geologist. Accordingly, our management may not fully appreciate many of the specific requirements related to working within the mining and oil and gas industry. Our management decisions may not take into account standard engineering or managerial approaches commonly used by such companies. Consequently, our operations, earnings, and ultimate financial success could be negatively affected due to our management’s lack of experience in the industry.

Our executive officers have other business interests, and as a result, they may not be willing or able to devote a sufficient amount of time to our business operations, thereby limiting the success of our company.

Robert Kinloch presently spends approximately 60% of his business time on business management services for our company. At present, Mr. Kinloch spends a reasonable amount of time in pursuit of our company’s interests. Due to the time commitments from Mr. Kinloch’s other business interests, however, Mr. Kinloch may not be able to provide sufficient time to the management of our business in the future and our business may be periodically interrupted or delayed as a result of Mr. Kinloch’s other business interests.

Our common stock is illiquid and shareholders may be unable to sell their shares.

There is currently a limited market for our common stock and we can provide no assurance to investors that a market will develop. If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment. Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially. In addition, stock prices for junior mining and oil and gas companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations may adversely affect the trading price of our common shares.

Penny stock rules will limit the ability of our stockholders to sell their stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a shareholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any real property. Our principal business offices are located at 2501 Lansdowne Ave., Saskatoon, Saskatchewan, Canada S7J 1H3. These premises are provided to us without cost by our president, Robert Kinloch. Our offices consist of approximately 200 square feet. We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS.

Other than as described below, we know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets. There are no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company’s interest.

On December 14, 2005 our wholly-owned subsidiary, Eskota Energy Corporation, received a demand letter for $1,400,000 from Veneto Exploration LLC, the holder of a promissory note, alleging a specific default under the terms of the promissory note which did not relate to repayment. The alleged breach was disputed and the matter remained unresolved past our fiscal year ended December 31, 2005. On January 31, 2006, Veneto Exploration LLC filed a notice of foreclosure on the property underlying the promissory note's security. We entered into an amended agreement with Veneto Exploration LLC, wherein Veneto Exploration LLC agreed to take no further action before August 31, 2006. In July, 2006, we reached an agreement with Veneto Exploration LLC, whereby we agreed to assign the S. Neill and Knox leases to Veneto Exploration LLC in exchange for S. Neill and Knox releasing our company from the promissory note.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the vote of the holders of our company’s securities during the year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Our common shares were quoted for trading on the OTCBB on June 21, 1999 under the symbol “PFCS”. On February 15, 2002 our symbol changed to “MAVM” and on May 22, 2003 our symbol changed to “MVRM”. On August 29, 2006, our stock was delisted from the OTCBB and on August 31, 2006. it commenced trading on the Pink Sheets under the symbol “MVRM”. The following quotations obtained from StockWatch.com reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up or mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
December 31, 2007	$0.05	$0.03
September 30, 2007	$0.04	$0.03
June 30, 2007	$0.11	$0.03
March 31, 2007	$0.10	$0.04
December 31, 2006	$0.12	$0.03
September 30, 2006	$0.10	$0.03
June 30, 2006	$0.25	$0.08
March 31, 2006	$0.14	$0.08
December 31, 2005	$0.40	$0.12
September 30, 2005	$0.56	$0.08
June 30, 2005	$0.14	$0.01
March 31, 2005	$0.08	$0.03

Our common shares are issued in registered form. Pacific Stock Transfer Company, of 500 E. Warm Springs Road, Ste. 240, Las Vegas, NV 89119 (telephone: 702.361.3033; facsimile 702.433.1979) is the registrar and transfer agent for our common shares. As of April 8, 2008, we have 133 registered stockholders and 27,407,208 shares issued and outstanding.

Recent Sales of Unregistered Securities

None.

Dividends

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

In September, 2002, our board of directors adopted a non-qualifying stock option plan, the purpose of which is to attract and retain the best available personnel and to provide incentives to employees, officers, directors and consultants, all in an effort to promote the success of our company. The plan authorized up to 3,000,000 shares of our common stock to be granted as incentive options. In June 2005, options to purchase 1,000,000 common shares were granted to the Company’s Chief Executive Officer and vested immediately upon grant. One half of the options were granted at an exercise price of $0.01 expiring September 30, 2006. The remaining half was granted at an exercise price of $0.03 expiring December 31, 2006. All options under this grant expired unexercised during the year ended December 31, 2006.

The following table provides a summary of the number of stock options granted under the qualifying and non-qualifying stock option plans, the weighted average exercise price and the number of stock options remaining available for issuance under the qualifying and non-qualifying stock option plans, all as at December 31, 2006:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans not approved by security holders	Nil	n/a	3,000,000

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2006.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following is a discussion and analysis of our plan of operation for the next year ended December 31, 2007, and the factors that could affect our future financial condition and plan of operation. This discussion and analysis should be read in conjunction with our consolidated audited financial statements and the notes thereto included elsewhere in this annual report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Subsequent to the issuance of the December 31, 2005 financial statements, management identified various errors in connection with the company's 2005 and prior financial statements and determined that restatements were necessary in respect of the following:

(a) Revision of reverse acquisition accounting

On April 21, 2003, we closed a transaction with UCO to purchase the outstanding equity of UCO in exchange for 90% of our issued and outstanding common shares. The acquisition was initially accounted for using the purchase method. Subsequent to the issuance of the December 31, 2005 financial statements, management revisited the acquisition and deemed the transaction to be a reverse acquisition for accounting purposes. As a result, we reversed the goodwill on the acquisition, and eliminated the accumulated deficit, deferred compensation and accumulated other comprehensive loss balances up to the reverse acquisition date. As a result the financial statements are now presented as a continuation of UCO.

(b) Recognition of additional management compensation

Subsequent to the issuance of December 31, 2005 consolidated financial statements, we have corrected an error in the omission of management compensation resulting from shares that were issued in July 2003 to our CEO for management services. Initially, the transaction was recorded at $0.0136 per common share. As a result of the correction, the transaction was recorded at the quoted market price of $0.07 per common share and resulted in additional compensation expense of $84,500.

(c) Recognition of management compensation on share cancellation

Subsequent to the issuance of the December 31, 2005 consolidated financial statements, we have corrected an error in the omission of management compensation resulting from the cancellation of common shares in 2005. As a result of the share cancellation, the ownership percentage of the common shares owned by our company’s CEO increased resulting in a compensation expense to him of $44,720 in relation to the share cancellation.

(d) Loss on settlement of loan payable

Subsequent to the issuance of the December 31, 2005 consolidated financial statements, we have corrected an error in the settlement of a loan payable balance through the issuance of common shares in 2005. The transaction was initially recorded at $0.06 per common share. The transaction is now recorded at the quoted market price of $0.14 per common share, resulting in a loss on settlement of $71,600.

(e) Recognition of additional stock-based compensation

Subsequent to the issuance of the December 31, 2005 consolidated financial statements, we have corrected an error in the calculation and omission of stock-based compensation resulting from stock options granted to our company’s CEO and other non-employees. We have now recognized additional stock-based compensation expense of $134,261, for a total stock-based compensation expense of $140,438 during the year ended December 31, 2005.

(f) Forgiveness of related party balances payable

Subsequent to the issuance of the December 31, 2005 consolidated financial statements, we have corrected an error relating to the recording of the forgiveness of related party balances payable. The transaction was initially recorded as a gain on write-off of liabilities. As a portion of this gain was related to related party balances, we have corrected this error by recording $1,027,791 of this gain as additional paid-in capital.

(g) Impairment of oil and gas leases

Subsequent to the issuance of the December 31, 2005 consolidated financial statements, we have corrected the assessment relating to the impairment write-down of its oil and gas leases. We have now recognized an impairment write-down of its oil and gas leases of $419,959, and the impairment reflects the fair value of oil and gas leases which approximates the amount of the note payable to Veneto, which is the underlying liability of the oil and gas leases.

(h) Re-classification of non-cash items on cash flow

Subsequent to the issuance of the December 31, 2005 consolidated financial statements, we have corrected an error relating to the disclosure of operating activities, financing activities, and investing activities in relation to the Veneto Agreement and settlement of loan payable. The loan from Art Brokerage, and the subsequent investment of $375,000 into the unitized lease were classified as non-cash items and should have been disclosed as an inflow of cash in financing activities, and outflow of cash in investing activities.

Plan of Operation

For the next twelve months we plan to continue to evaluate joint venture opportunities and oil and gas development and production prospects in West Texas and North West Texas and Saskatchewan. Our development work in Texas had been focused exclusively on optimizing existing non-producing wells on our previously owned 6,000 acre oil and gas lease in Nolan and Fisher counties outside of Sweetwater, Texas.

While we no longer own this lease, we have through our efforts found a significant store of original core and drilling information unavailable for review since the 1970’s at the time of the original drilling. These records including logs and zone maps and are now in the Company’s possession.

We are in discussion with an experienced local geologist with the intention of re-modeling and analyzing the lease with the benefit of this new data. We believe a reasonable joint venture opportunity exists on this lease with the provision of advanced analysis using our proprietary data. While previous workings by the Company were exclusively on pre-existing wells, new modeling may identify one or several drill sites identified as “proven, non-developed” by an independent geologist working for the Company in 2005. That work resulted in an SX-10 reserve report. Previously drilled wells on the property have averaged 200,000 accumulated barrels of oil production over the life of the wells. New modeling may also enhance recovery prospects “up pipe” in previously discovered but non-produced zones which could benefit from modern completion techniques.

We expect to continue our evaluation of joint venture production and development opportunities in North West Texas. The company has engaged an independent geologist in Wichita Falls, Texas and has evaluated two prospects to date. One in Throckmorton County and one in Wilbarger County. The company has acquired a good working knowledge of land value and recovery techniques over the past three years working in Texas and has developed working relationships it believes will be valuable in identifying appropriate ventures for the company going forward.

Increased expansion of the oil and gas sector in Saskatchewan, Canada may lead to joint venture opportunities in this region. The management of the company has been based in Saskatchewan in the recent past and has existing relationships with individuals and companies financing and producing oil in this jurisdiction. We expect to evaluate a number of joint venture opportunities in Saskatchewan in the next 12 months.

Our initial attempt at optimizing existing wells owned by the company was not successful. While we believe our experience has increased our knowledge base which may allow us to be successful in the future there is no assurance that we will find and successfully finance a development opportunity and maintain an operation to a level that would allow an investor to obtain a return on their investment.

Cash Requirements during the Next Twelve Months

($)
General, Administrative and Corporate Expenses	175,000
Consulting and Due Diligence, Texas and Saskatchewan	60,000
Professional Fees	80,000
Joint Venture Programs	750,000
Total	1,065,000

As of December 31, 2006, we had cash of $29 and a working capital deficit of $1,156,195. To date we have funded our operations primarily with loans from shareholders. Our existing debt obligations as of December 31, 2006 were $1,039,040, representing an increase of $228,540 from the year ended December 31, 2005. Funds were used to finance operations and to purchase, in 2006, for $55,000, a small non-producing gas lease in Stephens County Texas. The lease was subsequently traded as part of our $1,400,000 promissory note settlement agreement with Veneto Exploration in the third quarter of 2006.

We have received a verbal commitment from existing creditor shareholders to, under certain circumstances, forgive a portion of existing debt and or convert part or all of existing debt to shares in the company at or above determined market value. Any advance in the oil and gas development strategy set-out herein will require additional funds. These funds may be raised through equity financing, debt financing or other sources which may result in further dilution of the shareholders percentage ownership in the company. See “Future Financing” below.

RESULTS OF OPERATIONS

Our operating results for the years ended December 31, 2005 and 2006 are summarized as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2005	From Inception to December 31, 2006
Revenue	-	-	-
Expenses	$246,538	$360,332	$750,474
Other Expenses (Income)	21,000	85,600	(180,016)
Loss (Income) from Discontinued Operations	(138,764)	590,166	1,149,701
Net Loss	$128,774	$1,036,098	$1,720,159

Revenues

We have had no operating revenues for the years ended December 31, 2006 and 2005. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended December 31
			Percentage
	2006	2005	Increase /
			(Decrease)
Audit Fees	$99,620	$10,000	896.2%
Freight	-	7,601	(100%	)
Accounting, legal, engineering & consulting, investor relations	20,388	30,194	(32.5%	)
Management fees and stock based compensation	101,401	270,158	(62.5%	)
Office	1,516	8,609	(82.4%	)
Telephone and utilities	-	4,974	(100%	)
Transfer agent fees	515	1,176	(66.1%	)
Travel	23,098	27,620	(16.4%	)
Total Expenses	$246,538	$360,332	(31.6%	)

General and Administrative

The decrease in our general and administrative expenses for the year ended December 31, 2006 was primarily due to the reduction of stock-based compensation from 2005 to 2006 due to there being no significant stock options granted in 2006.

Working Capital

	Year Ended December 31, 2006	Year Ended December 31, 2005
Current Assets	$3,215	$196
Current Liabilities	1,159,490	1,739,098
Working Capital Deficiency	(1,156,275)	(1,738,902)

Cash Flows

	Year Ended December 31, 2006	Year Ended December 31, 2005
Cash used in Operating Activities	$(173,707)	$(104,720)
Cash provided by Investing Activities	(55,000)	(419,959)
Cash provided by Financing Activities	228,540	499,850
Net Decrease in Cash	(167)	(24,829)

As the Company’s activity has declined over the period from 2005 to 2006, so have its cash expenditures. Funding for operating and investing activities was provided by non-interest bearing advances from a lender.

We had cash on hand of $29 and a working capital of $(1,156,275) as of December 31, 2006 compared to cash on hand of $196 and working capital of $(1,738,902) for the year ended December 31, 2005. We anticipate that we will incur approximately $1,065,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Discontinued Operations

In March 2006, management determined to not proceed further with the Eskota Leases and entered into negotiations with Veneto to relieve the Company of their obligation under the note payable to Veneto. As a result, revenues, cost of goods sold, and gains and losses associated with the property have been reflected as income (loss) from discontinued operations on the accompanying financial statements.

In July, 2006, Veneto and Eskota entered into a Mutual Release agreement releasing Eskota of its note payable in the amount of $1,400,000, and in return Eskota assigned and transferred back to Veneto all its right, title and interest in the unitized lease, as well as the rights to the Knox Lease. In addition, Veneto assumed responsibility of all payables owing in relation to the properties, and any future obligations related to the properties. As a result, Eskota recorded a net gain of $138,764 on the assumption of payables by Veneto, and has been reflected as income from discontinued operations on the accompanying financial statements.

Loans Payable

The Company has the following loans payable. These amounts are unsecured, bear no interest, with no specific terms of repayment.

	December 31	December 31
	2006	2005
Art Brokerage	$707,640	$479,100
Pride of Aspen Associates LLC	311,400	311,400
Mr. Alonzo B. Leavell	20,000	20,000
TOTAL	$1,039,040	$810,500

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of February 29, 2008, we had cash of $2,554 and we estimate that we will require approximately $1,065,000 to fund our business operations over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on the December 31, 2006 and 2005 consolidated financial statements which are included with this annual report. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be forced to scale down or perhaps even cease the operation of our business.

Future Financings

As of February 29, 2008, we had cash of $2,554 and we estimate that we will require approximately $1,065,000 to fund our business operations over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Employees

We currently have no employees, other than our executive officers, Robert J. Kinloch and Donald Kinloch, and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140.” Among other things, SFAS No. 155 permits the election of fair value measurement for certain hybrid financial instruments that would otherwise require bifurcation under Statement 133, “Accounting for Derivative Instruments and Hedging Activities”. These hybrid financial instruments would include both assets and liabilities. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. We are currently evaluating the impact of the provisions of SFAS No. 155.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the provisions of SFAS No. 157.

In June 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, we determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a) and b). Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have on our consolidated balance sheet and statement of operations.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

Application of Critical Accounting Estimates

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

The preparation of our consolidated financial statements requires management to make estimates and assumptions regarding future events. These estimates and assumptions affect the reported amounts of certain assets and liabilities, and disclosure of contingent liabilities.

We follow the full cost method of accounting for natural gas and oil operations. Under the full cost method all costs incurred in the acquisition, exploration and development of natural gas and oil reserves are initially capitalized into cost centers on a country-by-country basis. We currently do not maintain any oil and gas assets, but are seeking opportunities in this industry. Such costs may include land acquisition costs, geological and geophysical expenditures, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition, exploration and development activities. Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated net proved reserves, as determined by independent petroleum engineers. The percentage of total reserve volumes produced during the year is multiplied by the net capitalized investment plus future estimated development costs in those reserves. Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether an impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

Estimates of undiscounted future cash flows that we use for conducting impairment tests are subject to significant judgment decisions based on assumptions of highly uncertain future factors such as, crude oil and natural gas prices, production quantities, estimates of recoverable reserves, and production and transportation costs. Given the significant assumptions required and the strong possibility that actual future factors will differ, we consider the impairment test to be a critical accounting procedure.

In accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (''SFAS 143''), the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We will record an asset retirement obligation to reflect its legal obligations related to future abandonment of its oil and gas interests using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, we will reassess the obligation to determine whether a change in any estimated obligation is necessary. We will evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation has materially changed, we will accordingly update our assessment.

Management makes significant assumptions and estimates determining the fair market value of stock-based compensation granted to employees and non-employees. These estimates have an effect on the stock-based compensation expense recognized and the contributed surplus and share capital balances on the Company’s Balance Sheet. The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. For non-employees, such amount is revalued on a quarterly basis. To date, substantially all of our stock option grants have been to non-employees. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected term of options granted for the purposes of the Black-Scholes calculation is the term of the award. These estimates involve inherent uncertainties and the application of management judgment.

These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the notes to our financial statements.

Item 7. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
Maverick Minerals Corporation
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Maverick Minerals Corporation (an Exploration Stage Company) as of December 31, 2006 and 2005 and the consolidated statements of operations and comprehensive income (loss), cash flows and changes in capital deficit for the years then ended and for the period from Inception (April 21, 2003) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Maverick Minerals Corporation as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended and for the period from Inception (April 21, 2003) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had an accumulated deficit of $1,720,159 and negative working capital of $1,156,275 at December 31, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements as of December 31, 2005 and for the year then ended have been restated to correct errors in the accounting for the reverse acquisition, loss on settlement of loans payable, additional stock compensation awards, and reclassifications of certain non-cash items in the Statement of cash flow as described in Note 9.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada
March 24, 2008

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	December 31	December 31
	2006	2005
		(Restated - Note 9)

Current Assets
Cash	$29	$196
Prepaid expenses	3,186	-
TOTAL CURRENT ASSETS	3,215	196
Investment in oil and gas leases (Note 3)	-	1,400,000
TOTAL ASSETS	$3,215	$1,400,196

Current Liabilities
Accounts payable (Note 5)	$35,970	$218,598
Accrued liabilities	84,480	10,000
Loans payable (Note 4)	1,039,040	810,500
Current portion of long term debt (Note 3)	-	700,000
TOTAL CURRENT LIABILITIES	1,159,490	1,739,098
Long Term Debt (Note 3)	-	700,000
TOTAL LIABILITIES	1,159,490	2,439,098

Capital Deficit
Capital Stock
Authorized:
100,000,000 common shares at $0.001 par value
Issued and fully paid 27,407,208 (2005 - 27,347,208) common shares
Par value	27,407	27,347
Share subscription receivable	(600)	-
Additional paid-in capital	536,204	524,263
Deficit, accumulated during the exploration stage	(1,720,159)	(1,591,385)
Accumulated other comprehensive income	873	873
TOTAL CAPITAL DEFICIT	(1,156,275)	(1,038,902)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$3,215	$1,400,196

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in U.S. Dollars)

	Cumulative From
	Date of Inception
	(April 21, 2003)	Year Ended
	to December 31,	December 31
	2006	2006	2005
			(Restated - Note 9)

General and administration expenses
Audit fees	142,405	99,620	10,000
Freight	7,601	-	7,601
Insurance	186,297	-	-
Accounting, legal, engineering & consulting,
investor relations	168,169	20,388	30,194
Management fees and stock based compensation (Notes 5 and 7)	643,518	101,401	270,158
Office	54,569	1,516	8,609
Telephone and utilities	83,059	-	4,974
Transfer agent fees	7,075	515	1,176
Travel	166,424	23,098	27,620
Wages and benefits	86,588	-	-
Gain on disposal of assets (Note 3)	(795,231)		-
	750,474	246,538	360,332
Loss from operations	(750,474)	(246,538)	(360,332)
Other income (expenses)
Interest expense	(49,357)	(21,000)	(14,000)
Loss on settlement of loan payable (Note 6)	(71,600)	-	(71,600)
Gain on liabilities write-off	300,973	-	-
Loss from continuing operations	(570,458)	(267,538)	(445,932)

Income (loss) from discontinued operations (Note 3)	(1,149,701)	138,764	(590,166)

Loss for the period	(1,720,159)	(128,774)	(1,036,098)
Other Comprehensive Income
Foreign currency translation adjustments	873	-	-
Comprehensive Loss	$(1,719,286)	$(128,774)	$(1,036,098)
Income (loss) per share - basic and diluted
Continuing operations		($0.01)	($0.01)
Discontinued operations		$0.01	($0.01)
		$0.00	($0.02)
Weighted average shares outstanding		27,389,126	49,758,794

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	Cumulative From
	Date of Inception
	(April 21, 2003)	Year Ended
	to December 31,	December 31
	2006	2006	2005
			(Restated - Note 9)
Operating Activities
Net loss for the period	$(1,720,159)	$(128,774)	$(1,036,098)
Adjustments to reconcile net loss for the period
to cash flows used in operating activities
Impairment of investment in oil and gas leases	419,959	-	419,959
Gain on disposal of assets	-933,995	(138,764)	-
Gain on liabilities write-off	-300,973	-	-
Stock based compensation	196,559	11,401	185,158
Depreciation	277,578	-	-
Shares issued for services	105,000	-	-
Loss on settlement of loan payable	71,600	-	71,600
Changes in non-cash working capital items
Prepaid expenses	-3,186	(3,186)	-
Accounts payable	1,496,329	11,136	244,661
Accrued liabilities	84,480	74,480	10,000
Cash used in operating activities	(306,808)	(173,707)	(104,720)

Investing Activities
Investment in oil and gas leases	(474,959)	(55,000)	(419,959)
Purchase of property and equipment	(311,367)	-	-
Cash used in investing activities	(786,326)	(55,000)	(419,959)

Financing Activities
Shares issued for cash	53,250	-	750
Proceeds from loans payable	1,039,040	228,540	499,100
Cash provided by financing activities	1,092,290	228,540	499,850

Decrease in Cash during the period	(844)	(167)	(24,829)
Effect of cumulative currency translation	873	-	-
Cash, beginning of the period	-	196	25,025
Cash, end of the period	$29	$29	$196

Supplemental Cash Flow information
Interest paid	$35,000	$21,000	$14,000
Non-cash investing and financing activities:
Impairment in oil and gas leases	419,959	-	419,959
Investment in oil and gas leases in exchange
for notes payable to Veneto	1,400,000	-	1,400,000
Transfer of leases in settlement of notes payable	1,400,000	1,400,000	-
Assignment of accounts payable from transfer of leases	193,764	193,764	-
Settlement of loan payable (Note 6)	53,700	-	53,700
Forgiveness of related party balances payable (Note 5)	1,027,791	-	-

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Changes in Capital Deficit
For the Period From date of inception on April 21, 2003 to December 31, 2006
(Expressed in U.S. Dollars)
(Restated - Note 9)

	Number of	Par Value	Additional	Share	Accumulated	Other	Total
	Common	@$0.001	Paid-in	Subscription	Deficit	Comprehensive	Capital
	Shares	Per Share	Capital	Receivable		Loss	Deficit
Balance, April 21, 2003	100	-	-	-	-	-	-
Adjustment for the issuance of
common stock on recapitalization	37,580,400	37,580	(37,580)	-	-	-	-
	37,580,500	37,580	(37,580)	-	-	-	-
Adjustment to capital deficit of the
Company at the recapitalization date	4,176,026	4,176	(949,065)	-	-	-	(944,889)
	41,756,526	41,756	(986,645)	-	-	-	(944,889)
Shares issued for management services (Note 6)	1,500,000	1,500	103,500	-	-	-	105,000
Currency translation adjustment	-	-	-	-	-	873	873
Net loss for the period	-	-	-	-	(626,985)	-	(626,985)
Balance, December 31, 2003	43,256,526	43,256	(883,145)	-	(626,985)	873	(1,466,001)
Shares issued for cash (Note 6)	10,000,000	10,000	15,000	-	-	-	25,000
Shares subscribed but unissued	-	27,500	-	-	-	-	27,500
Forgiveness of related party balances payable (Note 5)	-	-	1,027,791	-	-	-	1,027,791
Net income for the year	-	-	-	-	71,698	-	71,698
Balance, December 31, 2004	53,256,526	80,756	159,646	-	(555,287)	873	(314,012)
Shares subscribed but unissued	-	(27,500)	-	-	-	-	(27,500)
Shares issued for cash (Note 6)	27,500,000	27,500	-	-	-	-	27,500
Cancellation of shares (Note 6)	(54,379,318)	(54,379)	54,379	-	-	-	-
Compensation expense on share cancellation (Note 6)	-	-	44,720	-	-	-	44,720
Shares issued for loan payable settlement (Note 6)	895,000	895	124,405	-	-	-	125,300
Shares issued for cash (Note 6)	75,000	75	675	-	-	-	750
Stock based compensation (Note 7)	-	-	140,438	-	-	-	140,438
Net loss for the year	-	-	-	-	(1,036,098)	-	(1,036,098)
Balance, December 31, 2005	27,347,208	27,347	524,263	-	(1,591,385)	873	(1,038,902)
Shares issued for cash (Note 6)	60,000	60	540	(600)	-	-	-
Stock based compensation (Note 7)	-	-	11,401	-	-	-	11,401
Net loss for the year	-	-	-	-	(128,774)	-	(128,774)
Balance, December 31, 2006	27,407,208	$27,407	$536,204	$(600)	$(1,720,159)	$873	$(1,156,275)

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31 2006
(Expressed in U.S. Dollars)

Note 1. NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

Maverick Minerals Corporation (“the Company”) was incorporated on August 27, 1998 under the Company Act of the State of Nevada, U.S.A. to pursue opportunities in the business of franchising fast food distributor systems. On May 23, 2001, the Company changed its direction to the energy and mineral resource fields, as an exploration stage company, and still is an exploration stage company.

On April 21, 2003 the Company closed a transaction, as set out in the Purchase Agreement (the “Agreement) with UCO Energy Corporation (“UCO”) to purchase the outstanding equity of UCO. To facilitate the transaction, the Company consolidated its share capital at a ratio of one for five. Subsequent to the share consolidation, the Company issued 37,580,400 common shares in exchange for all the issued and outstanding common shares of UCO. As a result of the transaction, the former shareholders of UCO held approximately 90% of the issued and outstanding common shares of the Company. The acquisition of UCO was recorded as a reverse acquisition for accounting purposes as a recapitalization of UCO. A net distribution of $944,889 was recoded in connection with the common stock of the Company for the acquisition of UCO in respect of the Company’s net liabilities at the acquisition date. The Company had minimal assets and had liabilities owing to suppliers as well as amounts owing under agreements with third parties as well as related parties and as there were no other business interests, the Company was acting as a public shell company. The financial statements are now presented as a continuation of UCO. UCO was in the business of pursuing opportunities in the coal mining industry. The Company has since disposed of its mining and oil and gas interests and is seeking new projects in these industries.

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2006, the Company has negative working capital of $1,156,275 (December 31, 2005 - $1,738,902), and has an accumulated deficit of $1,720,159 at December 31, 2006. The continuation of the Company is dependent upon obtaining a successful new exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $1,065,000 up to December 31, 2008 to continue operations. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to continue the development of the Company's explorations activities, and for other working capital purposes.

Management cannot provide any assurances that the Company will be successful in any of its plans. Although there are no assurances that management's plans will be realized, management believes that the Company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of the Company and its wholly- owned subsidiary, Eskota Energy Corporation. All intercompany transactions and balances have been eliminated on consolidation.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31 2006
(Expressed in U.S. Dollars)

(b)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires the Company’s management to make estimates and assumptions which affect the amounts reported in these consolidated financial statements, the notes thereto, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

(c)	Foreign Currency Translation

The Company’s functional currency is the United States dollar. Transactions undertaken in currencies other than the functional currency are translated using the exchange rate in effect on the transaction date. At the end of the period, monetary assets and liabilities are translated to the respective functional currency using the exchange rate in effect at the period end date. Transaction gains and losses are included in the Consolidated Statements of Operations.

(d)	Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, which consist of cash, accounts payable and accrued liabilities, loans payable, and long-term debt, approximate their carrying values due to their short term or demand nature.

(e)	Revenue Recognition

Revenues on sales of oil and natural gas are recognized when the products are delivered, title has transferred to the customer, and is deemed collectible.

(f)	Property and Equipment

The Company depreciates its property and equipment at 20% per annum on a straight-line basis. The Company has disposed of all property and equipment as of December 31, 2006 and 2005.

(g)	Impairment of Long-Lived Assets

Long-lived assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and their eventual disposition is less than their carrying amount. Impairment, if any, is assessed using discounted cash flows.

Estimates of undiscounted future cash flows used for conducting impairment tests are subject to significant judgment decisions based on assumptions of highly uncertain future factors such as, crude oil prices, production quantities, estimates of recoverable reserves, and production and transportation costs. No impairment writedowns were determined necessary at December 31, 2006 (2005 - $419,959)

(h)	Stock-Based Compensation

Beginning January 1, 2006, the Company adopted the recommendations of the Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-based Compensation”, and has applied the recommendations of this standard using the modified prospective method. Under this application, the Company is required to record compensation expense, based on the fair value of the awards, for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as at the date of adoption.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31 2006
(Expressed in U.S. Dollars)

Prior to the adoption of SFAS 123R, the Company elected to apply the intrinsic value method of Accounting Principles Board (“APB”) No. 25, “ Accounting for Stock Issued to Employees ” and related interpretations in accounting for stock options granted to employees and directors. Under APB No. 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date, which is usually the date of grant.

Stock options granted to non-employees were previously accounted for under SFAS No. 123 “Accounting for Stock-Based Compensation” and were measured at the fair value of the options as determined by an option pricing model on the measurement date and recognized as the related services are provided and the options earned. Compensation expense for unvested options to non- employees is revalued at each period end and is being amortized over the vesting period of the options.

Compensation expense is recognized immediately for past services and pro-rata for future services over the option vesting period. During 2006 the Company recognized an aggregate $11,401 (2005 - $185,158) in stock-based compensation in the Statement of Operations and Comprehensive Loss in respect of options granted to non-employees. There were no stock options granted to employees since inception, hence, the adoption of SFAS 123R did not have a significant impact upon the Company’s financial statements.

(i)	Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share of common stock reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the year ended December 31, 2006, potentially dilutive common shares (consisting of shares issuable on exercise of stock options) totaling NIL (2005 – 1,200,000) were not included in the computation of loss per share because the effect was anti-dilutive.

(j)	Oil and Gas Properties

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

(k)	Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and presentation of comprehensive income (loss). This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31 2006
(Expressed in U.S. Dollars)

(l)	Income Taxes

Income taxes are accounted for using the asset and liability method which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred income tax assets recognized by the amount of any deferred income tax benefits that, based on available evidence, are not more-likely-than-not to be realized.

(m)	New Accounting Pronouncements

In June 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has determined the adoption of this pronouncement did have a material impact on the Company’s financial statements and the changes have been reflected in these financial statements (Note 9).

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140.” Among other things, SFAS No. 155 permits the election of fair value measurement for certain hybrid financial instruments that would otherwise require bifurcation under Statement 133, “Accounting for Derivative Instruments and Hedging Activities”. These hybrid financial instruments would include both assets and liabilities. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact of the provisions of SFAS No. 155.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of SFAS No. 157.

In June 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31 2006
(Expressed in U.S. Dollars)

Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a) and b). Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 will have on the Company’s consolidated balance sheet and statement of operations.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has determined that SAB 108 did not have a material impact on its financial statements.

Note 3. INVESTMENT IN OIL AND GAS LEASES

The Company had working interests in petroleum and natural gas properties and cost and results of operations are as follows:

S. Neill Unitized Lease

Costs of unitized lease acquired on August 31, 2005	$1,775,000
Development costs during the year ended December 31, 2005	44,959
Impairment write down as at December 31, 2005	(419,959)
Balance, December 31, 2005	1,400,000
Transfer of unitized lease to vendor as settlement of note payable	(1,400,000)
Balance, December 31, 2006	$-

Knox Lease
Cost of lease acquired on February 20, 2006	$55,000
Transfer of lease to vendor as settlement of note payable	(55,000)
Balance at December 31, 2006	$-

An agreement was entered between the Company’s subsidiary, Eskota Energy Corporation (“Eskota”), and Veneto Exploration LLC (“Veneto”) on August 18, 2005 with a closing date of August 31, 2005 whereby Veneto agreed to assign, transfer, convey and set over unto Eskota, all of Veneto’s right, title and interest in and to those oil and gas lease known informally between the parties as the “Eskota Leases”, in exchange for a $1,400,000 note payable. An additional $375,000 cash was paid by the Company for the acquisition of the Eskota Leases.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31 2006
(Expressed in U.S. Dollars)

Eskota was to receive all revenue rightfully owed under the above noted leases. Eskota agreed to contribute not less than $400,000 towards capital improvements on the said lease and equipment during the first twelve months after closing. The parties agreed to negotiate a reasonable covenant to ensure these expenditures are made.

A note payable was signed on August 31, 2005 between Eskota and Veneto whereby Eskota promises to pay Veneto $700,000 before August 31, 2006, and $700,000 by May 31, 2007. Interest of 3% annually is payable monthly on the last day of each month on all balances after closing. Collateral is all oil and gas leases including wells and all personal property, fixtures, machinery and equipment situated on or in the oil and gas leases.

In light of these hard deadline and the fact that the purchase price was predicated partially on down hole success from the initial re-works, management determined that it was not prudent to proceed with further investment on the property and that settlement discussions should begin with the vendor for a mutual release and return of the property and retirement of the promissory note of $1,400,000 issued by the Company. The effect of the initial failure to increase production from the first two attempts to restore the existing wells was reflected in an asset impairment charge taken by the Company of $419,959 on its fiscal year end financial statement dated December 31, 2005. The asset impairment charge was based on the value of the note payable owing to Veneto as of December 31, 2005 which is the underlying liability of the asset. The agreement between Eskota and Veneto allows for the return of the Eskota Leases back to Veneto in the event that Eskota cannot meet their obligation on the note payable.

In December 2005, Veneto gave notice to Eskota and Eskota’s customers, to direct any cash payments relating to the Eskota Leases to Veneto directly as a result of non-payment of various payables by Eskota in relation to the Eskota Leases. As a result of this action, all revenues generated from the Eskota Leases were recognized by Veneto, and any expenses and obligations arising from the Eskota Leases after the notice was given, were assumed by Veneto. As a result, Eskota did not recognize revenue or operating expenses from the Eskota Leases during the year ended December 31, 2006.

On February 20, 2006 and acting in concert, Veneto and the Company purchased a natural gas lease in Stephens County, Texas. The lease is known as the Knox lease. Veneto and the Company acquired the lease in equal undivided portions. The total purchase price for the lease, $55,000, was advanced 100% by the Company with the provision that the lease would subsequently be placed for resale with the understanding that each side would share in any profit after the return of the purchase price of $55,000 to the Company upon the completion of any sale.

Discontinued Operations

In March 2006, management determined to not proceed further with the Eskota Leases and entered negotiations with Veneto to relieve the Company of their obligation under the note payable to Veneto. As a result, revenues, cost of goods sold, and gains and losses associated with the property have been reflected as income (loss) from discontinued operations.

On July 6, 2006, Veneto and Eskota entered into a Mutual Release agreement releasing Eskota of its note payable in the amount of $1,400,000, and in return Eskota assigned and transferred back to Veneto all its right, title and interest in the unitized lease, as well as the rights to the Knox Lease. In addition, Veneto assumed responsibility of all payables owing in relation to the properties, and any future obligations related to the properties As a result, Eskota recorded a net gain of $138,764 on the assumption of payables by Veneto, and has been reflected as income from discontinued operations.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31 2006
(Expressed in U.S. Dollars)

Below is a detailed breakdown of the discontinued operations:

	For the year	For the year
	ended	ended
	December 31,	December 31,
	2006	2005 (Restated)
Impairment of investment in oil and gas leases	$-	$(419,959)
Revenue	-	33,287
Cost of goods sold	-	(203,494)
Gain on disposal of assets	193,764	-
Loss on transfer of Knox Lease	(55,000)	-
	$138,764	$(590,166)

Note 4. LOANS PAYABLE

The Company has the following loans payable. These amounts are unsecured, bear no interest, with no specific terms of repayment.

	December 31	December 31
	2006	2005
Art Brokerage	$707,640	$479,100
Pride of Aspen Associates LLC	311,400	311,400
Mr. Alonzo B. Leavell	20,000	20,000
	$1,039,040	$810,500

Subsequent to December 31, 2006, the Company has received additional funding of $129,000 from Art Brokerage.

Note 5. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, an agreement was reached between the Company, UCO and its creditors releasing the Company and UCO from any further obligations in relation to amounts owing. As a result, $1,027,791 of payables and liabilities that were owing to related parties was forgiven and recorded against additional paid-in capital. The remaining balance owing to unrelated creditors was recorded as a gain.

On June 5, 2005, the Company entered into a management agreement with its chief executive officer (“CEO”). The agreement was for a term of two years with an annual fee of $90,000 and will expire, unless amended, on May 31, 2007. A new management agreement has not been signed and it has been assumed that the previous management agreement is still in effect until a new agreement has been entered into.

Management fees of $90,000 are charged to expense in these financial statements for the year ended December 31, 2006. (2005 - $85,000) There are management fees payable of $24,919 at December 31, 2006 (December 31, 2005 - $4,176) that have been included in accounts payable.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31 2006
(Expressed in U.S. Dollars)

Note 6. SHARE CAPITAL

As explained in Note 1, on April 21, 2003 the Company issued 37,580,400 common shares in exchange for all the issued and outstanding common shares of UCO.

In July 2003, the Company issued 1,500,000 common shares to the Company’s CEO in exchange for management services. The transaction was recorded at the quoted market price of $0.07 per common share and resulted in compensation expense of $105,000. No consideration was received by the Company in the exchange of shares for management services.

In June 2004, the Company issued 10,000,000 common shares at a price of $0.025 for proceeds of $25,000.

In January 2005, the Company issued 27,500,000 common shares at a price of $0.001 for proceeds of $27,500.

In June 2005, the Company cancelled 54,379,318 common shares, under an agreement with certain stockholders, which included the former stockholders of UCO, and two other stockholders including the CEO of the Company. The former stockholders of UCO surrendered the majority of the shares which was approximately 95% of the total common shares that they held at the time. As a result of the share cancellation, one single common stockholder emerged as the majority stockholder with approximately 76% of the total issued and outstanding common shares. In addition, the CEO’s percentage common share holding increased and resulted in compensation expense of $44,720.

In July 2005, the Company issued 895,000 common shares at a price of $0.06 to settle an amount owing with respect to a loan payable. The transaction was recorded at the quoted market price of $0.14 and resulted in a loss on settlement of loan payable of $71,600.

In September 2005, the Company issued 75,000 common shares at a price of $0.01 for cash proceeds of $750 in relation to the exercise of stock options.

In April 2006, the Company issued 60,000 common shares at a price of $0.01 for $600 in relation to the exercise of stock options. As of December 31, 2006, the Company was still owed this amount and has been recorded as a share subscription receivable.

Note 7. STOCK OPTION PLAN

Stock options

The stock option plan of the Company provides for the granting of up to 3,000,000 stock options to key employees, directors and consultants, of common shares of the Company. Under the stock option plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Board of Directors.

Stock option grants in 2005 and 2006 were to non-employees. Stock option transactions and the number of stock options outstanding are summarized as follows:

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31 2006
(Expressed in U.S. Dollars)

		Weighted
		Average
	Number	Exercise
	of Options	Price

Balance, January 1, 2005	-	$-
Granted	1,275,000	0.08
Exercised	(75,000)	0.01
Balance, December 31, 2005	1,200,000	0.08
Granted	60,000	0.01
Exercised	(60,000)	0.01
Forfeited	(1,200,000)	0.08
Balance December 31, 2006	-	$-

Options exercisable, as at December 31, 2006	-	$-
Options exercisable, as at December 31, 2005	1,200,000	$0.08

In June 2005, options to purchase 1,000,000 common shares were granted to the Company’s CEO and vested immediately upon grant. One half of the options were granted at an exercise price of $0.01 expiring September 30, 2006. The remaining half was granted at an exercise price of $0.03 expiring December 31, 2006. All options under this grant expired unexercised during the year ended December 31, 2006.

In August 2005, options to purchase 200,000 common shares were granted to two non- employees, and vested immediately upon grant. One half of the options were granted at an exercise price of $0.25 expiring August 31, 2006. The remaining half was granted at an exercise price of $0.50 expiring August 31, 2006. All options under this grant expired unexercised during the year ended December 31, 2006.

In September 2005, options to purchase 75,000 common shares were granted to consultants, and vested immediately upon grant. These options were granted with the understanding that they were to be exercised immediately. The options were subsequently exercised at an exercise price of $0.01 for proceeds of $750.

The weighted average grant date fair value of stock options granted during the year ended December 31, 2005, was $0.11 per share.

In April 2006, options to purchase 60,000 common shares were granted to consultants, and vested immediately upon grant. These options were granted with the understanding that they were to be exercised immediately. The options were subsequently exercised at an exercise price of $0.01 for proceeds of $600.

The weighted average grant date fair value of stock options granted during the year ended December 31, 2006, was $0.19 per share.

As of December 31, 2006, there were no stock options outstanding.

Stock-based compensation

Stock options

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31 2006
(Expressed in U.S. Dollars)

As discussed in Note 2, compensation expense for options granted during the period is recognized in accordance with SFAS No. 123(R) which requires all options granted to be measured at fair value. Such compensation is amortized over the contract services period or, if none exists, from the date of grant until the options vest for non-employees. For the years ended December 31, 2006 and 2005, all options were granted to non-employees and vested on the grant date. For 2005, the Company followed SFAS 123 “Accounting for Stock-Based Compensation” to account for all stock options granted. The fair value of stock options granted during 2005 estimated at the date of grant using the fair value method prescribed in SFAS 123 used the following weighted average assumptions:

Year Ended
December 31, 2005
(Restated)

Risk-free interest rate	4.37%
Expected term of options	1 -1.5 years
Expected volatility of the Company’s common shares	206 - 945%
Dividend	-%

Year Ended
December 31, 2006

Risk-free interest rate	4.96%
Expected term of options	0.01 years
Expected volatility of the Company’s common shares	256%
Dividend	-%

Expected volatilities are based on historical volatility of the Company’s common stock using available data and other factors. The Company uses historical data to estimate option exercise, forfeiture and employees termination within the valuation model. For non-employees, the expected term of the options approximates the full term of the options.

Stock based compensation expense of $11,401 (2006-$140,438) was recognized during the year ended December 31, 2006.

Note 8. INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2006 and 2005 are presented below:

	2006	2005
		(Restated)

Operating losses	$698,000*	$658,000
Investment in oil and gas leases	143,000	143,000
Valuation allowance	(841,000)	(801,000)
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31 2006
(Expressed in U.S. Dollars)

The provision for income taxes differ from the amount estimated using the United States federal statutory income tax rate as follows:

	For the year	For the year
	ended	ended December
	December 31,	31, 2005
	2006	(Restated)
Recovery based on federal US statutory rates	$(44,000)	$(352,000)
Non-deductible stock-based compensation	4,000	63,000
Non-deductible loss on settlement of loan payable	-	24,000
Increase (decrease) in valuation allowance	40,000	265,000
	$-	$-

At December 31, 2006, the Company had estimated losses carried forward of approximately $2,052,000 * that may be available to offset future income tax purposes. The potential tax benefits have been fully allowed for in the valuation allowance in these financial statements.

* Of the amount available to offset future income taxes, $551,000 relates to tax losses incurred before the reverse takeover and as a result the amount available to offset future income taxes is limited to $34,000 per year from 2007 to 2022.

Note 9. RESTATEMENTS

a) Revision of reverse acquisition accounting

On April 21, 2003 the Company closed a transaction with UCO to purchase the outstanding equity of UCO in exchange for 90% of the issued and outstanding common shares of the Company (see Note 1). The acquisition was initially accounted for using the purchase method. Subsequent to the issuance of the December 31, 2005 financial statements, management revisited the acquisition and deemed the transaction to be a reverse acquisition for accounting purposes. As a result, the Company reversed the goodwill on the acquisition, and eliminated the accumulated deficit, deferred compensation and accumulated other comprehensive loss balances in the Company up to the reverse acquisition date. As a result the financial statements are now presented as a continuation of UCO.

(b) Recognition of additional management compensation

Subsequent to the issuance of December 31, 2005 consolidated financial statements, the Company has corrected an error in the omission of management compensation resulting from shares that were issued in July 2003 to the Company’s CEO for management services. Initially, the transaction was recorded at $0.0136 per common share. As a result of the correction, the transaction was recorded at the quoted market price of $0.07 per common share and resulted in additional compensation expense of $84,500.

(c) Recognition of management compensation on share cancellation

Subsequent to the issuance of the December 31, 2005 consolidated financial statements, the Company has corrected an error in the omission of management compensation resulting from the cancellation of common shares in 2005. As a result of the share cancellation, the ownership percentage of the common shares owned by the Company’s CEO increased resulting in a compensation expense to him of $44,720 in relation to the share cancellation.

(d) Loss on settlement of loan payable

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31 2006
(Expressed in U.S. Dollars)

Subsequent to the issuance of the December 31, 2005 consolidated financial statements, the Company has corrected an error in the settlement of a loan payable balance through the issuance of common shares in 2005. The transaction was initially recorded at $0.06 per common share. The transaction is now recorded at the quoted market price of $0.14 per common share, resulting in a loss on settlement of $71,600.

(e) Recognition of additional stock-based compensation

Subsequent to the issuance of the December 31, 2005 consolidated financial statements, the Company has corrected an error in the calculation and omission of stock-based compensation resulting from stock options granted to the Company’s CEO and other non-employees. The Company has now recognized additional stock-based compensation expense of $134,261, for a total stock-based compensation expense of $140,438 during the year ended December 31, 2005.

(f) Forgiveness of related party balances payable

Subsequent to the issuance of the December 31, 2005 consolidated financial statements, the Company has corrected an error relating to the recording of the forgiveness of related party balances payable. The transaction was initially recorded as a gain on write-off of liabilities. As a portion of this gain was related to related party balances, the Company has corrected this error by recording $1,027,791 of this gain as additional paid-in capital.

(g) Impairment of oil and gas leases

Subsequent to the issuance of the December 31, 2005 consolidated financial statements, the Company corrected the assessment relating to the impairment write-down of its oil and gas leases. The Company has now recognized an impairment write-down of its oil and gas leases of $419,959, and the impairment reflects the fair value of oil and gas leases which approximates the amount of the note payable to Veneto, which is the underlying liability of the oil and gas leases.

(i) Re-classification of non-cash items on cash flow

Subsequent to the issuance of the December 31, 2005 consolidated financial statements, the Company has corrected an error relating to the disclosure of operating activities, financing activities, and investing activities in relation to the Veneto Agreement and settlement of loan payable. The loan from Art Brokerage, and the subsequent investment of $375,000 into the unitized lease were classified as non-cash items and should have been disclosed as an inflow of cash in financing activities, and outflow of cash in investing activities.

The following represents the Company’s investment in oil and gas leases as previously reported and after giving effect to the restatement adjustments for the year ended December 31, 2005:

December 31,2005

Investment in Oil and Gas Leases
As previously recorded	$1,075,000
Impairment of oil and gas leases (g)	325,000
As restated	$1,400,000

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31 2006
(Expressed in U.S. Dollars)

The following represents components of the Company’s Capital Deficit as previously reported and after giving effect to the restatement adjustments for the year ended December 31, 2005:

January 1, 2005

Accumulated Deficit
As previously recorded	$(3,171,614)
Revision of reverse acquisition accounting (a)	3,728,618
Recognition of additional management compensation (b)	(84,500)
Forgiveness of related party balances payable (f)	(1,027,791)
As restated	$(555,287)

December 31, 2005

Additional Paid-in Capital
As previously recorded	$3,047,479
Revision of reverse acquisition accounting (a)	(3,890,710)
Recognition of additional management compensation (b)	84,500
Recognition of management compensation on
share cancellation (c)	44,720
Loss on settlement of loan payable (d)	76,222
Recognition of additional stock-based compensation (e)	134,261
Forgiveness of related party balances payable (f)	1,027,791
As restated	$524,263

Deferred Compensation
As previously recorded	$(72,968)
Revision of reverse acquisition accounting (a)	72,968
As restated	$-

Other Comprehensive Income (Loss)
As previously recorded	$(8,429)
Revision of reverse acquisition accounting (a)	9,302
As restated	$873

Accumulated Deficit
As previously recorded	$(4,357,331)
Revision of reverse acquisition accounting (a), recognition of additional management compensation (b), recognition of
management compensation on share cancellation (c), loss on
settlement of loan payable (d), recognition of additional
stock-based compensation (e), forgiveness of related party
balances payable (f), and (g) impairment of oil and gas leases	2,765,946
As restated	$(1,591,385)

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31 2006
(Expressed in U.S. Dollars)

The following represents the Company’s net loss as previously reported and after giving effect to the restatement adjustments for the year ended Decembe

December 31, 2005
Net Loss for the year
As previously recorded	$(1,185,717)
Revision of reverse acquisition accounting (a)	75,200
Recognition of management compensation on
share cancellation (c)	(44,720)
Loss on settlement of loan payable (d)	(71,600)
Recognition of additional stock-based compensation (e)	(134,261)
Impairment of oil and gas leases (g)	325,000
As restated	$(1,036,098)

Loss per share – basic and diluted
As previously recorded	$(0.07)
Revision of reverse acquisition accounting (a), recognition of additional management compensation (b), recognition of
management compensation on share cancellation (c), loss on
settlement of loan payable (d) , recognition of additional
stock-based compensation (e), and (g) impairment of oil and
gas leases	0.05
As restated	$(0.02)

The following represents the Company’s cash flow as previously reported and after giving effect to the restatement adjustments for the year ended December 31, 2005:

December 31, 2005

Cash used in operating activities
As previously recorded	$(158,420)
Re-classification of non-cash items (i)	53,700
As restated	$(104,720)

Cash used in investing activities
As previously recorded	$(44,959)
Re-classification of non-cash items (i)	(375,000)
As restated	$(419,959)

Cash provided by financing activities
As previously recorded	$178,550
Re-classification of non-cash items (i)	321,300
As restated	$499,850

Item 8. Changes in and Disagreements with Accountants on Account and Financial Disclosure

On July 21, 2006, Moen and Company LLP resigned as our principal independent accountant. On November 2, 2006, we engaged BDO Dunwoody LLP as our new principal independent accountant to audit our financial statements. Since we do not currently maintain an audit committee, our full board of directors approved the engagement of BDO Dunwoody LLP.

Moen and Company LLP's report on our financial statements for the past two fiscal years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that Moen and Company LLP's reports contained an explanatory paragraph in respect to uncertainty as to our ability to continue as a going concern.

In connection with the audit of our financial statements for the two most recent years ended December 31, 2005 and 2004, and in the subsequent interim period through the date of resignation, there were no disagreements, resolved or not, with Moen and Company LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Moen and Company LLP, would have caused Moen and Company LLP to make reference to the subject matter of the disagreement in connection with their reports on the financial statements for such years.

During the years ended December 31, 2005 and 2004, and the subsequent interim period through the date hereof, we have not, nor has any person on our behalf, consulted with BDO Dunwoody LLP regarding either the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, nor has BDO Dunwoody LLP provided to us a written report or oral advice regarding such principles or audit opinion on any matter that was the subject of a disagreement or reportable event set forth in Item 304(a)(1)(iv) of Regulation S-B with our former principal independent accountant.

Item 8A. Controls and Procedures

We have effected a restatement of our financial results for the year ended December 31, 2005.

(a) The restatement

The restatement was effected to correct errors in our accounting treatment of:

(i)	the treatment of the share exchange with UCO as a reverse acquisition

(ii)	various computations of stock-based compensation;

(iii)	calculation of the loss on settlement of debt; and

(iv)	determination of impairment of oil and gas leases

As a result of our review of these transactions, the effect on the amended accounting for the adjustments above is discussed in Note 9 to our consolidated financial statements.

(b) Evaluation of disclosure controls and procedures and remediation

In connection with the restatement of our financial results for the year ended December 31, 2005, under the direction of our management, we have reevaluated certain disclosure controls and procedures and internal controls over financial reporting. In connection with the restatement we identified a material weakness in our internal controls and procedures relating to the accounting treatment of our past acquisitions, stock-based compensation calculations, settlement of debts and the determination of impairment. Moreover, due to the resignation of our previous independent auditor which required the reaudit of our accounts, we are significantly in arrears in respect to timely filing of our quarterly and annual reports.

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-KSB, under the direction of our Chief Executive Officer, we have evaluated our disclosure controls and procedures as of December 31, 2006, including the remedial actions discussed above, and we have concluded that, as of December 31, 2006, our disclosure controls and procedures were ineffective.

To our knowledge, as of the date of this filing, we have remediated such material weaknesses in our internal controls and procedures. Additionally, we are currently inactive as we seek new business opportunities

It should be noted that while our management believes our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of internal control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2006 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors

The following table sets forth the executive officers and directors of our company, which officers are elected annually by the Board of Directors and hold office at the discretion of the Board.

Name	Age	Position
Robert Kinloch	52	President, Chief Executive Officer, Chief Financial Officer and Director
Donald Kinloch	49	Secretary and Treasurer

Summary Background of Executive Officers and Directors

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Robert Kinloch

Since July 5, 2001, Mr. Robert Kinloch has been the President, Chief Executive Officer, Chief Financial Officer and sole member of the Board of Directors of our company. In his capacity as Chief Financial Officer, Mr. Kinloch is and has been responsible for the finance function of our company including supervising the preparation of our financial statements and as the sole member of our board of directors has served on our audit committee. Mr. Kinloch’s duties as President and Chief Executive Officer include the business development function, investigating qualified investment opportunities and designing and implementing the required due diligence and acquisition financing. In addition Mr. Kinloch is responsible for our regulatory obligations as a reporting issuer. From June 2002 until May 2005 Mr. Kinloch was the President and sole member of the board of directors of AMT Canada Inc., a private company registered under the laws of the Yukon Territory, Canada. From March 2004 until April 2005, Mr. Kinloch was President and a member of the board of directors of UCO Energy Corporation, a private company incorporated pursuant to the laws of the State of Nevada. Mr. Kinloch is the brother of Donald Kinloch, our Secretary and Treasurer.

Donald Kinloch

Since September 2002, Mr. Donald Kinloch has been our Secretary and Treasurer. Donald Kinloch is the brother of Robert Kinloch, our President, Chief Executive Officer, Chief Financial Officer and sole member of our board of directors. Since January 1998, Mr. Kinloch has been an independent consultant conducting contractual due diligence, supplying market research and developing communication strategies. From March 2004 until April 2005, Mr. Kinloch was the Secretary and Treasurer of UCO Energy Corporation, a private company incorporated pursuant to the laws of the State of Nevada.

Family Relationships

Other than as described below, there are no family relationships among our directors or officers.

Robert Kinloch and Donald Kinloch are brothers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Term of Office

The directors serve until their successors are elected by the shareholders. Vacancies on the Board of Directors may be filled by appointment of the majority of the continuing directors. The executive officers serve at the discretion of the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2006, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis
Robert J. Kinloch	3(1)(2	3(1)(2)
Donald Kinloch	3(1)(2)	3(1)(2)
Alonzo B. Leavell	3(1)(2)	3(1)(2)

Notes

(1)	The named officer, director or greater than 10% stockholder, as applicable, failed to file a Form 3 - Initial Statement of Beneficial Ownership of Securities.
(2)	The named officer, director or greater than 10% stockholder, as applicable, failed to file a Form 4 – Statement in Changes of Beneficial Ownership.

Code of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to this annual report. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Nomination Process

As of December 31, 2006, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B.

We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Item 10. Executive Compensation.

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the year ended December 31, 2006; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers of our company for the year ended December 31, 2006 are set out in the following summary compensation tables:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Robert Kinloch President, Chief Executive Officer and Director[1]	2006	90,000	Nil	Nil	Nil	Nil	Nil	Nil	90,000
Donald Kinloch Secretary and Treasurer	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Effective May 5, 2005, we entered into a management agreement with Robert Kinloch wherein Mr. Kinloch would continue to perform the duties of the President, Chief Executive Officer and Chief Financial Officer at a salary of $90,000 per annum for a term of 2 years. The term of the management agreement expired in May, 2007. The Company has not renewed the management agreement with Mr. Kinloch, however, Mr. Kinloch pursuant to a verbal agreement with the Company, continues to receive a consulting fee of $7,500 per month for all management consulting services provided by him to the Company.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

We have a non-qualified stock option plan which became effective on September 12, 2002 and provides for the issuance of up to 3,000,000 shares of our common stock.

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

Options Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Robert Kinloch President, Chief Executive Officer and Director	Nil	Nil	Nil	Nil	Nil	Nil	N/A	N/A	N/A
Donald Kinloch Secretary and Treasurer	Nil	Nil	Nil	Nil	Nil	N/A	N/A	N/A	N/A

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director's fees or other compensation for services rendered as a director for the fiscal year ended December 31, 2006.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 8, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by our sole director and our executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. Except as otherwise noted, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after December 31, 2006. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Robert J. Kinloch 2501 Lansdowne Ave. Saskatoon, SK Canada S7J 1H3	736,228	2.7%
Donald Kinloch 302-95 Sidney St. Belleville, Ontario Canada K8P 1J6	250,000	1.0%
Directors and Executive Officers as a Group (two)	986,228	3.7%
5% Stockholders
Alonzo B. Leavell 1807 East 1750 South Gooding, ID 83330	20,895,000	76.2%

Notes

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	The percentage of class is based on 27,407,208 shares of common stock issued and outstanding as of April 8, 2008.

Equity Compensation Plan Information

This information can be found under Item 5 – "Market for Registrants Common Equity and Related Stockholder Matters."

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Except as set out below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our company’s fiscal year ended December 31, 2006, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

On May 5, 2005, we entered into a management agreement with our chief executive officer, Robert Kinloch. The agreement was for a term of two years with an annual fee of $90,000 and will expire, unless amended, on May 31, 2007. Effective May 5, 2005, we entered into a management agreement with Robert Kinloch wherein Mr. Kinloch would continue to perform the duties of the President, Chief Executive Officer and Chief Financial Officer. The term of the management agreement expired in May 2007. The Company has not renewed the management agreement with Mr. Kinloch, however, Mr. Kinloch pursuant to a verbal agreement with the Company, continues to receive a consulting fee of $7,500 per month for all management consulting services provided by him to the Company.

Corporate Governance

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. We have determined that Mr. Robert Kinloch is not an independent director as defined in Nasdaq Marketplace Rule 4200(a)(15).

We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Transactions with Independent Directors

Not Applicable.

Item 13. Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Form 10SB Registration Statement, filed on August 8, 1999)
3.2	Bylaws (incorporated by reference from our Form 10SB Registration Statement, filed on August 8, 1999)
3.3*	Amended Bylaws
4.1	Specimen Stock Certificate (incorporated by reference from our Form 10SB Registration Statement, filed on August 8, 1999)
10.1	Non-Qualified Stock Option Plan (incorporated by reference from our Form S-8 Registration Statement, filed on September 12, 2002)
10.2	2002 Qualified Stock Option Plan
10.3	Mutual Release Agreement between Eskota Energy Corporation and Veneto Exploration, LLC and Assignment of Oil and Gas Leases dated July 6, 2006
10.4	Purchase Agreement between Maverick Minerals Corporation, UCO Energy Corporation and the shareholders of UCO Energy, dated April 21, 2003
10,5	Loan Agreement and Civil Action Covenant between Art Brokerage Inc., Eskota Energy Corporation and Maverick Minerals Corporation
10.6	Loan Agreement between Alonzo B. Leavell and Maverick Minerals Corporation dated July 20, 2005
10.7	Loan Agreement between Alonzo B. Leavell and Maverick Minerals Corporation dated April 27, 2005

Exhibit Number	Description
14.1*	Code of Ethics
16.1	Letter on change in certifying accountant (incorporated by reference from our Current Report on Form 8-K, filed on July 25, 2006 and amended on November 13, 2006)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

*Filed herewith

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2006 and December 31, 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2005
Audit Fees	$46,000	$10,000
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$46,000	$10,000

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

We do not use BDO Dunwoody LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage BDO Dunwoody LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before BDO Dunwoody LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of our entire board of directors); or

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by BDO Dunwoody LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining BDO Dunwoody LLP’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAVERICK MINERALS CORPORATION

By:	/s/ Robert Kinloch
Robert Kinloch
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	April 10, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert Kinloch
Robert Kinloch
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	April 10, 2008