Form 10QSB/A
period 2006-03-31
MAVERICK MINERALS CORP
filed 2008-05-28
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 2)

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
Yes [X]   No [   ]

Explanatory Note

Maverick Minerals Corporation (the “Company”) is amending this Quarterly Report on Form 10-QSB for the following reasons:

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

Other than the foregoing items, no part of the Quarterly Report on Form 10-QSB initially filed on May 22, 2006 and amended on Form 10-QSB/A filed on May 22, 2006 is being amended, and the filing of this Amended Quarterly Report on Form 10-QSB/A should not be understood to mean that any other statements contained therein are untrue or incomplete as of any date subsequent to May 22, 2006.

PART I

ITEM 1.               FINANCIAL INFORMATION

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited - Expressed in U.S. Dollars)
(Restated - Note 8)

	March 31	December 31
	2006	2005

Current Assets
Cash	$102	$196
Prepaid expenses	10,500	-
TOTAL CURRENT ASSETS	10,602	196
Investment in oil and gas leases (Note 3)	1,455,000	1,400,000
TOTAL ASSETS	$1,465,602	$1,400,196

Current Liabilities
Accounts payable (Note 5)	$213,663	$218,598
Accrued liabilities	7,650	10,000
Loans payable (Note 4)	935,420	810,500
Current portion of long term debt (Note 3)	700,000	700,000
TOTAL CURRENT LIABILITIES	1,856,733	1,739,098
Long Term Debt (Note 3)	700,000	700,000
TOTAL LIABILITIES	2,556,733	2,439,098

Capital Deficit
Capital Stock
Authorized:
100,000,000 common shares at $0.001 par value
Issued and fully paid 27,347,208 (2005 - 27,347,208) common shares
Par value	27,347	27,347
Additional paid-in capital	524,263	524,263
Deficit, accumulated during the exploration stage	(1,643,614)	(1,591,385)
Accumulated other comprehensive income	873	873
TOTAL CAPITAL DEFICIT	(1,091,131)	(1,038,902)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$1,465,602	$1,400,196

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited - Expressed in U.S. Dollars)
(Restated - Note 8)

	Cumulative From
	Date of Inception
	(April 21, 2003)	Three Month Period Ended
	to March 31,	March 31
	2006	2006	2005
			(Restated-Note 8)
General and administration expenses
Audit fees	$42,785	$-	$-
Depreciation		-	-
Freight	7,601	-	-
Insurance	186,297	-	-
Accounting, legal, engineering & consulting,
investor relations	156,906	9,125	1,236
Management fees and stock based compensation (Note 5)	564,617	22,500	18,750
Office	53,911	858	494
Telephone and utilities	83,059	-	-
Transfer agent fees	6,844	284	36
Travel	152,288	8,962	3,357
Wages and benefits	86,588	-	-
Gain on disposal of assets	(795,231)	-	-
	545,665	41,729	23,873
Loss from operations	(545,665)	(41,729)	(23,873)
Other income (expenses)
Interest expense	(38,857)	(10,500)	-
Loss on settlement of loan payable (Note 6)	(71,600)	-	-
Gain on liabilities write-off	300,973	-	-
Loss from continuing operations	(355,149)	(52,229)	(23,873)

Loss from discontinued operations	(1,288,465)	-	-

Loss for the period	(1,643,614)	(52,229)	(23,873)
Other Comprehensive Income
Foreign currency translation adjustments	873	-	-
Comprehensive Loss	$(1,642,741)	$(52,229)	$(23,873)
Loss per share - basic and diluted		$(0.00)	$(0.00)
Weighted average shares outstanding		27,347,208	74,950,970

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited - Expressed in U.S. Dollars)
(Restated - Note 8)

	Cumulative From
	Date of Inception
	(April 21, 2003)	Three Month Period Ended
	to March 31,	March 31
	2006	2006	2005
			(Restated-Note 8)
Operating Activities
Net loss for the period	$(1,643,614)	$(52,229)	$(23,873)
Adjustments to reconcile net loss for the period
to cash flows used in operating activities
Impairment of investment in oil and gas leases	419,959	-	-
Gain on disposal of assets	(795,231)	-	-
Gain on liabilities write-off	(300,973)	-	-
Stock based compensation	185,158	-	-
Depreciation	277,578	-	-
Shares issued for services	105,000	-	-
Loss on settlement of loan payable	71,600	-	-
Changes in non-cash working capital items
Prepaid expenses	(10,500)	(10,500)	-
Accounts payable	1,480,258	(4,935)	(1,091)
Accrued liabilities	7,650	(2,350)	-
Cash used in operating activities	(203,115)	(70,014)	(24,964)

Investing Activities
Investment in oil and gas leases	(474,959)	(55,000)	-
Purchase of property and equipment	(311,367)	-	-
Cash used in investing activities	(786,326)	(55,000)	-

Financing Activities
Shares issued for cash	53,250	-	-
Proceeds from loans payable	935,420	124,920	-
Cash provided by financing activities	988,670	124,920	-

Decrease in cash during the period	(771)	(94)	(24,964)
Effect of cumulative currency translation	873	-	-
Cash, beginning of the period	-	196	25,025
Cash, end of the period	$102	$102	$61

Supplemental Cash Flow information
Interest paid	$24,500	$10,500	$-
Non-cash investing and financing activities:
Impairment in oil and gas leases	419,959	-	-
Investment in oil and gas leases in exchange
for notes payable to Veneto	1,400,000	-	-
Settlement of loan payable (Note 6)	53,700	-	-
Forgiveness of related party balances payable (Note 5)	1,027,791	-	-

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Statement of Changes in Capital Deficit
For the Period From date of inception on April 21, 2003 to March 31, 2006
(Unaudited - Expressed in U.S. Dollars)
(Restated - Note 8)

	Number of	Par Value	Additional	Accumulated	Other	Total
	Common	@$0.001	Paid-in	Deficit	Comprehensive	Capital
	Shares	Per Share	Capital		Loss	Deficit
Balance, April 21, 2003	100	$-	$-	$-	$-	$-
Adjustment for the issuance of
common stock on recapitalization	37,580,400	37,580	(37,580)	-	-	-
	37,580,500	37,580	(37,580)	-	-	-
Adjustment to capital deficit of the
Company at the recapitalization date	4,176,026	4,176	(949,065)	-	-	(944,889)
	41,756,526	41,756	(986,645)	-	-	(944,889)
Shares issued for management services (Note 6)	1,500,000	1,500	103,500	-	-	105,000
Currency translation adjustment	-	-	-	-	873	873
Net loss for the period	-	-	-	(626,985)	-	(626,985)
Balance, December 31, 2003	43,256,526	43,256	(883,145)	(626,985)	873	(1,466,001)
Shares issued for cash (Note 6)	10,000,000	10,000	15,000	-	-	25,000
Shares subscribed but unissued	-	27,500	-	-	-	27,500
Forgiveness of related party balances payable (note 5)	-	-	1,027,791	-	-	1,027,791
Net income for the year	-	-	-	71,698	-	71,698
Balance, December 31, 2004	53,256,526	80,756	159,646	(555,287)	873	(314,012)
Shares subscribed but unissued	-	(27,500)	-	-	-	(27,500)
Shares issued for cash (Note 6)	27,500,000	27,500	-	-	-	27,500
Cancellation of shares (Note 6)	(54,379,318)	(54,379)	54,379	-	-	-
Compensation expense on share cancellation (Note 6)	-	-	44,720	-	-	44,720
Shares issued for loan payable settlement (Note 6)	895,000	895	124,405	-	-	125,300
Shares issued for cash (Note 6)	75,000	75	675	-	-	750
Stock based compensation (Note 7)	-	-	140,438	-	-	140,438
Net loss for the year	-	-	-	(1,036,098)	-	(1,036,098)
Balance, December 31, 2005	27,347,208	27,347	524,263	(1,591,385)	873	(1,038,902)
Net loss for the period	-	-	-	(52,229)	-	(52,229)
Balance, March 31, 2006	27,347,208	$27,347	$524,263	$(1,643,614)	$873	$(1,091,131)

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited – Expressed in U.S. Dollars)
(Restated – Note 8)

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

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2006, the Company has negative working capital of $1,846,131 (December 31, 2005 - $1,738,902), and had an accumulated deficit of $1,643,614 at March 31, 2006. The continuation of the Company is dependent upon obtaining a successful new exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $1,065,000 up to December 31, 2008 to continue operations. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to continue the development of the Company's explorations activities, and for other working capital purposes.

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

Interim Financial Statements

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited – Expressed in U.S. Dollars)
(Restated – Note 8)

to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2006 and 2005. The Company follows the same accounting policies in the preparation of interim reports.

Results of the operations for the interim periods are not indicative of the annual results.

New Accounting Pronouncements

In June 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has determined the adoption of this pronouncement did have a material impact on the Company’s financial statements and the changes have been reflected in these financial statements (Note 8).

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

In June 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited – Expressed in U.S. Dollars)
(Restated – Note 8)

a deferred tax liability or c) both a) and b). Tax positions that previously failed to meet the more- likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 will have on the Company’s consolidated balance sheet and statement of operations.

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

Note 3.	INVESTMENTS IN OIL AND GAS LEASES

The Company had working interests in petroleum and natural gas properties and cost and results of operations are as follows:

S. Neill Unitized Lease
Costs of unitized lease acquired on August 31, 2005	$1,775,000
Development costs during the year ended December 31, 2005	44,959
Impairment write down as at December 31, 2005	(419,959)
Balance, December 31, 2005 and March 31, 2006	1,400,000

Knox Lease
Cost of lease acquired on February 20, 2006	$55,000
Balance at March 31, 2006	$55,000

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

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited – Expressed in U.S. Dollars)
(Restated – Note 8)

In light of these hard deadlines and the fact that the purchase price was predicated partially on down hole success from the initial re-works, management determined that it was not prudent to proceed with further investment on the property and that settlement discussions should begin with the vendor for a mutual release and return of the property and retirement of the promissory note of $1,400,000 issued by the Company. The effect of the initial failure to increase production from the first two attempts to restore the existing wells was reflected in an asset impairment charge taken by the Company of $419,959 in its December 31, 2005 fiscal year end financial statements. The asset impairment charge was based on the value of the note payable owing to Veneto as of December 31, 2005 which was the underlying liability of the asset. The agreement between Eskota and Veneto allows for the return of the Eskota Leases back to Veneto in the event that Eskota could not meet their obligation on the note payable.

In December 2005, Veneto gave notice to Eskota and Eskota’s customers, to direct any cash payments relating to the Eskota Leases to Veneto directly as a result of non-payment of various payables by Eskota in relation to the Eskota Leases. As a result of this action, all revenues generated from the Eskota Leases were recognized by Veneto, and any expenses and obligations arising from the Eskota Leases after the notice was given, were assumed by Veneto. As a result, Eskota did not recognize revenue or operating expenses from the Eskota Leases during the three- month period ended March 31, 2006.

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

On July 6, 2006, Veneto and Eskota entered into a Mutual Release agreement releasing Eskota of its note payable in the amount of $1,400,000, and in return Eskota assigned and transferred back to Veneto all its right, title and interest in the unitized lease, as well as the rights to the Knox Lease. In addition, Veneto assumed responsibility of all payables owing in relation to the properties, and any future obligations related to the properties As a result, Eskota recorded a net gain of $138,764 on the assumption of payables by Veneto, which will be reflected as income from discontinued operations.

Note 4.	LOANS PAYABLE

The Company has the following loans payable. These amounts are unsecured, bear no interest, with no specific terms of repayment.

	March 31	December 31
	2006	2005
Art brokerage	$604,020	$479,100
Pride of Aspen Associates LLC	311,400	311,400
Mr Allonzo B. Leavell	20,000	20,000
	$935,420	$810,500

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited – Expressed in U.S. Dollars)
(Restated – Note 8)

Additional amounts have been advanced by Art Brokerage subsequent to the financial statement date under similar terms.

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

Management fees of $22,500 are charged to expense in these financial statements for the three month period ended March 31, 2006 (2005 - $18,750) There are management fees payable of $7,500 at March 31, 2006 (December 31, 2005 - $4,176) that have been included in accounts payable.

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

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited – Expressed in U.S. Dollars)
(Restated – Note 8)

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

Stock option grants in 2005 and 2006 were to non-employees. Stock option transactions and the number of stock options outstanding are summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Options	Price

Balance, January 1, 2005	-	$-
Granted	1,275,000	0.08
Exercised	(75,000)	0.01
Balance December 31, 2005 and March 31, 2006	1,200,000	$0.08

Options exercisable, as at March 31, 2006	1,200,000	$0.08
Options exercisable, as at December 31, 2005	1,200,000	$0.08

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

In August 2005, options to purchase 200,000 common shares were granted to two non-employees, and vested immediately upon grant. One half of the options were granted at an exercise price of $0.25 expiring August 31, 2006. The remaining half was granted at an exercise price of $0.50 expiring August 31, 2006. All options under this grant expired unexercised during the year ended December 31, 2006.

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

No stock options were granted during the three month period ended March 31, 2006.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited – Expressed in U.S. Dollars)
(Restated – Note 8)

Stock-based compensation

Stock options

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

Stock based compensation expense of $ Nil was recognized during the three-month periods ended March 31, 2006 and 2005.

Note 8.	RESTATEMENTS

(a) Revision of reverse acquisition accounting

On April 21, 2003 the Company closed a transaction with UCO to purchase the outstanding equity of UCO in exchange for 90% of the issued and outstanding common shares of the Company (see Note 1). The acquisition was initially accounted for using the purchase method. Subsequent to the issuance of the March 31, 2006 financial statements, management revisited the acquisition and deemed the transaction to be a reverse acquisition for accounting purposes. As a result, the Company reversed the goodwill on the acquisition, and eliminated the accumulated deficit, deferred compensation and accumulated other comprehensive loss balances in the Company up to the reverse acquisition date. As a result the financial statements are now presented as a continuation of UCO.

(b) Recognition of additional management compensation

Subsequent to the issuance of March 31, 2006 consolidated financial statements, the Company has corrected an error in the omission of management compensation resulting from shares that were issued in July 2003 to the Company’s CEO for management services. Initially, the transaction was recorded at $0.0136 per common share. As a result of the correction, the transaction was recorded at the quoted market price of $0.07 per common share and resulted in additional compensation expense of $84,500.

(c) Recognition of management compensation on share cancellation

Subsequent to the issuance of the March 31, 2006 consolidated financial statements, the Company has corrected an error in the omission of management compensation resulting from the cancellation of common shares in 2005. As a result of the share cancellation, the ownership percentage of the common shares owned by the Company’s CEO increased resulting in a compensation expense to him of $44,720 in relation to the share cancellation.

(d) Loss on settlement of loan payable

Subsequent to the issuance of the March 31, 2006 consolidated financial statements, the Company has corrected an error in the settlement of a loan payable balance through the issuance of common shares in 2005. The transaction was initially recorded at $0.06 per common share. The transaction is now recorded at the quoted market price of $0.14 per common share, resulting in a loss on settlement of $71,600.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited – Expressed in U.S. Dollars)
(Restated – Note 8)

(e) Recognition of additional stock-based compensation

Subsequent to the issuance of the March 31, 2006 consolidated financial statements, the Company has corrected an error in the calculation and omission of stock-based compensation resulting from stock options granted to the Company’s CEO and other non-employees. The Company has now recognized additional stock-based compensation expense of $134,261, for a total stock-based compensation expense of $140,438 during the year ended December 31, 2005.

(f) Forgiveness of related party balances payable

Subsequent to the issuance of the March 31, 2006 consolidated financial statements, the Company has corrected an error relating to the recording of the forgiveness of related party balances payable. The transaction was initially recorded as a gain on write-off of liabilities. As a portion of this gain was related to related party balances, the Company has corrected this error by recording $1,027,791 of this gain as additional paid-in capital.

(g) Impairment of oil and gas leases

Subsequent to the issuance of the March 31, 2006 consolidated financial statements, the Company corrected the assessment relating to the impairment write-down of its oil and gas leases. The Company has now recognized an impairment write-down of its oil and gas leases of $419,959, and the impairment reflects the fair value of oil and gas leases which approximates the amount of the note payable to Veneto, which is the underlying liability of the oil and gas leases.

(h) Additional accounting expense

Subsequent to the issuance of the March 31, 2006 consolidated financial statements, the Company corrected the amount of accounting expense for the three-month period then ended. The Company has now recognized an additional expense of $3,500.

The following represents the Company’s investment in oil and gas leases as previously reported and after giving effect to the restatement adjustments for the three month period ended March 31, 2006 and the year ended December 31, 2005:

		December 31,
	March 31, 2006	2005

Investment in Oil and Gas Leases
As previously recorded	$1,130,000	$1,075,000
Impairment of oil and gas leases (g)	325,000	325,000
As restated	$1,455,000	$1,400,000

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

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited – Expressed in U.S. Dollars)
(Restated – Note 8)

	March 31,	December
	2006	31, 2005

Additional Paid-in Capital
As previously recorded	$3,047,479	$3,047,479
Revision of reverse acquisition accounting (a)	(3,890,710)	(3,890,710)
Recognition of additional management compensation (b)	84,500	84,500
Recognition of management compensation on share
cancellation (c)	44,720	44,720
Loss on settlement of loan payable (d)	76,222	76,222
Recognition of additional stock-based compensation (e)	134,261	134,261
Forgiveness of related party balances payable (f)	1,027,791	1,027,791
As restated	$524,263	$524,263

Deferred Compensation
As previously recorded	$(54,168)	$(72,968)
Revision of reverse acquisition accounting (a)	54,168	72,968
As restated	$-	$-

Other Comprehensive Income (Loss)
As previously recorded	$(8,429)	$(8,429)
Revision of reverse acquisition accounting (a)	9,302	9,302
As restated	$873	$873

Accumulated Deficit
As previously recorded	$(4,420,860)	$(4,357,331)
Revision of reverse acquisition accounting (a),
recognition of additional management compensation
(b), recognition of management compensation on share
cancellation (c), loss on settlement of loan payable (d),
recognition of additional stock-based compensation (e),
forgiveness of related party balances payable (f), and
(g) impairment of oil and gas leases	2,777,246	2,765,946
As restated	$(1,643,614)	$(1,591,385)

The following represents the Company’s net loss as previously reported and after giving effect to the restatement adjustments for the three-month periods ended March 31, 2006 and 2005:

	March 31,	March 31,
Net Loss for the three month period ended	2006	2005

As previously recorded	$(67,529)	$(42,673)
Revision of reverse acquisition accounting (a)	18,800	18,800
(h) Additional accounting expense	(3,500)	-
As restated	$(52,229)	$(23,873)

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

Maverick agreed to contribute $55,000 towards the purchase price of the Lease. Thereafter Maverick and Veneto agreed to divide any profits from the resale of the lease with the agreement that the $55,000 purchase price would be repaid to Maverick prior to a division of any profits either from the operation or future sale of the property.

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

Eskota Energy has made significant progress with (" the Note Holder") in the first quarter of 2006 with respect to the above noted issues. Firstly, the Note Holder in his capacity as the operator assumed responsibility for the outstanding payables relating to the Company's work-over activities. In conjunction with this action the sales revenue from the property was re-assigned to the operator with the understanding that the Company would receive credit for the net revenue as it was applied against the outstanding payables.

Further to these actions the Company and the Note Holder agreed as follows:

The Note Holder would forebear foreclosure against Eskota Energy Corporation under the Deed of Trust for so long as Eskota complies with the following terms:

  Maverick Minerals Corporation would assign, on behalf of Eskota, all profits it may eventually receive from it' s 50% ownership in the Knox lease (described further herein) to the Note Holder who will, acting on behalf of Eskota, and use the funds to pay outstanding invoices accrued on the S. Neill site. In certain circumstances the Operator has funded the payment of certain payables and will credit itself from any future profits as described.

  Eskota shall pay the outstanding interest and current interest, being 4 months at $3,500 per month ($14,000) by March 31, 2006. Eskota shall thereafter keep the interest current through quarterly payments of $10,500 commencing with the interest due on April 30, 2006 and continuing thereafter in quarterly installments as required.

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

Subsequent Events

As agreed, all outstanding interest due from Eskota under the original Promissory Note has been paid and prepaid through July 31, 2006.

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

To become profitable and competitive the Company must raise money to exploit it's resource reserve more completely and to then extract that resource economically. In the energy resource business, the possibility of accomplishing that goal is remote.

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

RESULTS OF OPERATIONS

Three Month Summary

	Three Months Ended
	March 31
	2006	2005
Revenue	$-	$-
Expenses	41,729	23,873
Interest expense	(10,500)	-
Net Loss	$2,229	$23,873

Revenue

We have had no operating revenues for the three month period ended March 31, 2006 and 2005. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Three Months Ended
	March 31
	2006	2005
Management Fees and stock based
compensation	$22,500	$18,750
Professional Fees	9,125	1,236
Transfer Agent Fees	284	36
Travel	8,962	3,357
Office	858	494
Total Expenses	$41,729	$28,873

General and Administrative

The decrease in our general and administrative expenses for the three month period ended March 31, 2006 was primarily due to the reduction of travel expenses and professional fees.

Working Capital

	Three Months Ended March 31, 2006	Year Ended December 31, 2005
Current Assets	$10,602	$196
Current Liabilities	1,856,733	1,739,098
Working Capital Deficiency	(1,846,131)	(1,738,902)

Cash Flows

	Three Months Ended March 31, 2006	Year Ended December 31, 2005
Cash used in Operating Activities	$(70,014)	$(104,720)
Cash used by Investing Activities	(55,000)	(419,959)
Cash provided by Financing Activities	124,920	499,850
Net Decrease in Cash	(94)	(24,829)

As the Company’s activity has declined over the period from 2005 to 2006, so have its cash expenditures. Funding for operating and investing activities was provided by non-interest bearing advances from a lender.

We had cash on hand of $102 and negative working capital of $1,846,131 as of March 31, 2006 compared to cash on hand of $196 and a negative working capital of $1,738,902 for the year ended December 31, 2005. We anticipate that we will incur approximately $1,065,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Future Financings

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

ITEM 3.               CONTROLS AND PROCEDURES

We have effected a restatement of our financial results for the year ended December 31, 2005.

(a)	The restatement was effected to correct errors in our accounting treatment of:

(i)	the treatment of the share exchange with UCO as a reverse acquisition
(ii)	various computations of stock-based compensation;
(iii)	calculation of the loss on settlement of debt; and
(iv)	determination of impairment of oil and gas leases

As a result of our review of these transactions, the effect on the amended accounting for the adjustments above is discussed in Note 9 to our audited consolidated financial statements.

(b)	Evaluation of disclosure controls and procedures and remediation

In connection with the restatement of our financial results for the year ended December 31, 2005, under the direction of our management, we have re-evaluated certain disclosure controls and procedures and internal controls over financial reporting. In connection with the restatement we identified a material weakness in our internal controls and procedures relating to the accounting treatment of our past acquisitions, stock-based compensation calculations, settlement of debts and the determination of impairment. Moreover, due to the resignation of our previous independent auditor which required the re-audit of our accounts, we are significantly in arrears in respect to timely filing of our quarterly and annual reports.

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-QSB, under the direction of our Chief Executive Officer, we have evaluated our disclosure controls and procedures as of March 31, 2006, our disclosure controls and procedures were ineffective as discussed in greater detail below. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures. Additionally, we are currently inactive as we seek new business opportunities.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K

Exhibit	Description
Number
3.1	Articles of Incorporation (incorporated by reference from our Form 10SB Registration Statement, filed on August 8, 1999)
3.2	Bylaws (incorporated by reference from our Form 10SB Registration Statement, filed on August 8, 1999)
3.3	Amended Bylaws (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 24, 2008)
4.1	Specimen Stock Certificate (incorporated by reference from our Form 10-SB Registration Statement, filed on August 8, 1999)
10.1	Non-Qualified Stock Option Plan (incorporated by reference from our Form S-8 Registration Statement, filed on September 12, 2002)
10.2

Mutual Release Agreement between Eskota Energy Corporation and Veneto Exploration, LLC and Assignment of Oil and Gas Leases dated July 6, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB for the period ended June 30, 2006)

10.3

Purchase Agreement between Maverick Minerals Corporation, UCO Energy Corporation and the shareholders of UCO Energy, dated April 21, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on May 19, 2004)

10.4

Loan Agreement and Civil Action Covenant between Art Brokerage Inc., Eskota Energy Corporation and Maverick Minerals Corporation (incorporated by reference from our Quarterly Report on Form 10-QSB for the period ended June 30, 2006)

10.5	Loan Agreement between Alonzo B. Leavell and Maverick Minerals Corporation dated July 20, 2005 (incorporated by reference from our Quarterly Report on Form 10-QSB for the period ended June 30, 2006)
10.6	Loan Agreement between Alonzo B. Leavell and Maverick Minerals Corporation dated April 27, 2005 (incorporated by reference from our Quarterly Report on Form 10-QSB for the period ended June 30, 2006)
10.7

Management Agreement dated as at March 5, 2003 between Maverick Minerals Corp. and Robert Kinloch (incorporated by reference from our Quarterly Report on Form 10-QSB for the period ended June 30, 2006)

10.8	Management Agreement dated as at June 1, 2005 between Maverick Minerals Corp. and Robert Kinloch (incorporated by reference from our Quarterly Report on Form 10-QSB for the period ended June 30, 2006)
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 24, 2008)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Dated this 22nd day of May, 2008.

MAVERICK MINERALS CORPORATION
(formerly known as Pacific Cart Services Ltd.)
(Registrant)

BY:	/s/ Robert Kinloch
Robert Kinloch, President, Principal Executive
Officer, Secretary/Treasurer, Principal Financial
Officer and member of the Board of Directors