Form 10QSB
period 2006-06-30
MAVERICK MINERALS CORP
filed 2008-05-28
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission File No. 000-25515

MAVERICK MINERALS CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	88-0410480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2501 Lansdowne Avenue, Saskatoon, Saskatchewan S7J 1H3
(Address of principal executive offices)

306.343.5799
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after distribution of securities under a plan confirmed by a court. Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of May 15, 2008, there were 27,407,208 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited - Expressed in U.S. Dollars)
(Restated - Note 9)

	June 30	December 31
	2006	2005
		(Restated-Note 9)

Current Assets
Cash	$34	$196
Investment in oil and gas leases (Note 3)	1,455,000	1,400,000
TOTAL ASSETS	$1,455,034	$1,400,196

Current Liabilities
Accounts payable (Note 5)	$217,368	$218,598
Accrued liabilities	7,000	10,000
Loans payable (Note 4)	966,790	810,500
Current portion of long term debt (Note 3)	1,400,000	700,000
TOTAL CURRENT LIABILITIES	2,591,158	1,739,098
Long term Debt (Note 3)	-	700,000
TOTAL LIABILITIES	2,591,158	2,439,098

Capital Deficit
Capital Stock
Authorized:
100,000,000 common shares at $0.001 par value
Issued 27,407,208 (2005 - 27,347,208) common share	27,407	27,347
Share subscription receivable	(600)	-
Additional paid-in capital	536,204	524,263
Deficit, accumulated during the exploration stage	(1,700,008)	(1,591,385)
Accumulated other comprehensive income	873	873
TOTAL CAPITAL DEFICIT	(1,136,124)	(1,038,902)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$1,455,034	$1,400,196

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited - Expressed in U.S. Dollars)
(Restated - Note 9)

	Cumulative From
	Date of Inception
	(April 21, 2003)	Three Month Period Ended		Six Month Period Ended
	to June 30, 2006	June 30		June 30
		2006	2005	2006	2005
			(Restated-Note 9)		(Restated-Note 9)
General and administration expenses
Audit fees	$42,785	$-	$15,500	$-	$15,500
Freight	7,601	-	-	-	-
Insurance	186,297	-	-	-	-
Accounting, legal, engineering & consulting
investor relations	159,607	2,701	551	11,826	1,787
Management fees and stock based compensation (Note 5)	598,518	33,901	156,008	56,401	174,758
Office	54,126	215	4,615	1,073	5,109
Telephone and utilities	83,059	-	-	-	-
Transfer agent fees	6,995	151	152	435	188
Travel	161,214	8,926	8,096	17,888	11,453
Wages and benefits	86,588	-	-	-	-
Gain on disposal of assets	(795,231)	-	-	-	-
Loss from operations	(591,559)	(45,894)	(184,922)	(87,623)	(208,795)
Other income (expenses)
Interest expense	(49,357)	(10,500)	-	(21,000)	-
Loss on settlement of loan payable (Note 6)	(71,600)	-	-	-	-
Gain on liabilities write-off	300,973	-	-	-	-
Loss from continuing operations	(411,543)	(56,394)	(184,922)	(108,623)	(208,795)

Loss from discontinued operations	(1,288,465)	-	-	-	-

Loss for the period	(1,700,008)	(56,394)	(184,922)	(108,623)	(208,795)
Other Comprehensive Income
Foreign currency translation adjustments	873	-	-	-	-
Comprehensive Loss	$(1,699,135)	$(56,394)	$(184,922)	$(108,623)	$(208,795)
Loss per share - basic and diluted		$0.00	$0.00	$0.00	$0.00
Weighted average shares outstanding		27,394,021	71,110,232	27,370,744	73,019,992

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
Consolidated Statements of Cash Flows
(An Exploration Stage Company)
(Unaudited - Expressed in U.S. Dollars)
(Restated - Note 9)

	Cumulative From
	Date of Inception
	(April 21, 2003)	Six month period ended
	to June 30, 2006	June 30
		2006	2005
			(Restated-Note 9)
Operating Activities
Net loss for the period	$(1,700,008)	$(108,623)	$(208,795)
Adjustments to reconcile net loss for the period
to cash flows used in operating activities
Impairment of investment in oil and gas leases	419,959	-	-
Gain on disposal of assets	(795,231)	-	-
Gain on liabilities write-off	(300,973)	-	-
Stock based compensation	196,559	11,401	137,258
Depreciation	277,578	-	-
Shares issued for services	105,000	-	-
Loss on settlement of loan payable	71,600	-	-
Changes in non-cash working capital items	-	-	-
Accounts payable	1,483,963	(1,230)	(2,469)
Accrued liabilities	7,000	(3,000)	-
Cash used in operating activities	(234,553)	(101,452)	(74,004)

Investing Activities
Investment in oil and gas leases	(474,959)	(55,000)	-
Purchase of property and equipmen	(311,367)	-	-
Cash used in investing activities	(786,326)	(55,000)	-

Financing Activities
Shares issued for cash	53,250	-	-
Proceeds from loans payable	966,790	156,290	49,000
Cash provided by financing activities	1,020,040	156,290	49,000

Decrease in cash during the period	(839)	(162)	(25,004)
Effect of cumulative currency translation	873	-	-
Cash, beginning of the period	-	196	25,025
Cash, end of the period	$34	$34	$21

Supplemental Cash Flow information
Interest paid	$35,000	$21,000	$-
Non-cash investing and financing activities:
Impairment in oil and gas leases	419,959	-	-
Investment in oil and gas leases in exchange
for notes payable to Veneto	1,400,000	-	-
Settlement of loan payable (Note 6)	53,700	-	-
Forgiveness of related party balances payable (Note 5)	1,027,791	-	-

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Statement of Changes in Capital Deficit
For the Period From date of inception on April 21, 2003 to June 30, 2006
(Unaudited - Expressed in U.S. Dollars)
(Restated - Note 9)

	Number of	Par Value	Additional	Share	Accumulated	Other	Total
	Common	@$0.001	Paid-in	Subscription	Deficit	Comprehensive	Capital
	Shares	Per Share	Capital	Receivable		Loss	Deficit
Balance, April 21, 2003	100	$-	$-	$-	$-	$-	$-
Adjustment for the issuance of
common stock on recapitalization	37,580,400	37,580	(37,580)	-	-	-	-
	37,580,500	37,580	(37,580)	-	-	-	-
Adjustment to capital deficit of the
Company at the recapitalization date	4,176,026	4,176	(949,065)	-	-	-	(944,889)
	41,756,526	41,756	(986,645)	-	-	-	(944,889)
Shares issued for management services (Note 6)	1,500,000	1,500	103,500	-	-	-	105,000
Currency translation adjustment	-	-	-	-	-	873	873
Net loss for the period	-	-	-	-	(626,985)	-	(626,985)
Balance, December 31, 2003	43,256,526	43,256	(883,145)	-	(626,985)	873	(1,466,001)
Shares issued for cash (Note 6)	10,000,000	10,000	15,000	-	-	-	25,000
Shares subscribed but unissued	-	27,500	-	-	-	-	27,500
Forgiveness of related party balances payable (Note 5)	-	-	1,027,791	-	-	-	1,027,791
Net income for the year	-	-	-	-	71,698	-	71,698
Balance, December 31, 2004	53,256,526	80,756	159,646	-	(555,287)	873	(314,012)
Shares subscribed but unissued	-	(27,500)	-	-	-	-	(27,500)
Shares issued for cash (Note 6)	27,500,000	27,500	-	-	-	-	27,500
Cancellation of shares (Note 6)	(54,379,318)	(54,379)	54,379	-	-	-	-
Compensation expense on share cancellation (Note 6)	-	-	44,720	-	-	-	44,720
Shares issued for loan payable settlement (Note 6)	895,000	895	124,405	-	-	-	125,300
Shares issued for cash (Note 6)	75,000	75	675	-	-	-	750
Stock based compensation (Note 7)	-	-	140,438	-	-	-	140,438
Net loss for the year	-	-	-	-	(1,036,098)	-	(1,036,098)
Balance, December 31, 2005	27,347,208	27,347	524,263	-	(1,591,385)	873	(1,038,902)
Shares issued for cash (Note 6)	60,000	60	540	(600)	-	-	-
Stock based compensation (Note 7)	-	-	11,401	-	-	-	11,401
Net loss for the period	-	-	-	-	(108,623)	-	(108,623)
Balance, June 30, 2006	27,407,208	$27,407	$536,204	$(600)	$(1,700,008)	$873	$(1,136,124)

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited - Expressed in U.S. Dollars)

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

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2006, the Company has negative working capital of $2,591,124 (December 31, 2005 - $1,738,902), and had an accumulated deficit of $1,700,008 at June 30, 2006. The continuation of the Company is dependent upon obtaining a successful new exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $1,065,000 up to December 31, 2008 to continue operations. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to continue the development of the Company's explorations activities, and for other working capital purposes.

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

Interim Financial Statements

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited - Expressed in U.S. Dollars)

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2005. The Company follows the same accounting policies in the preparation of interim reports.

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

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited - Expressed in U.S. Dollars)

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

Note 3.	INVESTMENTS IN OIL AND GAS LEASES

The Company had working interests in petroleum and natural gas properties and cost and results of operations are as follows:

S. Neill Unitized Lease
Costs of unitized lease acquired on August 31, 2005	$1,775,000
Development costs during the year ended December 31, 2005	44,959
Impairment write down as at December 31, 2005	(419,959)
Balance, December 31, 2005 and June 30, 2006	$1,400,000

Knox Lease
Cost of lease acquired on February 20, 2006	$55,000
Balance at June 30, 2006	$55,000

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

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited - Expressed in U.S. Dollars)

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

In December 2005, Veneto gave notice to Eskota and Eskota’s customers, to direct any cash payments relating to the Eskota Leases to Veneto directly as a result of non-payment of various payables by Eskota in relation to the Eskota Leases. As a result of this action, all revenues generated from the Eskota Leases were recognized by Veneto, and any expenses and obligations arising from the Eskota Leases after the notice was given, were assumed by Veneto. As a result, Eskota did not recognize revenue or operating expenses from the Eskota Leases during the period ended June 30, 2006.

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

Note 4.	LOANS PAYABLE

The Company has the following loans payable. These amounts are unsecured, bear no interest, with no specific terms of repayment.

	June 30	December 31
	2006	2005
Art brokerage	$635,390	$479,100
Pride of Aspen Associates LLC	311,400	311,400
Mr Allonzo B. Leavell	20,000	20,000
	$966,790	$810,500

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited - Expressed in U.S. Dollars)

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

Management fees of $45,000 are charged to expense in these financial statements for the six month period ended June 30, 2006 (2005 - $37,500) There are management fees payable of $10,196 at June 30, 2006 (December 31, 2005 - $4,176) that have been included in accounts payable.

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

In April 2006, the Company issued 60,000 common shares at a price of $0.01 for $600 in relation to the exercise of stock options. As of June 30, 2006, the Company was still owed this amount and has been recorded as a share subscription receivable.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited - Expressed in U.S. Dollars)

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

Stock option grants in 2005 and 2006 were to non-employees. Stock option transactions and the number of stock options outstanding are summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Options	Price

Balance, January 1, 2005	-	$-
Granted	1,275,000	0.08
Exercised	(75,000)	0.01
Balance, December 31, 2005	1,200,000	0.08
Granted	60,000	0.01
Exercised	(60,000)	0.01
Balance June 30, 2006	1,200,000	$0.08

Options exercisable, as at June 30, 2006	1,200,000	$0.08
Options exercisable, as at December 31, 2005	1,200,000	$0.08

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

The weighted average grant date fair value of stock options granted during the six month period ended June 30, 2006, was $0.19 per share.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited - Expressed in U.S. Dollars)

Stock-based compensation

Stock options

Compensation expense for options granted during the period is recognized in accordance with SFAS No. 123(R) which requires all options granted to be measured at fair value. Such compensation is amortized over the contract services period or, if none exists, from the date of grant until the options vest for non-employees. For the periods ended June 30, 2006 and 2005, all options were granted to non-employees and vested on the grant date. For 2005, the Company followed SFAS 123 “Accounting for Stock-Based Compensation” to account for all stock options granted. The fair value of stock options granted during 2006 estimated at the date of grant using the fair value method prescribed in SFAS 123 used the following weighted average assumptions:

Six month period
Ended June 30, 2006
Risk-free interest rate	4.96%
Expected term of options	0.1 years
Expected volatility of the Company’s common shares	256%
Dividend	-%

Expected volatilities are based on historical volatility of the Company’s common stock using available data and other factors. The Company uses historical data to estimate option exercise, forfeiture and employees termination within the valuation model. For non-employees, the expected term of the options approximates the full term of the options.

Stock based compensation expense of $11,401 was recognized during the six-month period ended June 30, 2006 (2005 – $92,538)

Note 8.	SUBSEQUENT EVENTS

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

Note 9.	RESTATEMENTS

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

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited - Expressed in U.S. Dollars)

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
June 30, 2006
(Unaudited - Expressed in U.S. Dollars)

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

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited - Expressed in U.S. Dollars)

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

The following represents the Company’s net loss as previously reported and after giving effect to the restatement adjustments for the six-month period ended June 30, 2005:

June 30,
Net Loss for the six month period ended	2005

As previously recorded	$(109,137)
Revision of reverse acquisition accounting (a)	37,600
Loss on settlement of loan payable (d)	(44,720)
Recognition of additional stock-based compensation (e)	(92,538)
As restated	$(208,795)

The following represents the Company’s net loss as previously reported and after giving effect to the restatement adjustments for the three-month period ended June 30, 2005:

June 30,
Net Loss for the six month period ended	2005

As previously recorded	$(66,464)
Revision of reverse acquisition accounting (a)	18,800
Loss on settlement of loan payable (d)	(44,720)
Recognition of additional stock-based compensation (e)	(92,538)
As restated	$(184,922)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. Subsequent to the issuance of the December 31, 2005 financial statements, management identified various errors in connection with its 2005 and prior financial statements and determined that restatements were necessary, see “Plan Of Operation”, below.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “Maverick” mean Maverick Minerals Corporation and our subsidiary, Eskota Energy Corporation, unless otherwise indicated.

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

General

The following is a discussion and analysis of our plan of operation for the twelve month period ended June 30, 2007, and the factors that could affect our future financial condition and plan of operation. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Subsequent to the issuance of the December 31, 2005 financial statements, management identified various errors in connection with the Company’s 2005 and prior financial statements and determined that restatements were necessary in respect of the following:

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

While we no longer own this lease, we have through our efforts found a significant store of original core and drilling information unavailable for review since the 1970’s at the time of the original drilling. These records including logs and zone maps and are now in our company’s possession.

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

As of June 30, 2006, we had cash of $34 and negative working capital of $2,591,124. To date we have funded our operations primarily with loans from shareholders.

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

RESULTS OF OPERATIONS

Three and Six Months Summary
	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Revenue	$-	$-	$-	$-
Expenses	45,894	184,922	87,623	208,795
Interest expense	10,500	-	21,000	-
Net Loss	$56,394	$184,922	$108,623	$208,795

Revenue

We have had no operating revenues for the three month period ended June 30, 2006 and 2005 and for the six month period ended June 30, 2006 and 2005. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

The major components of our expenses for the year are outlined in the table below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Management Fees and stock
based compensation	$33,901	$156,008	$56,401	$174,758
Professional and Audit Fees	2,701	16,051	11,826	17,287
Transfer Agent Fees	151	152	435	188
Travel	8,926	8,096	17,888	11,453
Office	215	4,615	1,073	5,109
Total Expenses	$45,894	$184,922	$87,623	$208,795

General and Administrative

The decrease in our general and administrative expenses for the three month period ended June 30, 2006 was primarily due to the reduction of management fees and stock based compensation.

The decrease in our general and administrative expenses for the six month period ended June 30, 2006 was primarily due to the reduction of management fees and stock based compensation, professional fees and office.

Working Capital

	Three Months Ended June 30, 2006	Year Ended December 31, 2005
Current Assets	$34	$196
Current Liabilities	2,591,158	1,739,098
Working Capital Deficiency	(2,591,124)	(1,738,902)

Cash Flows

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Cash used in Operating Activities	$(101,452)	$(74,004)
Cash used by Investing Activities	(55,000)	-
Cash provided by Financing Activities	156,290	49,000
Net Decrease in Cash	(162)	(25,004)

As the Company’s activity has declined over the period from 2005 to 2006, so have its cash expenditures. Funding for operating and investing activities was provided by non-interest bearing advances from a lender.

We had cash on hand of $34 and negative working capital of $2,591,124 as of June 30, 2006 compared to cash on hand of $196 and negative working capital of $1,738,902 for the year ended December 31, 2005. We anticipate that we will incur approximately $1,065,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

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

Loans Payable

The Company has the following loans payable. These amounts are unsecured, bear no interest, with no specific terms of repayment.

	June 30,	December 31,
	2006	2005
Art Brokerage	$635,390	$479,100
Pride of Aspen Associates LLC	311,400	311,400
Mr. Alonzo B. Leavell	20,000	20,000
TOTAL	$966,790	$810,500

Going Concern

The audited financial statements accompanying our annual report on Form 10-KSB for the year ended December 31, 2005 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of May 15, 2008, we had cash of $3,759 and we estimate that we will require approximately $1,065,000 to fund our business operations over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on the December 31, 2006 and 2005 consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

As of May 15, 2008, we had cash of $3,759 and we estimate that we will require approximately $1,065,000 to fund our business operations over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

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

RISKS AND UNCERTAINTIES

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

We had cash in the amount of $34 and negative working capital of $2,591,124 as of June 30, 2006. We do not have sufficient funds to continue to evaluate joint venture opportunities and oil and gas development and production prospects in West Texas, North West Texas and Saskatchewan, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to continue to evaluate joint venture opportunities and oil and gas development and production prospects in West Texas and North West Texas and Saskatchewan. Obtaining additional financing is subject to a number of factors, including market prices for minerals and oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

We incurred net losses of $56,394 and $184,922 for the three month periods ended June 30, 2006 and 2005, respectively. At June 30, 2006, we had an accumulated deficit of $1,700,008 and negative working capital of $2,591,124.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on our consolidated financial statements for the year ended December 31, 2005. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business

Due to the speculative nature of the exploration of mineral and oil and gas properties, there is substantial risk that our business will fail.

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

ITEM 3. CONTROLS AND PROCEDURES.

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

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-QSB, under the direction of our Chief Executive Officer, we have evaluated our disclosure controls and procedures as of June 30, 2006, our disclosure controls and procedures were ineffective as discussed in greater detail below. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures. Additionally, we are currently inactive as we seek new business opportunities.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Form 10SB Registration Statement, filed on August 8, 1999)
3.2	Bylaws (incorporated by reference from our Form 10SB Registration Statement, filed on August 8, 1999)
3.3	Amended Bylaws (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 24, 2008)
4.1	Specimen Stock Certificate (incorporated by reference from our Form 10-SB Registration Statement, filed on August 8, 1999)
10.1	Non-Qualified Stock Option Plan (incorporated by reference from our Form S-8 Registration Statement, filed on September 12, 2002)
10.2*	Mutual Release Agreement between Eskota Energy Corporation and Veneto Exploration, LLC and Assignment of Oil and Gas Leases dated July 6, 2006
10.3

Purchase Agreement between Maverick Minerals Corporation, UCO Energy Corporation and the shareholders of UCO Energy, dated April 21, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on May 19, 2004)

10.4*	Loan Agreement and Civil Action Covenant between Art Brokerage Inc., Eskota Energy Corporation and Maverick Minerals Corporation
10.5*	Loan Agreement between Alonzo B. Leavell and Maverick Minerals Corporation dated July 20, 2005
10.6*	Loan Agreement between Alonzo B. Leavell and Maverick Minerals Corporation dated April 27, 2005
10.7*	Management Agreement dated as at March 5, 2003 between Maverick Minerals Corp. and Robert Kinloch
10.8*	Management Agreement dated as at June 1, 2005 between Maverick Minerals Corp. and Robert Kinloch

Exhibit
Number	Description
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 24, 2008)
16.1	Letter on change in certifying accountant (incorporated by reference from our Current Report on Form 8-K, filed on July 25, 2006 and amended on November 13, 2006)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAVERICK MINERALS CORPORATION

By	/s/ Robert Kinloch
Robert Kinloch
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	May 22, 2008