Form 10QSB
period 2006-09-30
MAVERICK MINERALS CORP
filed 2008-05-28
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to _________

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited - Expressed in U.S. Dollars)
(Restated-Note 8)

	September 30	December 31
	2006	2005
		(Restated - Note 8)

Current Assets
Cash	$40	$196
Investment in oil and gas leases (Note 3)	-	1,400,000
TOTAL ASSETS	$40	$1,400,196

Current Liabilities
Accounts payable (Note 5)	$19,581	$218,598
Accrued liabilities	7,710	10,000
Loans payable (Note 4)	996,040	810,500
Current portion of long term debt (Note 3)	-	700,000
TOTAL CURRENT LIABILITIES	1,023,331	1,739,098
Long Term Debt (Note 3)	-	700,000
TOTAL LIABILITIES	1,023,331	2,439,098

Capital Deficit
Capital Stock
Authorized:
100,000,000 common shares at $0.001 par value
Issued 27,407,208 (2005 - 27,347,208) common shares	27,407	27,347
Share subscription receivable	(600)	-
Additional paid-in capital	536,204	524,263
Deficit, accumulated during the exploration stage	(1,587,175)	(1,591,385)
Accumulated other comprehensive income	873	873
TOTAL CAPITAL DEFICIT	(1,023,291)	(1,038,902)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$40	$1,400,196

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited - Expressed in U.S. Dollars)
(Restated-Note 8)

	Cumulative From
	Date of Inception
	(April 21, 2003)	Three Month Period Ended		Nine Month Period Ended
	to September 30	September 30		September 30
		2006	2005	2006	2005
			(Restated - Note 8)		(Restated - Note 8)

General and administration expenses
Audit fees	$42,405	$(380)	$3,500	$(380)	$19,000
Freight	7,601	-	-	-	-
Insurance	186,297	-	-	-	-
Accounting, legal, engineering & consulting,
investor relations	160,317	710	550	12,536	2,337
Management fees and stock based compensation (Note 5)	621,018	22,500	71,650	78,901	246,408
Office	54,351	225	1,467	1,298	6,576
Telephone and utilities	83,059	-	-	-	-
Transfer agent fees	6,995	-	988	435	1,176
Travel	164,090	2,876	8,884	20,764	20,337
Wages and benefits	86,588	-	-	-	-
Gain on disposal of assets	(795,231)	-	-	-	-
Loss from operations	(617,490)	(25,931)	(87,039)	(113,554)	(295,834)
Other income (expenses)
Interest expense	(49,357)	-	(3,500)	(21,000)	(3,500)
Loss on settlement of loan payable (Note 6)	(71,600)	-	(71,600)	-	(71,600)
Gain on liabilities write-off	300,973	-	-	-	-
Loss from continuing operations	(437,474)	(25,931)	(162,139)	(134,554)	(370,934)

Income (loss) from discontinued operations (Note 3)	(1,149,701)	138,764	(13,839)	138,764	(13,839)

Income (loss) for the period	(1,587,175)	112,833	(175,978)	4,210	(384,773)
Other Comprehensive Income
Foreign currency translation adjustments	873	-	-	-	-
Comprehensive Income (loss)	$(1,586,302)	$112,833	$(175,978)	$4,210	$(384,773)
Income (loss) per share - basic and diluted
Continuing operations		$0.00	$(0.01)	$(0.01)	$(0.01)
Discontinued operations		$0.00	$0.00	$0.01	$0.00
		$0.00	$(0.01)	$0.00	$(0.01)
Weighted average shares outstanding		27,407,208	26,406,501	27,383,032	57,311,416

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited - Expressed in U.S. Dollars)
(Restated-Note 8)

	Cumulative From
	Date of Inception
	(April 21, 2003)	Nine month period ended
	to September 30	September 30
		2006	2005
			(Restated - Note 8)
Operating Activities
Net income (loss) for the period	$(1,587,175)	$4,210	$(384,773)
Adjustments to reconcile net loss for the period
to cash flows used in operating activities
Impairment of investment in oil and gas leases	419,959	-	-
Gain on disposal of assets	(933,995)	(138,764)	-
Gain on liabilities write-off	(300,973)	-	-
Stock based compensation	196,559	11,401	185,158
Depreciation	277,578	-	-
Shares issued for services	105,000	-	-
Loss on settlement of loan payable	71,600	-	71,600
Changes in non-cash working capital items
Accounts payable	1,479,940	(5,253)	-
Accrued liabilities	7,710	(2,290)	72,345
Net accrued oil production receivable	-	-	(16,740)
Cash used in operating activities	(263,797)	(130,696)	(72,410)

Investing Activities
Investment in oil and gas leases	(474,959)	(55,000)	(419,959)
Purchase of property and equipment	(311,367)	-	-
Cash used in investing activities	(786,326)	(55,000)	(419,959)

Financing Activities
Shares issued for cash	53,250	-	5,450
Proceeds from loans payable	996,040	185,540	470,750
Cash provided by financing activities	1,049,290	185,540	476,200

Decrease in cash during the period	(833)	(156)	(16,169)
Effect of cumulative currency translation	873	-	-
Cash, beginning of the period	-	196	25,025
Cash, end of the period	$40	$40	$8,856

Supplemental Cash Flow information
Interest paid	$35,000	$-	$14,000
Non-cash investing and financing activities:
Impairment in oil and gas leases	419,959	-	419,959
Investment in oil and gas leases in exchange
for notes payable to Veneto	1,400,000	-	1,400,000
Transfer of leases in settlement of notes payable	1,400,000	1,400,000	-
Assignment of accounts payable from transfer of leases	193,764	193,764	-
Settlement of loan payable	53,700	-	53,700
Forgiveness of related party balances payable	1,027,791	-	-

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Statement of Changes in Capital Deficit
For the Period From date of inception on April 21, 2003 to September 30, 2006
(Unaudited - Expressed in U.S. Dollars)
(Restated - Note 8)

	Number of	Par Value	Additional	Share	Accumulated	Other	Total
	Common	@$0.001	Paid-in	Subscription	Deficit	Comprehensive	Capital
	Shares	Per Share	Capital	Receivable		Loss	Deficit
Balance, April 21, 2003	100	$-	$-	$-	$-	$-	$-
Adjustment for the issuance of
common stock on recapitalization	37,580,400	37,580	(37,580)	-	-	-	-
	37,580,500	37,580	(37,580)	-	-	-	-
Adjustment to capital deficit of the
Company at the recapitalization date	4,176,026	4,176	(949,065)	-	-	-	(944,889)
	41,756,526	41,756	(986,645)	-	-	-	(944,889)
Shares issued for management services (Note 6)	1,500,000	1,500	103,500	-	-	-	105,000
Currency translation adjustment	-	-	-	-	-	873	873
Net loss for the period	-	-	-	-	(626,985)	-	(626,985)
Balance, December 31, 2003	43,256,526	43,256	(883,145)	-	(626,985)	873	(1,466,001)
Shares issued for cash (Note 6)	10,000,000	10,000	15,000	-	-	-	25,000
Shares subscribed but unissued	-	27,500	-	-	-	-	27,500
Forgiveness of related party balances payable(Note 5)	-	-	1,027,791	-	-	-	1,027,791
Net income for the year	-	-	-	-	71,698	-	71,698
Balance, December 31, 2004	53,256,526	80,756	159,646	-	(555,287)	873	(314,012)
Shares subscribed but unissued	-	(27,500)	-	-	-	-	(27,500)
Shares issued for cash (Note 6)	27,500,000	27,500	-	-	-	-	27,500
Cancellation of shares (Note 6)	(54,379,318)	(54,379)	54,379	-	-	-	-
Compensation expense on share cancellation (Note 6)	-	-	44,720	-	-	-	44,720
Shares issued for loan payable settlement (Note 6)	895,000	895	124,405	-	-	-	125,300
Shares issued for cash (Note 6)	75,000	75	675	-	-	-	750
Stock based compensation (Note 7)	-	-	140,438	-	-	-	140,438
Net loss for the year	-	-	-	-	(1,036,098)	-	(1,036,098)
Balance, December 31, 2005	27,347,208	27,347	524,263	-	(1,591,385)	873	(1,038,902)
Shares issued for cash (Note 6)	60,000	60	540	(600)	-	-	-
Stock based compensation (Note 7)	-	-	11,401	-	-	-	11,401
Net income for the period	-	-	-	-	4,210	-	4,210
Balance, September 30, 2006	27,407,208	$27,407	$536,204	$(600)	$(1,587,175)	$873	$(1,023,291)

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006
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

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2006, the Company has negative working capital of $1,023,291 (December 31, 2005 - $1,738,902), and has an accumulated deficit of $1,587,175 at September 30, 2006. The continuation of the Company is dependent upon obtaining a successful new exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $1,065,000 up to December 31, 2008 to continue operations. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to continue the development of the Company's explorations activities, and for other working capital purposes.

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

Note 2.	SUMMARY OF SIGNIFICAN ACCOUNTING POLICIES

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
September 30, 2006
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
September 30, 2006
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

Note 3.	INVESTMENTS IN OIL AND GAS LEASES

The Company had working interests in petroleum and natural gas properties and cost and results of operations are as follows:

S. Neill Unitized Lease
Costs of unitized lease acquired on August 31, 2005	$1,775,000
Development costs during the year ended December 31, 2005	44,959
Impairment write down as at December 31, 2005	(419,959)
Balance, December 31, 2005	1,400,000
Transfer of unitized lease to vendor as settlement of note payable	(1,400,000)
Balance, September 30, 2006	$-

Knox Lease
Cost of lease acquired on February 20, 2006	$55,000
Transfer of lease to vendor as settlement of note payable	(55,000)
Balance at September 30, 2006	$-

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
September 30, 2006
(Unaudited - Expressed in U.S. Dollars)

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

In December 2005, Veneto gave notice to Eskota and Eskota’s customers, to direct any cash payments relating to the Eskota Leases to Veneto directly as a result of non-payment of various payables by Eskota in relation to the Eskota Leases. As a result of this action, all revenues generated from the Eskota Leases were recognized by Veneto, and any expenses and obligations arising from the Eskota Leases after the notice was given, were assumed by Veneto. As a result, Eskota did not recognize revenue or operating expenses from the Eskota Leases during the nine month period ended September 30, 2006.

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

Below is a detailed breakdown of the discontinued operations:

	2006	2005
Revenue	$-	$23,250
Cost of goods sold	-	(37,089)
Gain on disposal of assets	193,764	-
Loss on transfer of Knox Lease	(55,000)	-
	$138,764	$(13,839)

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited - Expressed in U.S. Dollars)

Note 4.	LOANS PAYABLE

The Company has the following loans payable. These amounts are unsecured, bear no interest, with no specific terms of repayment.

	September 30	December 31
	2006	2005
Art brokerage	$664,640	$479,100
Pride of Aspen Associates LLC	311,400	311,400
Mr Allonzo B. Leavell	20,000	20,000
	$996,040	$810,500

Note 5.	RELATED PARTY TRANSACTIONS

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

Management fees of $67,500 are charged to expense in these financial statements for the nine month period ended September 30, 2006 (2005 - $61,250) There are management fees payable of $14,554 at September 30, 2006 (December 31, 2005 - $4,176) that have been included in accounts payable.

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

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited - Expressed in U.S. Dollars)

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

In April 2006, the Company issued 60,000 common shares at a price of $0.01 for $600 in relation to the exercise of stock options. As of September 30, 2006, the Company was still owed this amount and has been recorded as a share subscription receivable.

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

Stock option grants in 2005 and 2006 were to non-employees. Stock option transactions and the number of stock options outstanding are summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Options	Price

Balance, January 1, 2005	-	$-
Granted	1,275,000	0.08
Exercised	(75,000)	0.01
Balance, December 31, 2005	1,200,000	0.08
Granted	60,000	0.01
Exercised	(60,000)	0.01
Balance September 30, 2006	1,200,000	$0.08

Options exercisable, as at September 30, 2006	1,200,000	$0.08
Options exercisable, as at December 31, 2005	1,200,000	$0.08

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
September 30, 2006
(Unaudited - Expressed in U.S. Dollars)

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

The weighted average grant date fair value of stock options granted during the nine month period ended September 30, 2006, was $0.19 per share.

Stock-based compensation

Stock options

Compensation expense for options granted during the period is recognized in accordance with SFAS No. 123(R) which requires all options granted to be measured at fair value. Such compensation is amortized over the contract services period or, if none exists, from the date of grant until the options vest for non-employees. For the periods ended September 30, 2006 and 2005, all options were granted to non-employees and vested on the grant date. For 2005, the Company followed SFAS 123 “Accounting for Stock-Based Compensation” to account for all stock options granted. The fair value of stock options granted during 2006 was estimated at the date of grant using the fair value method prescribed in SFAS 123 used the following weighted average assumptions:

Nine Month Period
Ended September 30,
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

Stock based compensation expense of $11,401 was recognized during the nine-month period ended September 30, 2006 (2005 - $140,438).

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited - Expressed in U.S. Dollars)

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

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited - Expressed in U.S. Dollars)

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

(h) Re-classification of non-cash items on cash flow

Subsequent to the issuance of the September 30, 2005 consolidated financial statements, the Company has corrected an error relating to the disclosure of financing and investing activities in relation to the Veneto Agreement. The investment and resulting note payable of $1,400,000 into the unitized lease were classified as investing and financing activities and should have been disclosed as non-cash items.

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

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited - Expressed in U.S. Dollars)

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

The following represents the Company’s net loss as previously reported and after giving effect to the restatement adjustments for the nine-month period ended September 30, 2005:

September 30,
Net Loss for the nine month period ended	2005

As previously recorded	$(228,635)
Revision of reverse acquisition accounting (a)	56,400
Recognition of management compensation on
share cancellation (c)	(44,720)
Loss on settlement of loan payable (d)	(71,600)
Recognition of additional stock-based compensation (e)	(96,218)
As restated	$(384,773)

The following represents the Company’s net loss as previously reported and after giving effect to the restatement adjustments for the three-month period ended September 30, 2005:

September 30,
Net Loss for the nine month period ended	2005

As previously recorded	$(119,498)
Revision of reverse acquisition accounting (a)	18,800
Loss on settlement of loan payable (d)	(71,600)
Recognition of additional stock-based compensation (e)	(3,680)
As restated	$(175,978)

The following represents the Company’s cash flow as previously reported and after giving effect to the restatement adjustments for the nine month period ended September 30, 2005:

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited - Expressed in U.S. Dollars)

September 30,
2005

Cash used in investing activities
As previously recorded	$(1,819,959)
Re-classification of non-cash items (h)	1,400,000
As restated	$(419,959)

Cash provided by financing activities
As previously recorded	$1,876,200
Re-classification of non-cash items (h)	(1,400,000)
As restated	$476,200

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

General

The following is a discussion and analysis of our plan of operation for the twelve month period ended September 30, 2007, and the factors that could affect our future financial condition and plan of operation. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Subsequent to the issuance of the December 31, 2005 financial statements, management identified various errors in connection with the Company’s 2005 and prior financial statements and determined that restatements were necessary in respect of the following:

The amounts below reflect the adjustments to the 2005 annual financial statements. To see how such adjustments affect the comparative quarterly information for the three and nine months ended September 30, 2005, please refer to the notes to the consolidated interim financial statements.

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

As of September 30, 2006, we had cash of $40 and negative working capital of $1,023,291. To date we have funded our operations primarily with loans from shareholders.

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

RESULTS OF OPERATIONS

Three and Nine Months Summary
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Revenue	$-	$-	$-	$-
Expenses	25,931	87,039	113,554	295,834
Interest expense	-	3,500	1,000)	3,500
Loss on settlement of loan payable	-	71,600	-	71,600
Income (loss) from discontinued
operations	138,764	(13,839)	138,764	13,839
Net Income (Loss)	$112,833	$(175,978)	$4,210	$(384,773)

Revenue

We have had no operating revenues for the three month period ended September 30, 2006 and 2005 and for the nine month period ended September 30, 2006 and 2005. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

The major components of our expenses for the three and nine months ended September 30, 2006 are outlined in the table below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Management Fees and stock based
compensation	$22,500	$71,650	$78,901	$246,408
Professional and Audit Fees	330	4,050	12,156	21,337
Transfer Agent Fees	~~-~~	988	435	1,176
Travel	2,876	8,884	20,764	20,337
Office	225	1,467	1,298	6,576
Total Expenses	$25,931	$87,039	$113,554	$295,834

General and Administrative

The decrease in our general and administrative expenses for the three month period ended September 30, 2006 was primarily due to the reduction of management fees and stock based compensation.

The decrease in our general and administrative expenses for the nine month period ended September 30, 2006 was primarily due to the reduction of management fees and stock based compensation, professional fees and office.

Working Capital

	Three Months Ended September 30, 2006	Year Ended December 31, 2005
Current Assets	$40	$196
Current Liabilities	1,023,331	1,739,098
Working Capital Deficiency	(1,023,291)	(1,738,902)

Cash Flows

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Cash used in Operating Activities	$(130,696)	$(72,410)
Cash used by Investing Activities	(55,000)	(419,959)
Cash provided by Financing Activities	185,540	476,200
Net Decrease in Cash	(156)	(16,169)

As the Company’s activity has declined over the period from 2005 to 2006, so have its cash expenditures. Funding for operating and investing activities was provided by non-interest bearing advances from a lender.

We had cash on hand of $40 and negative working capital of $1,023,291 as of September 30, 2006 compared to cash on hand of $196 and negative working capital of $1,738,902 for the year ended December 31, 2005. We anticipate that we will incur approximately $1,065,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

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

Loans Payable

The Company has the following loans payable. These amounts are unsecured, bear no interest, with no specific terms of repayment.

	September 30,	December 31,
	2006	2005
Art Brokerage	$664,640	$479,100
Pride of Aspen Associates LLC	311,400	311,400
Mr. Alonzo B. Leavell	20,000	20,000
TOTAL	$996,040	$810,500

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

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on our consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

We had cash in the amount of $40 and negative working capital of $1,023,291 as of September 30, 2006. We do not have sufficient funds to continue to evaluate joint venture opportunities and oil and gas development and production prospects in West Texas, North West Texas and Saskatchewan, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to continue to evaluate joint venture opportunities and oil and gas development and production prospects in West Texas and North West Texas and Saskatchewan. Obtaining additional financing is subject to a number of factors, including market prices for minerals and oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

We incurred net income of $112,833 for the three month period ended September 30, 2006 (as a result of our gain on disposal of assets related to our discontinued operations) and a net loss of $175,978 for the three month period ended September 30, 2005. At September 30, 2006, we had an accumulated deficit of $1,587,175 and negative working capital of $1,023,291.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on our consolidated financial. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

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

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-QSB, under the direction of our Chief Executive Officer, we have evaluated our disclosure controls and procedures as of September 30, 2006, our disclosure controls and procedures were ineffective as discussed in greater detail below. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures. Additionally, we are currently inactive as we seek new business opportunities.

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

There were no changes in our internal control over financial reporting during the three -month period ended September 30, 2006 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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