Form 10QSB
period 2007-03-31
MAVERICK MINERALS CORP
filed 2008-05-28
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
Unaudited

	March 31	December 31
	2007	2006

Current Assets
Cash	$17	$29
Prepaid expenses	-	3,186
TOTAL ASSETS	$17	3,215

Current Liabilities
Accounts payable (Note 5)	$74,203	$35,970
Accrued liabilities	44,603	84,480
Loans payable (Note 4)	1,072,040	1,039,040
TOTAL LIABILITIES	1,190,846	1,159,490

Capital Deficit
Capital Stock
Authorized:
100,000,000 common shares at $0.001 par value
Issued and fully paid 27,407,208 (2006 - 27,407,208) common shares
Par value	27,407	27,407
Share subscription receivable	(600)	(600)
Additional paid-in capital	536,204	536,204
Deficit, accumulated during the exploration stage	(1,754,713)	(1,720,159)
Accumulated other comprehensive income	873	873
TOTAL CAPITAL DEFICIT	(1,190,829)	(1,156,275)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$17	$3,215

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
Unaudited

	Cumulative From
	Date of Inception
	(April 21, 2003)	Three months Ended
	to March 31,	March 31
	2007	2007	2006
			Restated - Note 8

General and administration expenses
Audit fees	$142,405	$-	$-
Freight	7,601	-	-
Insurance	186,297	-	-
Accounting, legal, engineering & consulting,
investor relations	177,022	8,853	9,125
Management fees and stock based compensation (Note 5)	666,018	22,500	22,500
Office	55,001	432	858
Telephone and utilities	83,059	-	-
Transfer agent fees	7,075	-	284
Travel	169,193	2,769	8,962
Wages and benefits	86,588	-	-
Gain on disposal of assets	(795,231)	-	-
Loss from operations	(785,028)	(34,554)	(41,729)
Other income (expenses)
Interest expense	(49,357)	-	(10,500)
Loss on settlement of loan payable (Note 6)	(71,600)	-	-
Gain on liabilities write-off	300,973	-	-
Loss from continuing operations	(605,012)	(34,554)	(52,229)
Loss from discontinued operations (Note 3)	(1,149,701)	-	-
Loss for the period	(1,754,713)	(34,554)	(93,958)
Other Comprehensive Income
Foreign currency translation adjustments	873	-	-
Comprehensive Loss	$(1,753,840)	$(34,554)	$(93,958)
Loss per share - basic and diluted		($0.00)	($0.00)
Weighted average shares outstanding		27,407,208	27,347,208

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Unaudited

	Cumulative From
	Date of Inception
	(April 21, 2003)	Three Month Period Ended
	to March 31,	March 31
	2007	2007	2006

Operating Activities
Net loss for the period	$(1,754,713)	$(34,554)	$(52,229)
Adjustments to reconcile net loss for the period
to cash flows used in operating activities
Impairment of investment in oil and gas leases	419,959	-	-
Gain on disposal of assets	(933,995)	-	-
Gain on liabilities write-off	(300,973)	-	-
Stock based compensation	196,559	-	-
Depreciation	277,578	-	-
Shares issued for services	105,000	-	-
Loss on settlement of loan payable	71,600	-	-
Changes in non-cash working capital items
Prepaid expenses	-	3,186	(10,500)
Accounts payable	1,534,562	38,233	(4,935)
Accrued liabilities	44,603	(39,877)	(2,350)
Cash used in operating activities	(339,820)	(33,012)	(70,014)

Investing Activities
Investment in oil and gas leases	(474,959)	-	(55,000)
Purchase of property and equipment	(311,367)	-	-
Cash used in investing activities	(786,326)	-	(55,000)

Financing Activities
Shares issued for cash	53,250	-	-
Proceeds from loans payable	1,072,040	33,000	124,920
Cash provided by financing activities	1,125,290	33,000	124,920

Decrease in Cash during the period	(856)	(12)	(94)
Effect of cumulative currency translation	873	-	-
Cash, beginning of the period	-	29	196
Cash, end of the period	$17	$17	$102

Supplemental Cash Flow information
Interest paid	$56,000	$-	$10,500
Non-cash investing and financing activities:
Impairment in oil and gas leases	419,959	-	-
Investment in oil and gas leases in exchange
for notes payable to Veneto	1,400,000	-	-
Transfer of leases in settlement of notes payable	1,400,000	-	-
Assignment of accounts payable from transfer of leases	193,764	-	-
Settlement of loan payable (Note 6)	53,700	-	-
Forgiveness of related party balances payable (Note 5)	1,027,791	-	-

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Statement of Changes in Capital Deficit
For the Period From date of inception on April 21, 2003 to March 31, 2007
(Expressed in U.S. Dollars)
Unaudited

	Number of	Par Value	Additional	Share	Accumulated	Other	Total
	Common	@$0.001	Paid-in	Subscription	Deficit	Comprehensive	Capital
	Shares	Per Share	Capital	Receivable		Loss	Deficit
Balance, April 21, 2003	100	$-	$-	$-	$-	$-	$-
Adjustment for the issuance of
common stock on recapitalization	37,580,400	37,580	(37,580)	-	-	-	-
	37,580,500	37,580	(37,580)	-	-	-	-
Adjustment to capital deficit of the
Company at the recapitalization date	4,176,026	4,176	(949,065)	-	-	-	(944,889)
	41,756,526	41,756	(986,645)	-	-	-	(944,889)
Shares issued for management services (Note 6)	1,500,000	1,500	103,500	-	-	-	105,000
Currency translation adjustment	-	-	-	-	-	873	873
Net loss for the period	-	-	-	-	(626,985)	-	(626,985)
Balance, December 31, 2003	43,256,526	43,256	(883,145)	-	(626,985)	873	(1,466,001)
Shares issued for cash (Note 6)	10,000,000	10,000	15,000	-	-	-	25,000
Shares subscribed but unissued	-	27,500	-	-	-	-	27,500
Forgiveness of related party balances payable(Note 5)	-	-	1,027,791	-	-	-	1,027,791
Net income for the year	-	-	-	-	71,698	-	71,698
Balance, December 31, 2004	53,256,526	80,756	159,646	-	(555,287)	873	(314,012)
Shares subscribed but unissued	-	(27,500)	-	-	-	-	(27,500)
Shares issued for cash (Note 6)	27,500,000	27,500	-	-	-	-	27,500
Cancellation of shares (Note 6)	(54,379,318)	(54,379)	54,379	-	-	-	-
Compensation expense on share cancellation (Note 6)	-	-	44,720	-	-	-	44,720
Shares issued for loan payable settlement (Note 6)	895,000	895	124,405	-	-	-	125,300
Shares issued for cash (Note 6)	75,000	75	675	-	-	-	750
Stock based compensation	-	-	140,438	-	-	-	140,438
Net loss for the year	-	-	-	-	(1,036,098)	-	(1,036,098)
Balance, December 31, 2005	27,347,208	27,347	524,263	-	(1,591,385)	873	(1,038,902)
Shares issued for cash (Note 6)	60,000	60	540	(600)	-	-	-
Stock based compensation	-	-	11,401	-	-	-	11,401
Net loss for the year	-	-	-	-	(128,774)	-	(128,774)
Balance, December 31, 2006	27,407,208	27,407	536,204	(600)	(1,720,159)	873	(1,156,275)
Net loss for the period	-	-	-	-	(34,554)	-	(34,554)
Balance, March 31, 2007	27,407,208	$27,407	$536,204	$(600)	$(1,754,713)	$873	$(1,190,829)

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in U.S. Dollars)
Unaudited

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

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2007, the Company has negative working capital of $1,190,829 (December 31, 2006 - $1,156,275), and had an accumulated deficit of $1,754,713 at March 31, 2007. The continuation of the Company is dependent upon obtaining a successful new exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $1,065,000 to December 31, 2008 to continue operations. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to continue the development of the Company's explorations activities, and for other working capital purposes.

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

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in U.S. Dollars)
Unaudited

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2006. The Company follows the same accounting policies in the preparation of interim reports.

Results of the operations for the interim periods are not indicative of the annual results.

(a)	New Accounting Pronouncements

Effective January 1, 2007, for US GAAP accounting purposes, the Company has adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and No. 140” (“SFAS 155”). SFAS 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. There in no impact on the Company’s March 31, 2007 quarterly financial statements resulting from the adoption of SFAS 155.

The FASB has issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption, with the cumulative effect adjustment reported as an adjustment to the opening balance of retained earnings. The Company did not have any unrecognized benefits at January 1, 2007. In addition, no adjustments were recognized for uncertain tax benefits during the year. Accordingly, there is no impact on the Company’s March 31, 2007 consolidated financial statements resulting from the adoption of FIN 48.

FIN 48 requires that interest expense and penalties related to unrecognized tax benefits be recognized in the Statement of Loss and Comprehensive Loss. FIN 48 allows recognized interest and penalties to be classified as either income tax expense or another appropriate expense classification. If the Company recognizes interest expense or penalties on future unrecognized tax benefits, they will be classified as income tax expense.

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

In February 2007, FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". FASB 159 is effective for fiscal years beginning after November 15, 2007. FASB 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FASB 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The Company is currently evaluating the impact of the provisions of FASB 159.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in U.S. Dollars)
Unaudited

Note 3.	INVESTMENT IN OIL AND GAS LEASES

The Company had working interests in petroleum and natural gas properties and cost and results of operations were as follows:

S. Neill Unitized Lease
Costs of unitized lease acquired on August 31, 2005	$1,775,000
Development costs during the year ended December 31, 2005	44,959
Impairment write down as at December 31, 2005	(419,959)
Balance at, December 31, 2005	1,400,000
Transfer of unitized lease to vendor as settlement of note payable	(1,400,000)
Balance December 31, 2006 and March 31, 2007	$-

Knox Lease
Cost of lease acquired on February 20, 2006	$55,000
Transfer of lease to vendor as settlement of note payable	(55,000)
Balance at December 31, 2006 and March 31, 2007	$-

An agreement was entered between the Company’s subsidiary, Eskota Energy Corporation (“Eskota”), and Veneto Exploration LLC (“Veneto”) on August 18, 2005 with a closing date of August 31, 2005 whereby Veneto agreed to assign, transfer, convey and set over unto Eskota, all of Veneto’s right, title and interest in and to those oil and gas leases known informally between the parties as the “Eskota Leases”, in exchange for a $1,400,000 note payable. An additional $375,000 cash was paid by the Company for the acquisition of the Eskota Leases.

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

In light of these hard deadlines and the fact that the purchase price was predicated partially on down hole success from the initial re-works, management determined that it was not prudent to proceed with further investment on the property and that settlement discussions should begin with the vendor for a mutual release and return of the property and retirement of the promissory note of $1,400,000 issued by the Company. The effect of the initial failure to increase production from the first two attempts to restore the existing wells was reflected in an asset impairment charge taken by the Company of $419,959 in its December 31, 2005 fiscal year end financial statements. The asset impairment charge was based on the value of the note payable owing to Veneto as of December 31, 2005 which was the underlying liability of the asset. The agreement between Eskota and Veneto allows for the return of the Eskota Leases back to Veneto in the event that Eskota could not meet its obligation on the note payable.

In December 2005, Veneto gave notice to Eskota and Eskota’s customers, to direct any cash payments relating to the Eskota Leases to Veneto directly as a result of non-payment of various

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in U.S. Dollars)
Unaudited

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

Discontinued Operations

In March 2006, management determined to not proceed further with the Eskota Leases and entered negotiations with Veneto to relieve the Company of its obligation under the note payable to Veneto. As a result, revenues, cost of goods sold, and gains and losses associated with the property have been reflected as income (loss) from discontinued operations.

On July 6, 2006, Veneto and Eskota entered into a Mutual Release agreement releasing Eskota of its note payable in the amount of $1,400,000, and in return Eskota assigned and transferred back to Veneto all its right, title and interest in the unitized lease, as well as the rights to the Knox Lease. In addition, Veneto assumed responsibility for all payables owing in relation to the properties, and any future obligations related to the properties. As a result, Eskota recorded a net gain of $138,764 on the assumption of payables by Veneto.

Note 4.	LOANS PAYABLE

The Company has the following loans payable. These amounts are unsecured, bear no interest, with no specific terms of repayment.

	March 31	December 31
	2007	2006
Art brokerage	$740,640	$707,640
Pride of Aspen Associates LLC	311,400	311,400
Mr Allonzo B. Leavell	20,000	20,000
	$1,072,040	$1,039,040

Subsequent to the balance sheet date, the Company has received additional advances from Art Brokerage under similar terms.

Note 5.	RELATED PARTY TRANSACTIONS

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
March 31, 2007
(Expressed in U.S. Dollars)
Unaudited

will expire, unless amended, on May 31, 2007. A new management agreement has not been signed and it has been assumed that the previous management agreement is still in effect until a new agreement has been entered into.

Management fees of $22,500 are charged to expense in these financial statements for the three month period ended March 31, 2007 (2006 - $22,500) There are management fees payable of $37,989 at March 31, 2007 (December 31, 2006 - $24,919) that have been included in accounts payable.

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

In April 2006, the Company issued 60,000 common shares at a price of $0.01 for $600 in relation to the exercise of stock options. As of December 31, 2007, the Company was still owed this amount which has been recorded as a share subscription receivable.

For the three-month period ended March 31 2007, there were no share capital transactions.

Note 7.	STOCK OPTION PLAN

Stock options

The stock option plan of the Company provides for the granting of up to 3,000,000 stock options to key employees, directors and consultants, of common shares of the Company. Under the stock

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in U.S. Dollars)
Unaudited

option plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Board of Directors.

Stock option grants in 2005 and 2006 were to non-employees. Stock option transactions and the number of stock options outstanding are summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Options	Price

Balance, Janaury 1, 2006	1,200,000	$0.08
Granted	60,000	0.01
Exercised	(60,000)	0.01
Forfeited	(1,200,000)	0.08
Balance, December 31, 2006 and March 31, 2007	-	$-

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

Stock based compensation expense of $Nil was recognized during the three-month periods ended March 31, 2007 and 2006 as no options were granted.

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
March 31, 2007
(Expressed in U.S. Dollars)
Unaudited

(b) Additional accounting expense

Subsequent to the issuance of the March 31, 2006 consolidated financial statements, the Company corrected the amount of accounting expense for the three-month period then ended. The Company has now recognized an additional expense of $3,500.

The following represents the Company’s net loss as previously reported and after giving effect to the restatement adjustments for the three month period ended March 31, 2006:

March 31,
2006
Net Loss for the period
As previously recorded	$(67,529)
Revision of reverse acquisition accounting (a)	18,800
Additional accounting expense (b)	(3,500)
As restated	$(52,229)

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

General

The following is a discussion and analysis of our plan of operation for the twelve month period ended March 31, 2008, and the factors that could affect our future financial condition and plan of operation. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

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

Our estimated expenses over the next twelve months are as follows:

Cash Requirements during the Next Twelve Months

($)
General, Administrative and Corporate Expenses	175,000
Consulting and Due Diligence, Texas and Saskatchewan	60,000
Professional Fees	80,000
Joint Venture Programs	750,000
Total	1,065,000

As of March 31, 2007, we had cash of $17 and negative working capital of $1,190,829. To date we have funded our operations primarily with loans from shareholders.

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

RESULTS OF OPERATIONS

Three Month Summary
	Three Months Ended
	March 31,
	2007	2006
Revenue	$-	$-
Expenses	34,554	41,729
Interest expense	-	10,500
Net Loss	$$34,554	$$31,229

Revenue

We had no operating revenues for the three month period ended March 31, 2007 and 2006. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Three Months Ended
	March 31,
	2007	2006
Management Fees and stock based compensation	$22,500	$22,500
Professional Fees	8,853	9,125
Transfer Agent Fees	-	284
Travel	2,769	8,962
Office	432	858
Total Expenses	$34,554	$41,729

General and Administrative

The decrease in our general and administrative expenses for the three month period ended March 31, 2007 was primarily due to the reduction of travel expenses and professional fees.

Working Capital

	Three Months Ended March 31, 2007	Year Ended December 31, 2006
Current Assets	$17	$3,215
Current Liabilities	1,190,846	1,159,490
Working Capital Deficiency	(1,190,829)	(1,156,275)

Cash Flows

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Cash used in Operating Activities	$(33,012)	$(111,743)
Cash used by Investing Activities	-	(55,000)
Cash provided by Financing Activities	33,000	124,920
Net Decrease in Cash	(12)	(41,823)

As the Company’s activity has declined over the period from 2006 to 2007, so have its cash expenditures. Funding for operating and investing activities was provided by non-interest bearing advances from a lender.

We had cash on hand of $17 and negative working capital of $1,190,829 as of March 31, 2007 compared to cash on hand of $29 and negative working capital of $1,156,275 for the year ended December 31, 2006. We anticipate that we will incur approximately $1,065,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

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

Loans Payable

The Company has the following loans payable. These amounts are unsecured, bear no interest, with no specific terms of repayment.

	March 31,	December 31,
	2007	2006
Art Brokerage	$740,640	$707,640
Pride of Aspen Associates LLC	311,400	311,400
Mr. Alonzo B. Leavell	20,000	20,000
TOTAL	$1,072,040	$1,039,040

Going Concern

The audited financial statements accompanying our annual report on Form 10-KSB for the year ended December 31, 2007 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of May 15, 2008, we had cash of $3,759 and we estimate that we will require approximately $1,065,000 to fund our business operations over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

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

We had cash in the amount of $17 and negative working capital of $1,190,829 as of March 31, 2007. We do not have sufficient funds to continue to evaluate joint venture opportunities and oil and gas development and production prospects in West Texas, North West Texas and Saskatchewan, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to continue to evaluate joint venture opportunities and oil and gas development and production prospects in West Texas and North West Texas and Saskatchewan. Obtaining additional financing is subject to a number of factors, including market prices for minerals and oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

We incurred net losses of $34,554 and $93,958 for the three month periods ended March 31, 2007 and 2006, respectively. At March 31, 2007, we had an accumulated deficit of $1,754,713 and negative working capital of $1,643,614.

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

	(iii)	calculation of the loss on settlement of debt; and

	(iv)	determination of impairment of oil and gas leases

As a result of our review of these transactions, the effect on the amended accounting for the adjustments above is discussed in Note 9 to our 2006 audited consolidated financial statements.

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

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-QSB, under the direction of our Chief Executive Officer, we have evaluated our disclosure controls and procedures as of March 31, 2007, our disclosure controls and procedures were ineffective as discussed in greater detail below. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures. Additionally, we are currently inactive as we seek new business opportunities.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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