Form 10QSB
period 2007-09-30
MAVERICK MINERALS CORP
filed 2008-05-28
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
Unaudited
(Expressed in U.S. Dollars)

	September 30	December 31
	2007	2006

Current Assets
Cash	$15	$29
Prepaid expenses	-	3,186
TOTAL ASSETS	$15	$3,215

Current Liabilities
Accounts payable (Note 5)	$112,342	$35,970
Accrued liabilities	4,730	84,480
Loans payable (Note 4)	1,143,540	1,039,040
TOTAL LIABILITIES	1,260,612	1,159,490

Capital Deficit
Capital Stock
Authorized:
100,000,000 common shares at $0.001 par value
Issued and fully paid 27,407,208 (2006 - 27,407,208) common shares
Par value	27,407	27,407
Share subscription receivable	(600)	(600)
Additional paid-in capital	536,204	536,204
Deficit, accumulated during the exploration stage	(1,824,481)	(1,720,159)
Accumulated other comprehensive income	873	873
TOTAL CAPITAL DEFICIT	(1,260,597)	(1,156,275)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$15	$3,215

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
Unaudited
(Expressed in U.S. Dollars)

	Cumulative From
	Date of Inception
	(April 21, 2003)	Three Month Period Ended		Nine Month Period Ended
	to September 30	September 30		September 30
	2007	2007	2006	2007	2006

General and administration expenses
Audit fees	$151,429	$9,024	$(380)	$9,024	$(380)
Freight	7,601	-	-	-	-
Insurance	186,297	-	-	-	-
Accounting, legal, engineering & consulting,
investor relations	186,496	4,410	710	18,327	12,536
Management fees and stock based compensation (Notes 5 and 7)	711,018	22,500	22,500	67,500	78,901
Office	55,501	183	225	932	1,298
Telephone and utilities	83,059	-	-	-	-
Transfer agent fees	7,075	-	-		435
Travel	174,962	1,089	2,876	8,538	20,764
Wages and benefits	86,588	-	-	-	-
Gain on disposal of assets	(795,231)	-	-	-	-
Loss from continuing operations before other income	(854,796)	(37,206)	(25,931)	(104,322)	(113,554)
Other income (expenses)
Interest expense	(49,357)	-	-	-	(21,000)
Loss on settlement of loan payable (Note 6)	(71,600)	-	-	-	-
Gain on liabilities write-off	300,973	-	-	-	-
	(674,780)	-	-	-	(21,000)

Loss from continuing operations	(674,780)	(37,206)	(25,931)	(104,322)	(134,554)

Income (loss) from discontinued operations (Note 3)	(1,149,701)	-	138,764	-	138,764

Income (loss) for the period	(1,824,481)	(37,206)	112,833	(104,322)	4,210
Other Comprehensive Income
Foreign currency translation adjustments	873	-	-	-	-
Comprehensive Income (loss)	$(1,823,608)	$(37,206)	$112,833	$(104,322)	$4,210

Income (loss) per share - basic and diluted		$(0.00)	$0.00	$(0.00)	$0.00
Weighted average shares outstanding		27,407,208	27,347,308	27,407,208	27,347,308

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Unaudited
(Expressed in U.S. Dollars)

	Cumulative From
	Date of Inception
	(April 21, 2003)	Nine month period ended
	to September 30	September 30
	2007	2007	2006

Operating Activities
Net income (loss) for the period	$(1,824,481)	$(104,322)	$4,210
Adjustments to reconcile net loss for the period
to cash flows used in operating activities
Impairment of investment in oil and gas leases	419,959	-	-
Gain on disposal of assets	(933,995)	-	(138,764)
Gain on liabilities write-off	(300,973)	-	-
Stock based compensation	196,559	-	11,401
Depreciation	277,578	-	-
Shares issued for services	105,000	-	-
Loss on settlement of loan payable	71,600	-	-
Changes in non-cash working capital items
Prepaid expenses	-	3,186	-
Accounts payable	1,572,701	76,372	(5,253)
Accrued liabilities	4,730	(79,750)	(2,290)
Cash used in operating activities	(411,322)	(104,514)	(130,696)

Investing Activities
Investment in oil and gas leases	(474,959)	-	(55,000)
Purchase of property and equipment	(311,367)	-	-
Cash used in investing activities	(786,326)	-	(55,000)

Financing Activities
Shares issued for cash	53,250	-	-
Proceeds from loans payable	1,143,540	104,500	185,540
Cash provided by financing activities	1,196,790	104,500	185,540

Decrease in Cash during the period	(858)	(14)	(156)
Effect of cumulative currency translation	873
Cash, beginning of the period	-	29	196
Cash, end of the period	$15	$15	$40

Supplemental Cash Flow information
Interest paid	$56,000	$-	$21,000
Non-cash investing and financing activities:
Impairment in oil and gas leases	419,959	-	-
Investment in oil and gas leases in exchange
for notes payable to Veneto	1,400,000	-	-
Transfer of leases in settlement of notes payable	1,400,000	-	1,400,000
Assignment of accounts payable from transfer of leases	193,764	-	193,764
Settlement of loan payable (Note 6)	53,700	-	-
Forgiveness of related party balances payable (Note 5)	1,027,791	-	-

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Statement of Changes in Capital Deficit
For the Period From date of inception on April 21, 2003 to September 30, 2007
(Expressed in U.S. Dollars)
Unaudited

	Number of	Par Value	Additional	Share	Accumulated	Other	Total
	Common	@$0.001	Paid-in	Subscription	Deficit	Comprehensive	Capital
	Shares	Per Share	Capital	Receivable		Loss	Deficit
Balance, April 21, 2003	100	$-	$-	$-	$-	$-	$-
Adjustment for the issuance of
common stock on recapitalization	37,580,400	37,580	(37,580)	-	-	-	-
	37,580,500	37,580	(37,580)	-	-	-	-
Adjustment to capital deficit of the
Company at the recapitalization date	4,176,026	4,176	(949,065)	-	-	-	(944,889)
	41,756,526	41,756	(986,645)	-	-	-	(944,889)
Shares issued for management services (Note 6)	1,500,000	1,500	103,500	-	-	-	105,000
Currency translation adjustment	-	-	-	-	-	873	873
Net loss for the period	-	-	-	-	(626,985)	-	(626,985)
Balance, December 31, 2003	43,256,526	43,256	(883,145)	-	(626,985)	873	(1,466,001)
Shares issued for cash (Note 6)	10,000,000	10,000	15,000	-	-	-	25,000
Shares subscribed but unissued	-	27,500	-	-	-	-	27,500
Forgiveness of related party balances payable	-	-	1,027,791	-	-	-	1,027,791
Net income for the year	-	-	-	-	71,698	-	71,698
Balance, December 31, 2004	53,256,526	80,756	159,646	-	(555,287)	873	(314,012)
Shares subscribed but unissued	-	(27,500)	-	-	-	-	(27,500)
Shares issued for cash (Note 6)	27,500,000	27,500	-	-	-	-	27,500
Cancellation of shares (Note 6)	(54,379,318)	(54,379)	54,379	-	-	-	-
Compensation expense on share cancellation (Note 6)	-	-	44,720	-	-	-	44,720
Shares issued for loan payable settlement (Note 6)	895,000	895	124,405	-	-	-	125,300
Shares issued for cash (Note 6)	75,000	75	675	-	-	-	750
Stock based compensation	-	-	140,438	-	-	-	140,438
Net loss for the year	-	-	-	-	(1,036,098)	-	(1,036,098)
Balance, December 31, 2005	27,347,208	27,347	524,263	-	(1,591,385)	873	(1,038,902)
Shares issued for cash (Note 6)	60,000	60	540	(600)	-	-	-
Stock based compensation (Note 7)	-	-	11,401	-	-	-	11,401
Net loss for the year	-	-	-	-	(128,774)	-	(128,774)
Balance, December 31, 2006	27,407,208	27,407	536,204	(600)	(1,720,159)	873	(1,156,275)
Net loss for the period	-	-	-	-	(104,322)	-	(104,322)
Balance, September 30, 2007	27,407,208	$27,407	$536,204	$(600)	$(1,824,481)	$873	$(1,260,597)

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007
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

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2007, the Company has negative working capital of $1,260,597 (December 31, 2006 - $1,156,275), and has an accumulated deficit of $1,824,481 at September 30, 2007. The continuation of the Company is dependent upon obtaining a successful new exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $1,065,000 to December 31, 2008 to continue operations. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to continue the development of the Company's explorations activities, and for other working capital purposes.

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
September 30, 2007
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

Effective January 1, 2007, for US GAAP accounting purposes, the Company has adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and No. 140” (“SFAS 155”). SFAS 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. There in no impact on the Company’s September 30, 2007 quarterly financial statements resulting from the adoption of SFAS 155.

The FASB has issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption, with the cumulative effect adjustment reported as an adjustment to the opening balance of retained earnings. The Company did not have any unrecognized benefits at January 1, 2007. In addition, no adjustments were recognized for uncertain tax benefits during the year. Accordingly, there is no impact on the Company’s September 30, 2007 consolidated financial statements resulting from the adoption of FIN 48.

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

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007
(Expressed in U.S. Dollars)
Unaudited

Note 3.	INVESTMENT IN OIL AND GAS LEASES

The Company had working interests in petroleum and natural gas properties and cost and results of operations were as follows:

S. Neill Unitized Lease
Costs of unitized lease acquired on August 31, 2005	$1,775,000
Development costs during the year ended December 31, 2005	44,959
Impairment write down as at December 31, 2005	(419,959)
Balance, December 31, 2005	1,400,000
Transfer of unitized lease to vendor as settlement of note payable	(1,400,000)
Balance, December 31, 2006 and September 30, 2007	$-

Knox Lease
Cost of lease acquired on February 20, 2006	$55,000
Transfer of lease to vendor as settlement of note payable	(55,000)
Balance, December 31, 2006 and September 30, 2007	$-

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
September 30, 2007
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

On July 6, 2006, Veneto and Eskota entered into a Mutual Release agreement releasing Eskota of its note payable in the amount of $1,400,000, and in return Eskota assigned and transferred back to Veneto all its right, title and interest in the unitized lease, as well as the rights to the Knox Lease. In addition, Veneto assumed responsibility for all payables owing in relation to the properties, and any future obligations related to the properties. As a result, Eskota recorded a net gain of $138,764 on the assumption of payables by Veneto, and this has been reflected as income from discontinued operations.

Below is a detailed breakdown of the discontinued operations:

	September 30,	September 30,
	2007	2006
Revenue	$-	$-
Gain on disposal of assets	-	193,764
Loss on transfer of Knox Lease	-	(55,000)
	$-	$138,764

Note 4.	LOANS PAYABLE

The Company has the following loans payable. These amounts are unsecured, bear no interest, with no specific terms of repayment.

	September 30,	December 31,
	2007	2006
Art Brokerage	$812,140	$707,640
Pride of Aspen Associates LLC	311,400	311,400
Mr. Alonzo B. Leavell	20,000	20,000
	$1,143,540	$1,039,040

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007
(Expressed in U.S. Dollars)
Unaudited

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

Management fees of $67,500 are charged to expense in these financial statements for the nine month period ended September 30, 2007 (2006 - $56,401) There are management fees payable of $62,255 at September 30, 2007 (December 31, 2006 - $24,919) that have been included in accounts payable.

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
September 30, 2007
(Expressed in U.S. Dollars)
Unaudited

In April 2006, the Company issued 60,000 common shares at a price of $0.01 for $600 in relation to the exercise of stock options. As of December 31, 2007, the Company was still owed this amount which has been recorded as a share subscription receivable.

For the nine-month period ended September 30, 2007, there were no share capital transactions.

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

Stock option grants in 2005 and 2006 were to non-employees. Stock option transactions and the number of stock options outstanding are summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Options	Price

Balance, Janaury 1, 2006	1,200,000	$0.08
Granted	60,000	0.01
Exercised	(60,000)	0.01
Forfeited	(1,200,000)	0.08
Balance, December 31, 2006 and September 30, 2007	-	$0.08

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

September 30,
2006

Risk-free interest rate	4.96%
Expected term of options	0.01 years
Expected volatility of the Company’s common shares	256%
Dividend	-%

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2007
(Expressed in U.S. Dollars)
Unaudited

Expected volatilities are based on historical volatility of the Company’s common stock using available data and other factors. The Company uses historical data to estimate option exercise, forfeiture and employees termination within the valuation model. For non-employees, the expected term of the options approximates the full term of the options.

Stock based compensation expense of $Nil was recognized during the three-month periods ended September 30, 2007 (2006 - $11,401).

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

General

The following is a discussion and analysis of our plan of operation for the twelve month period ended September 30, 2008, and the factors that could affect our future financial condition and plan of operation. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

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

As of September 30, 2007, we had cash of $15 and negative working capital of $1,260,597. To date we have funded our operations primarily with loans from shareholders.

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

RESULTS OF OPERATIONS

Three and Nine Months Summary
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$-	$-	$-	$-
Expenses	37,206	25,931	104,322	113,554
Interest expense	-	-	-	21,000
Income (loss) from discontinued
operations	-	138,764	-	138,764
Net Income (Loss)	$(37,206)	$112,833	$(104,322)	$4,210

Revenue

We have had no operating revenues for the three month period ended September 30, 2007 and 2006 and for the nine month period ended September 30, 2007 and 2006. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

The major components of our expenses for the three and nine months ended September 30, 2007 are outlined in the table below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Management Fees and stock
based compensation	22,500	22,500	67,500	78,901
Professional and Audit Fees	13,434	330	27,351	12,156
Transfer Agent Fees	-	-	-	435
Travel	1,089	2,876	8,538	20,764
Office	183	225	932	1,298
Total Expenses	$37,206	$25,931	$104,322	$113,554

General and Administrative

The increase in our general and administrative expenses for the three month period ended September 30, 2007 was primarily due to the increase of professional fees and audit fees.

The decrease in our general and administrative expenses for the nine month period ended September 30, 2007 was primarily due to the reduction of management fees and stock based compensation, travel and office expenses.

Working Capital

	Three Months Ended September 30, 2007	Year Ended December 31, 2006
Current Assets	$15	$3,215
Current Liabilities	1,260,612	1,159,490
Working Capital Deficiency	(1,260,597)	(1,156,275)

Cash Flows

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Cash used in Operating Activities	$(104,514)	$(130,696)
Cash used by Investing Activities	-	(55,000)
Cash provided by Financing Activities	104,500	185,540
Net Decrease in Cash	(14)	(156)

As the Company’s activity has declined over the period from 2006 to 2007, so have its cash expenditures. Funding for operating and investing activities was provided by non-interest bearing advances from a lender.

We had cash on hand of $15 and negative working capital of $1,260,597 as of September 30, 2007 compared to cash on hand of $29 and negative working capital of $1,156,275 for the year ended December 31, 2006. We anticipate that we will incur approximately $1,065,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

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

Loans Payable

The Company has the following loans payable. These amounts are unsecured, bear no interest, with no specific terms of repayment.

	September 30	December 31
	2007	2006
Art Brokerage	$812,140	$707,640
Pride of Aspen Associates LLC	311,400	311,400
Mr. Alonzo B. Leavell	20,000	20,000
TOTAL	$1,143,540	$1,039,040

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

We had cash in the amount of $15 and negative working capital of $1,260,597 as of September 30, 2007. We do not have sufficient funds to continue to evaluate joint venture opportunities and oil and gas development and production prospects in West Texas, North West Texas and Saskatchewan, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to continue to evaluate joint venture opportunities and oil and gas development and production prospects in West Texas and North West Texas and Saskatchewan. Obtaining additional financing is subject to a number of factors, including market prices for minerals and oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

We incurred a net loss of $37,206 for the three month period ended September 30, 2007 and a net income of $112,833 for the three month period ended September 30, 2006. At September 30, 2007, we had an accumulated deficit of $1,824,281 and negative working capital of $1,260,599.

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

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-QSB, under the direction of our Chief Executive Officer, we have evaluated our disclosure controls and procedures as of September 30, 2007, our disclosure controls and procedures were ineffective as discussed in greater detail below. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures. Additionally, we are currently inactive as we seek new business opportunities.

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

There were no changes in our internal control over financial reporting during the three month period ended September 30, 2007 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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