Form 10KSB
period 2007-12-31
MAVERICK MINERALS CORP
filed 2008-05-28
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $165,779.40, based on a price of $0.03 per share, being the average of bid and ask prices on December 31, 2007 as quoted on the Pink Sheets LLC

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.

27,407,208 common shares issued and outstanding as of May 2, 2008

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

We had cash in the amount of $96 and a working capital deficit of $1,348,685 as of December 31, 2007. We do not have sufficient funds to continue to evaluate joint venture opportunities and oil and gas development and production prospects in West Texas, North West Texas and Saskatchewan, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to continue to evaluate joint venture opportunities and oil and gas development and production prospects in West Texas and North West Texas and Saskatchewan. Obtaining additional financing is subject to a number of factors, including market prices for minerals and oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

We incurred a net losses of $192,410 and $128,774 for the years ended December 31, 2007 and 2006, respectively. At December 31, 2007, we had an accumulated deficit of $1,912,569 and a working capital deficit of $1,348,685.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on our consolidated financial statements for the year ended December 31, 2007. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

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

Because our sole executive officer does not have formal training specific to mineral and oil and gas exploration, there is a higher risk our business will fail.

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

Our executive officer has other business interests, and as a result, he may not be willing or able to devote a sufficient amount of time to our business operations, thereby limiting the success of our company.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the vote of the holders of our company’s securities during the year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

Our common shares are issued in registered form. Pacific Stock Transfer Company, of 500 E. Warm Springs Road, Ste. 240, Las Vegas, NV 89119 (telephone: 702.361.3033; facsimile 702.433.1979) is the registrar and transfer agent for our common shares. As of May 2, 2008, we have 133 registered stockholders and 27,407,208 shares issued and outstanding.

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

The following table provides a summary of the number of stock options granted under the qualifying and non-qualifying stock option plans, the weighted average exercise price and the number of stock options remaining available for issuance under the qualifying and non-qualifying stock option plans, all as at December 31, 2007:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans not approved by security holders	Nil	N/A	2,865,000

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2007.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following is a discussion and analysis of our plan of operation for the next twelve months ended December 31, 2008, and the factors that could affect our future financial condition and plan of operation. This discussion and analysis should be read in conjunction with our consolidated audited financial statements and the notes thereto included elsewhere in this annual report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

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

Our estimated expenses over the next twelve months are as follows:

Cash Requirements during the Next Twelve Months

($)
General, Administrative and Corporate Expenses	175,000
Consulting and Due Diligence, Texas and Saskatchewan	60,000
Professional Fees	80,000
Joint Venture Programs	750,000
Total	$1,065,000

To date we have funded our operations primarily with loans from shareholders. We have received a verbal commitment from existing creditor shareholders to, under certain circumstances, forgive a portion of existing debt and or convert part or all of existing debt to shares in the company at or above determined market value. Any advance in the oil and gas development strategy set-out herein will require additional funds. These funds may be raised through equity financing, debt financing or other sources which may result in further dilution of the shareholders percentage ownership in the company. See “Future Financing”, below.

RESULTS OF OPERATIONS

Our operating results for the years ended December 31, 2006 and 2007 are summarized as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	From Inception (April 21, 2003) to December 31, 2007
Revenue	-	-	-
Expenses	$192,410	$246,538	$942,884
Other Expenses (Income)	-	$21,000	$(180,016)
Loss (Income) from Discontinued Operations	-	$(138,764)	$1,149,701
Net Loss	$192,410	$128,774	$1,912,569

Revenues

We have had no operating revenues for the years ended December 31, 2007 and 2006. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended December 31,
			Percentage
	2007	2006	Increase /
			(Decrease)
Audit Fees	$64,616	$99,620	(35.1%	)
Accounting, legal, engineering & consulting, investor relations	24,157	20,388	18.5%
Management fees and stock based compensation	90,000	101,401	(11.2%	)
Office	1,365	1,516	(9.96%	)
Transfer agent fees	375	515	(27.2%	)
Travel	11,898	23,098	(48.5%	)
Total Expenses	$192,410	$246,538	(21.2%	)

General and Administrative

The decrease in our general and administrative expenses for the year ended December 31, 2007 was primarily due to: (i) the reduction of stock-based compensation from 2006 to 2007 due to there being no significant stock options granted in 2006; and (ii) the reduction of audit fees relating to the preparation of our periodic reports under the Securities Exchange Act of 1934 and a reduction in travel expenses and management fees.

Working Capital

	Year Ended December 31, 2007	Year Ended December 31, 2006
Current Assets	$96	$3,215
Current Liabilities	1,348,781	1,159,490
Working Capital Deficiency	(1,348,685)	(1,156,275)

Cash Flows

	Year Ended December 31, 2007	Year Ended December 31, 2006
Cash used in Operating Activities	$(128,933)	$(173,707)
Cash provided by Investing Activities	-	(55,000)
Cash provided by Financing Activities	129,000	228,540)
Net Decrease in Cash	67	(167)

As the Company’s activity has declined over the period from 2006 to 2007, so have its cash expenditures. Funding for operating and investing activities was provided by non-interest bearing advances from a lender.

We had cash on hand of $96 and negative working capital of $1,348,685 as of December 31, 2007 compared to cash on hand of $29 and negative working capital of $1,156,275 for the year ended December

31, 2006. We anticipate that we will incur approximately $1,065,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

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

Loans Payable

The Company has the following loans payable. These amounts are unsecured, bear no interest, with no specific terms of repayment.

	December 31, 2007	December 31, 2008
Art Brokerage	$836,640	$707,640
Pride of Aspen Associates LLC	311,400	311,400
Mr. Alonzo B. Leavell	20,000	20,000
TOTAL	$1,168,040	$1,039,040

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of May 15, 2008, we had cash of $3,758.50 and we estimate that we will require approximately $1,065,000 to fund our business operations over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on the December 31, 2007 and 2006 consolidated financial statements which are included with this annual report. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

As of May 15, 2008, we had cash of $3,758.50 and we estimate that we will require approximately $1,065,000 to fund our business operations over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders.

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

New Accounting Pronouncements

Effective March 1, 2007, for US GAAP accounting purposes, the Company has adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and No. 140” (“SFAS 155”). SFAS 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. There in no impact on the Company’s December 31, 2007 consolidated financial statements resulting from the adoption of SFAS 155.

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

In December, 2007 FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“FASB 141R”). FASB 141R changes the accounting for the acquisition of a business in fiscal years beginning after December 15, 2008. When effective, FASB 141R will replace existing FASB 141 in its entirety. FASB 141R will apply to a broad range of transactions, provides for new measurement and recognition requirements and provides new disclosure requirements for certain elements of an acquisition. FASB 141R will apply prospectively to business combinations with an acquisition date on or after the first annual reporting period beginning after December 15, 2008. Both early adoption and retroactive application are prohibited. The Company is currently evaluating the impact of the provisions of FASB 141R.

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

In December 2007, FASB issued FASB statement No. 160 “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No.51”. This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary. The guidance is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the provisions of FASB 160.

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
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Maverick Minerals Corporation (an Exploration Stage Company) as of December 31, 2007 and 2006 and the consolidated statements of operations and comprehensive loss, cash flows and changes in capital deficit for the years then ended and the period from inception (April 21, 2003) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Maverick Minerals Corporation as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and for the period from inception (April 21, 2003) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had an accumulated deficit of $1,912,569 and negative working capital of $1,348,685 at December 31, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada
May 8, 2008

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
	December 31	December 31
	2007	2006

Current Assets
Cash	$96	$29
Prepaid expenses	-	3,186
TOTAL ASSETS	$96	$3,215

Current Liabilities
Accounts payable (Note 5)	$130,741	$35,970
Accrued liabilities	50,000	84,480
Loans payable (Note 4)	1,168,040	1,039,040

TOTAL LIABILITIES	1,348,781	1,159,490

Capital Deficit
Capital Stock
Authorized:
100,000,000 common shares at $0.001 par value
Issued and fully paid 27,407,208 (2006 - 27,407,208) common shares
Par value	27,407	27,407
Share subscription receivable (Note 6)	(600)	(600)
Additional paid-in capital	536,204	536,204
Deficit, accumulated during the exploration stage	(1,912,569)	(1,720,159)
Accumulated other comprehensive income	873	873
TOTAL CAPITAL DEFICIT	(1,348,685)	(1,156,275)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$96	$3,215

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. Dollars)
	Cumulative From
	Date of Inception
	(April 21, 2003)	Year Ended
	to December 31	December 31
	2007	2007	2006

General and administration expenses
Audit fees	$207,021	$64,616	$99,620
Freight	7,601	-	-
Insurance	186,297	-	-
Accounting, legal, engineering & consulting,
investor relations	192,326	24,157	20,388
Management fees and stock based compensation (Notes 5 and 7)	733,518	90,000	101,401
Office	55,934	1,365	1,516
Telephone and utilities	83,059	-	-
Transfer agent fees	7,450	375	515
Travel	178,322	11,898	23,098
Wages and benefits	86,588	-	-
Gain on disposal of assets	(795,231)	-	-
Total general and adminstration expenses	942,884	192,410	246,538

Other income (expenses)
Interest expense	(49,357)	-	(21,000)
Loss on settlement of loan payable (Note 6)	(71,600)	-	-
Gain on liabilities write-off	300,973	-	-
	180,016	-	(21,000)

Loss from continuing operations	(762,868)	(192,410)	(267,538)

Income from discontinued operations (Note 3)	(1,149,701)	-	138,764

Loss for the period	(1,912,569)	(192,410)	(128,774)
Other Comprehensive Income
Foreign currency translation adjustments	873	-	-
Comprehensive Loss	$(1,911,696)	$(192,410)	$(128,774)
Loss per share - basic and diluted
Continuing operations		($0.01)	($0.01)
Discontinued operations		-	$0.01
		($0.01)	$0.00
Weighted average shares outstanding-basic and diluted		27,407,208	27,389,126

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION

(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
	Cumulative From
	Date of Inception
	(April 21, 2003)	Year Ended
	to December 31	December 31
	2007	2007	2006

Operating Activities
Net loss for the period	$(1,912,569)	$(192,410)	$(128,774)
Adjustments to reconcile net loss for the period
to cash used in operating activities
Impairment of investment in oil and gas leases	419,959	-	-
Gain on disposal of assets	(933,995)	-	(138,764)
Gain on liabilities write-off	(300,973)	-	-
Stock based compensation	196,559	-	11,401
Depreciation	277,578	-	-
Shares issued for services	105,000	-	-
Loss on settlement of loan payable	71,600	-	-
Changes in non-cash working capital items
Prepaid expenses	-	3,186	(3,186)
Accounts payable	1,591,100	94,771	11,136
Accrued liabilities	50,000	(34,480)	74,480
Cash used in operating activities	(435,741)	(128,933)	(173,707)

Investing Activities
Investment in oil and gas leases	(474,959)	-	(55,000)
Purchase of property and equipment	(311,367)	-	-
Cash used in investing activities	(786,326)	-	(55,000)

Financing Activities
Shares issued for cash	53,250	-	-
Proceeds from loans payable	1,168,040	129,000	228,540
Cash provided by financing activities	1,221,290	129,000	228,540

Decrease in Cash during the period	(777)	67	(167)
Effect of cumulative currency translation	873	-	-
Cash, beginning of the period	-	29	196
Cash, end of the period	$96	$96	$29

Supplemental Cash Flow information
Interest paid	$56,000	$-	$21,000
Non-cash investing and financing activities:
Impairment in oil and gas leases	419,959	-	-
Investment in oil and gas leases in exchange
for notes payable to Veneto	1,400,000	-	-
Transfer of leases in settlement of notes payable	1,400,000	-	1,400,000
Assignment of accounts payable from transfer of leases	193,764	-	193,764
Settlement of loan payable	53,700	-	-
Forgiveness of related party balances payable (Note 5)	1,027,791	-	-

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Statement of Changes in Capital Deficit
For the Period From date of inception on April 21, 2003 to December 31, 2007
(Expressed in U.S. Dollars)

	Number of	Par Value	Additional	Share	Accumulated	Other	Total
	Common	@$0.001	Paid-in	Subscription	Deficit	Comprehensive	Capital
	Shares	Per Share	Capital	Receivable		Loss	Deficit
Balance, April 21, 2003	100	$-	$-	$-	$-	$-	$-
Adjustment for the issuance of
common stock on recapitalization	37,580,400	37,580	(37,580)	-	-	-	-
	37,580,500	37,580	(37,580)	-	-	-	-
Adjustment to capital deficit of the
Company at the recapitalization date	4,176,026	4,176	(949,065)	-	-	-	(944,889)
	41,756,526	41,756	(986,645)	-	-	-	(944,889)
Shares issued for management services (Note 6)	1,500,000	1,500	103,500	-	-	-	105,000
Currency translation adjustment	-	-	-	-	-	873	873
Net loss for the period	-	-	-	-	(626,985)	-	(626,985)
Balance, December 31, 2003	43,256,526	43,256	(883,145)	-	(626,985)	873	(1,466,001)
Shares issued for cash (Note 6)	10,000,000	10,000	15,000	-	-	-	25,000
Shares subscribed but unissued	-	27,500	-	-	-	-	27,500
Forgiveness of related party balances payable (Note 5)	-	-	1,027,791	-	-	-	1,027,791
Net income for the year	-	-	-	-	71,698	-	71,698
Balance, December 31, 2004	53,256,526	80,756	159,646	-	(555,287)	873	(314,012)
Shares subscribed but unissued	-	(27,500)	-	-	-	-	(27,500)
Shares issued for cash (Note 6)	27,500,000	27,500	-	-	-	-	27,500
Cancellation of shares (Note 6)	(54,379,318)	(54,379)	54,379	-	-	-	-
Compensation expense on share cancellation (Note 6)	-	-	44,720	-	-	-	44,720
Shares issued for loan payable settlement (Note 6)	895,000	895	124,405	-	-	-	125,300
Shares issued for cash (Note 6)	75,000	75	675	-	-	-	750
Stock based compensation	-	-	140,438	-	-	-	140,438
Net loss for the year	-	-	-	-	(1,036,098)	-	(1,036,098)
Balance, December 31, 2005	27,347,208	27,347	524,263	-	(1,591,385)	873	(1,038,902)
Shares issued for cash (Note 6)	60,000	60	540	(600)	-	-	-
Stock based compensation (Note 7)	-	-	11,401	-	-	-	11,401
Net loss for the year	-	-	-	-	(128,774)	-	(128,774)
Balance, December 31, 2006	27,407,208	27,407	536,204	(600)	(1,720,159)	873	(1,156,275)
Net loss for the year	-	-	-	-	(192,410)	-	(192,410)
Balance, December 31, 2007	27,407,208	$27,407	$536,204	$(600)	$(1,912,569)	$873	$(1,348,685)

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
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

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2007, the Company has negative working capital of $1,348,685 (December 31, 2006 - $1,156,275), and has an accumulated deficit of $1,912,569 at December 31, 2007. The continuation of the Company is dependent upon obtaining a successful new exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $1,065,000 over the twelve months ended December 31, 2008 to continue operations. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to continue the development of the Company's explorations activities, and for other working capital purposes.

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

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Expressed in U.S. Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of the Company and its wholly-owned subsidiary, Eskota Energy Corporation. All intercompany transactions and balances have been eliminated on consolidation.

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

The fair value of the Company’s financial instruments, which consist of cash, accounts payable, accrued liabilities and loans payable approximate their carrying values due to their short term or demand nature.

(e)	Revenue Recognition

Revenues on sales of oil and natural gas are recognized when the products are delivered, title has transferred to the customer, and is deemed collectible.

(f)	Property and Equipment

The Company depreciates its property and equipment at 20% per annum on a straight-line basis. The Company has disposed of all property and equipment as of December 31, 2006.

(g)	Impairment of Long-Lived Assets

Long-lived assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and their eventual disposition is less than their carrying amount. Impairment, if any, is assessed using discounted cash flows. Estimates of undiscounted future cash flows used for conducting impairment tests are subject to significant judgment decisions based on assumptions of highly uncertain future factors such as, crude oil prices, production quantities, estimates of recoverable reserves, and production and transportation costs. No impairment writedowns were determined necessary at December 31, 2007 or 2006.

(h)	Stock-Based Compensation

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Expressed in U.S. Dollars)

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

Stock options granted to non-employees were previously accounted for under SFAS No. 123 “Accounting for Stock-Based Compensation” and were measured at the fair value of the options as determined by an option pricing model on the measurement date and recognized as the related services are provided and the options earned. Compensation expense for unvested options to non-employees is revalued at each period end and is being amortized over the vesting period of the options.

Compensation expense is recognized immediately for past services and pro-rata for future services over the option vesting period. During 2007 the Company recognized NIL (2006 - $11,401) stock-based compensation in the Statement of Operations and Comprehensive Loss in respect of options granted to non-employees. There were no stock options granted to employees since inception, hence, the adoption of SFAS 123R did not have a significant impact upon the Company’s financial statements.

(i)	Earnings (Loss) Per Share

The Company uses the “Treasury Stock Method” to calculate earnings (loss) per common share. Under this method basic earnings (loss) per share is based on the weighted average aggregate number of common shares outstanding during each period. The diluted earnings per share assumes that the outstanding stock options had been exercised at the beginning of the period.

For the years ended December 31, 2007 and 2006, there were no common equivalent shares.

(j)	Oil and Gas Properties

The Company adopted full-cost accounting for oil and gas production which is contained in Rule 4- 10 of Regulation S-X of the SEC. Full-cost accounting considers all costs of unsuccessful and successful property acquisition and exploration activities as a cost of discovering reserves. Thus, all costs are considered an integral part of the acquisition, discovery, and development of oil and / or gas reserves; and costs that cannot be directly related to the discovery of specific reserves are capitalized.

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

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Expressed in U.S. Dollars)

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

Effective March 1, 2007, for US GAAP accounting purposes, the Company has adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and No. 140” (“SFAS 155”). SFAS 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. There in no impact on the Company’s December 31, 2007 consolidated financial statements resulting from the adoption of SFAS 155.

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

In December, 2007 FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“FASB 141R”). FASB 141R changes the accounting for the acquisition of a business in fiscal years beginning after December 15, 2008. When effective, FASB 141R will replace existing FASB 141 in its entirety. FASB 141R will apply to a broad range of transactions, provides for new measurement and recognition requirements and provides new disclosure requirements for certain elements of an acquisition. FASB 141R will apply prospectively to business combinations with an

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Expressed in U.S. Dollars)

acquisition date on or after the first annual reporting period beginning after December 15, 2008. Both early adoption and retroactive application are prohibited. The Company is currently evaluating the impact of the provisions of FASB 141R.

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

In December 2007, FASB issued FASB statement No. 160 “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No.51”. This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary. The guidance is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the provisions of FASB 160.

Note 3.	INVESTMENT IN OIL AND GAS LEASES

The Company had working interests in petroleum and natural gas properties and cost and results of operations were as follows:

S. Neill Unitized Lease
Costs of unitized lease acquired on August 31, 2005	$1,775,000
Development costs during the year ended December 31, 2005	44,959
Impairment write down as at December 31, 2005	(419,959)
Balance, December 31, 2005	1,400,000
Transfer of unitized lease to vendor as settlement of note payable	(1,400,000)
Balance, December 31, 2006 and 2007	$-

Knox Lease
Cost of lease acquired on February 20, 2006	$55,000
Transfer of lease to vendor as settlement of note payable	(55,000)
Balance at December 31, 2006 and 2007	$-

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

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Expressed in U.S. Dollars)

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

In light of these hard deadlines and the fact that the purchase price was predicated partially on down hole success from the initial re-works, management determined that it was not prudent to proceed with further investment on the property and that settlement discussions should begin with the vendor for a mutual release and return of the property and retirement of the promissory note of $1,400,000 issued by the Company. The effect of the initial failure to increase production from the first two attempts to restore the existing wells was reflected in an asset impairment charge taken by the Company of $419,959 on its fiscal year end financial statement dated December 31, 2005. The asset impairment charge was based on the value of the note payable owing to Veneto as of December 31, 2005 which is the underlying liability of the asset. The agreement between Eskota and Veneto allows for the return of the Eskota Leases back to Veneto in the event that Eskota cannot meet its obligation on the note payable.

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

Below is a detailed breakdown of the discontinued operations:

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Expressed in U.S. Dollars)

	For the year	For the year
	ended	ended
	December 31,	December 31,
	2007	2006
Revenue	$-	$-
Gain on disposal of assets	-	193,764
Loss on transfer of Knox Lease	-	(55,000)
	$-	$138,764

Note 4.	LOANS PAYABLE

The Company has the following loans payable. These amounts are unsecured, bear no interest, with no specific terms of repayment.

	December 31,	December 31,
	2007	2006
Art Brokerage	$836,640	$707,640
Pride of Aspen Associates LLC	311,400	311,400
Mr. Alonzo B. Leavell	20,000	20,000
	$1,168,040	$1,039,040

Note 5.	RELATED PARTY TRANSACTIONS

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

On June 5, 2005, the Company entered into a management agreement with its chief executive officer (“CEO”). The agreement was for a term of two years with an annual fee of $90,000 and expired on May 31, 2007. A new management agreement has not been signed and it has been assumed that the previous management agreement is still in effect until a new agreement has been entered into.

Management fees of $90,000 are charged to expense in these financial statements for the year ended December 31, 2007 (2006 - $90,000) There are management fees payable of $70,813 at December 31, 2007 (December 31, 2006 - $24,919) that have been included in accounts payable.

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

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Expressed in U.S. Dollars)

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

In 2007, there were no share capital transactions

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

Stock option grants in 2005 and 2006 were to non-employees. Stock option transactions and the number of stock options outstanding are summarized as follows:

		Weighted
		Average
	Number	Exercise
	of Options	Price

Balance, January 1, 2006	1,200,000	0.08
Granted	60,000	0.01
Exercised	(60,000)	0.01
Balance December 31, 2006 and 2007	-	$0.08

In April 2006, options to purchase 60,000 common shares were granted to consultants, and vested immediately upon grant. These options were granted with the understanding that they were to be exercised immediately. The options were subsequently exercised at an exercise price of $0.01 for proceeds of $600.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Expressed in U.S. Dollars)

Stock-based compensation

Stock options

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

Year Ended
December 31, 2006

Risk-free interest rate	4.96%
Expected term of options	.01 years
Expected volatility of the Company’s common shares	256%
Dividend	-%

Expected volatilities are based on historical volatility of the Company’s common stock using available data and other factors. The Company uses historical data to estimate option exercise, forfeiture and employees termination within the valuation model. For non-employees, the expected term of the options approximates the full term of the options.

Stock based compensation expense of $NIL was recognized during the year ended December 31, 2007 (2006 - $11,401)

Note 8.	INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2007 and 2006 are presented below:

	2007	2006

Operating losses*	$763,000	$698,000
Investment in oil and gas leases	143,000	143,000
Valuation allowance	(906,000)	(841,000)
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

The provision for income taxes differs from the amount estimated using the United States federal statutory income tax rate as follows:

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Expressed in U.S. Dollars)

	For the year ended December 31, 2007	For the year ended December 31, 2006
Recovery based on federal US statutory rates	$(65,000)	$(44,000)
Non-deductible stock-based compensation	-	4,000
Non-deductible loss on settlement of loan payable	-	-
Increase in valuation allowance	65,000	40,000
	$-	$-

At December 31, 2007, the Company had estimated losses carried forward of approximately $2,244,000 (2006- $2,052,000) that may be available to offset future income tax purposes. The potential tax benefits have been fully allowed for in the valuation allowance in these financial statements.

* Of the amount available to offset future income taxes, $551,000 relates to tax losses incurred before the reverse takeover and as a result the amount available to offset future income taxes is limited to $34,000 per year from 2007 to 2022.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). The Company files income tax returns in the United States. All of the Company’s tax returns are subject to tax examinations until respective statue of limitation. The Company currently has no tax years under examination.

Based on management’s assessment of FIN 48, the Company concluded that the adoption of FIN 48, as of January 1, 2007, had no significant impact on our results of operations or financial position, and required no adjustment to the opening balance sheet accounts. The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of December 31, 2007. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within twelve months of the reporting date.

Note 9.	FINANCIAL INSTRUMENTS:

(a)	Interest rate Risk:

It is management's opinion that the Corporation is not exposed to significant interest rate risk

(b)	Credit Risk:

The Corporation maintains all of its cash and cash equivalents with major financial institutions in the United States. Management is of the opinion that the Corporation is not exposed to significant credit risk.

(c)	Foreign Currency Risk:

A component of the Corporation’s transactions are undertaken in Canadian dollars. Fluctuation in exchange rates between the Canadian and US dollars could have a material effect on the business, results of operations and financial condition of the Corporation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

We have effected a restatement of our financial results for the year ended December 31, 2005 as disclosed in our 2006 Annual Report on form 10-KSB.

The Restatement

This restatement was effected to correct errors in our accounting treatment of:

(i)	the treatment of the share exchange with UCO as a reverse acquisition

(ii)	various computations of stock-based compensation;

(iii)	calculation of the loss on settlement of debt; and

(iv)	determination of impairment of oil and gas leases

As a result of our review of these transactions, the effect on the amended accounting for the adjustments above is discussed in Note 10 to our 2006 consolidated financial statements.

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

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-KSB, under the direction of our Chief Executive Officer, we have evaluated our disclosure controls and procedures as of December 31, 2007, including the remedial actions discussed above, and we have concluded that, as of December 31, 2007, our disclosure controls and procedures were ineffective as discussed in greater detail below. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures. Additionally, we are currently inactive as we seek new business opportunities

It should be noted that while our management believes our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of internal control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of December 31, 2007.

Based on its evaluation under the framework in Internal Control—Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of December 31, 2007, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this annual report.

Limitations on Effectiveness of Controls

Our Chief Executive Officer does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2007, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including:

(i)

Lack of a sufficient number of independent directors for our board and audit committee. We currently only have one independent director on our board, which is comprised of one director, and we do not have a functioning audit committee. As a publicly-traded company, we should strive to have a majority of our board of directors be independent;

(ii)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2007, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

(iii)	There is a lack of sufficient supervision and review by our corporate management;

(iv)

Insufficient corporate governance policies. Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management; and

(v)

Our company's accounting personnel does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company's December 31, 2007 consolidated financial statements.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2008 assessment of the effectiveness of our internal control over financial reporting.

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described in this annual report. Such remediation activities include the following:

(1)

We continue to recruit two or more additional independent board members to join our board of directors and will consider the adoption of an audit committee at such time as additional board members are retained; and

(2)	We will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2007 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2007, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis
Robert J. Kinloch	3(1)(2)	3(1)(2)
Donald Kinloch	3(1)(2)	3(1)(2)
Alonzo B. Leavell	3(1)(2)	3(1)(2)

Notes

(1)	The named officer, director or greater than 10% stockholder, as applicable, failed to file a Form 3 - Initial Statement of Beneficial Ownership of Securities.

(2)	The named officer, director or greater than 10% stockholder, as applicable, failed to file a Form 4 – Statement in Changes of Beneficial Ownership.

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

Nomination Process

As of December 31, 2007, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the year ended December 31, 2007; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers of our company for the year ended December 31, 2007 are set out in the following summary compensation tables:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Robert Kinloch President, Chief Executive Officer and Director[1]	2007 2006	90,000 50,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	90,000 90,000
Donald Kinloch Secretary and Treasurer	2007 2006	90,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	90,000 Nil

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

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director's fees or other compensation for services rendered as a director for the fiscal year ended December 31, 2007.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of May 2, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by our sole director and our executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. Except as otherwise noted, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after December 31, 2007. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission.

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

(2)	The percentage of class is based on 27,407,208 shares of common stock issued and outstanding as of May 2, 2008.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set out below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our company’s fiscal year ended December 31, 2007, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

*Filed herewith

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2007 and December 31, 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Audit Fees	$50,000	$46,000
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$50,000	$46,000

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