Form 10-Q
period 2008-03-31
MAVERICK MINERALS CORP
filed 2008-05-28
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________to ________

Commission File No. 000-25515

MAVERICK MINERALS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0410480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2501 Lansdowne Avenue, Saskatoon, Saskatchewan S7J 1H3
(Address of principal executive offices) (zip code)

306.343.5799
(Registrant’s telephone number, including area code)

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

Yes[ x ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[ x ] No[ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of May 15, 2008, there were 27,407,208 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
Unaudited
	March 31	December 31
	2008	2007

Current Assets
Cash	$2,574	$96
TOTAL ASSETS	$2,574	$96

Current Liabilities
Accounts payable (Note 5)	$127,083	$130,741
Accrued liabilities	26,023	50,000
Loans payable (Note 4)	1,238,590	1,168,040
TOTAL LIABILITIES	1,391,696	1,348,781

Capital Deficit
Capital Stock
Authorized:
100,000,000 common shares at $0.001 par value
Issued and fully paid 27,407,208 (2007 - 27,407,208) common shares
Par value	27,407	27,407
Share subscription receivable	(600)	(600)
Additional paid-in capital	536,204	536,204
Deficit, accumulated during the exploration stage	(1,953,006)	(1,912,569)
Accumulated other comprehensive income	873	873
TOTAL CAPITAL DEFICIT	(1,389,122)	(1,348,685)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$2,574	$96

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. Dollars)
Unaudited
	Cumulative From
	Date of Inception
	(April 21, 2003)	Three months Ended
	to March 31,	March 31
	2008	2008	2007

General and administration expenses
Audit fees	$207,021	$-	$-
Freight	7,601	-	-
Insurance	186,297	-	-
Accounting, legal, engineering & consulting,
investor relations	205,678	13,352	8,853
Management fees and stock based compensation (Note 5)	756,018	22,500	22,500
Office	56,184	250	432
Telephone and utilities	83,059	-	-
Transfer agent fees	7,493	43	-
Travel	182,614	4,292	2,769
Wages and benefits	86,588	-	-
Gain on disposal of assets	(795,231)	-	-
Loss from continuing operations before other income	(983,321)	(40,437)	(34,554)
Other income (expenses)
Interest expense	(49,357)	-	-
Loss on settlement of loan payable (Note 6)	(71,600)	-	-
Gain on liabilities write-off	300,973	-	-
Loss from continuing operations	(803,305)	(40,437)	(34,554)

Loss from discontinued operations (Note 3)	(1,149,701)	-	-
Loss for the period	(1,953,006)	(40,437)	(34,554)
Other Comprehensive Income
Foreign currency translation adjustments	873	-	-
Comprehensive Loss	$(1,952,133)	$(40,437)	$(34,554)
Loss per share - basic and diluted		$-	$-
Weighted average shares outstanding		27,407,208	27,407,208

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
Unaudited
	Cumulative From
	Date of Inception
	(April 21, 2003)	Three Month Period Ended
	to March 31,	March 31
	2008	2008	2007

Operating Activities
Net loss for the period	$(1,953,006)	$(40,437)	$(34,554)
Adjustments to reconcile net loss for the period
to cash flows used in operating activities
Impairment of investment in oil and gas leases	419,959	-	-
Gain on disposal of assets	(933,995)	-	-
Gain on liabilities write-off	(300,973)	-	-
Stock based compensation	196,559	-	-
Depreciation	277,578	-	-
Shares issued for services	105,000	-	-
Loss on settlement of loan payable	71,600	-	-
Changes in non-cash working capital items
Prepaid expenses	-	-	3,186
Accounts payable	1,587,442	(3,658)	244
Accrued liabilities	26,023	(23,977)	(1,888)
Cash used in operating activities	(503,813)	(68,072)	(33,012)

Investing Activities
Investment in oil and gas leases	(474,959)	-	-
Purchase of property and equipment	(311,367)	-	-
Cash used in investing activities	(786,326)	-	-

Financing Activities
Shares issued for cash	53,250	-	-
Proceeds from loans payable	1,238,590	70,550	33,000
Cash provided by financing activities	1,291,840	70,550	33,000

(Increase) decrease in Cash during the period	1,701	2,478	(12)
Effect of cumulative currency translation	873	-	-
Cash, beginning of the period	-	96	29
Cash, end of the period	$2,574	$2,574	$17

Supplemental Cash Flow information
Interest paid	$56,000	$-	$-
Non-cash investing and financing activities:
Impairment in oil and gas leases	419,959	-	-
Investment in oil and gas leases in exchange
for notes payable to Veneto	1,400,000	-	-
Transfer of leases in settlement of notes payable	1,400,000	-	-
Assignment of accounts payable from transfer of leases	193,764	-	-
Settlement of loan payable (Note 6)	53,700	-	-
Forgiveness of related party balances payable (Note 5)	1,027,791	-	-

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Statement of Changes in Capital Deficit
For the Period From date of inception on April 21, 2003 to March 31, 2008
(Expressed in U.S. Dollars)
Unaudited
	Number of	Par Value	Additional	Share	Accumulated	Other	Total
	Common	@$0.001	Paid-in	Subscription	Deficit	Comprehensive	Capital
	Shares	Per Share	Capital	Receivable		Loss	Deficit
Balance, April 21, 2003	100	$-	$-	$-	$-	$-	$-
Adjustment for the issuance of
common stock on recapitalization	37,580,400	37,580	(37,580)	-	-	-	-
	37,580,500	37,580	(37,580)	-	-	-	-
Adjustment to capital deficit of the
Company at the recapitalization date	4,176,026	4,176	(949,065)	-	-	-	(944,889)
	41,756,526	41,756	(986,645)	-	-	-	(944,889)
Shares issued for management services (Note 6)	1,500,000	1,500	103,500	-	-	-	105,000
Currency translation adjustment	-	-	-	-	-	873	873
Net loss for the period	-	-	-	-	(626,985)	-	(626,985)
Balance, December 31, 2003	43,256,526	43,256	(883,145)	-	(626,985)	873	(1,466,001)
Shares issued for cash (Note 6)	10,000,000	10,000	15,000	-	-	-	25,000
Shares subscribed but unissued	-	27,500	-	-	-	-	27,500
Forgiveness of related party balances payable	-	-	1,027,791	-	-	-	1,027,791
Net income for the year	-	-	-	-	71,698	-	71,698
Balance, December 31, 2004	53,256,526	80,756	159,646	-	(555,287)	873	(314,012)
Shares subscribed but unissued	-	(27,500)	-	-	-	-	(27,500)
Shares issued for cash (Note 6)	27,500,000	27,500	-	-	-	-	27,500
Cancellation of shares (Note 6)	(54,379,318)	(54,379)	54,379	-	-	-	-
Compensation expense on share cancellation (Note 6)	-	-	44,720	-	-	-	44,720
Shares issued for loan payable settlement (Note 6)	895,000	895	124,405	-	-	-	125,300
Shares issued for cash (Note 6)	75,000	75	675	-	-	-	750
Stock based compensation	-	-	140,438	-	-	-	140,438
Net loss for the year	-	-	-	-	(1,036,098)	-	(1,036,098)
Balance, December 31, 2005	27,347,208	27,347	524,263	-	(1,591,385)	873	(1,038,902)
Shares issued for cash (Note 6)	60,000	60	540	(600)	-	-	-
Stock based compensation	-	-	11,401	-	-	-	11,401
Net loss for the year	-	-	-	-	(128,774)	-	(128,774)
Balance, December 31, 2006	27,407,208	27,407	536,204	(600)	(1,720,159)	873	(1,156,275)
Net loss for the year	-	-	-	-	(192,410)	-	(192,410)
Balance, December 31, 2007	27,407,208	27,407	536,204	(600)	(1,912,569)	873	(1,348,685)
Net loss for the period	-	-	-	-	(40,437)	-	(40,437)
Balance, March 31, 2008	27,407,208	$27,407	$536,204	$(600)	$(1,953,006)	$873	$(1,389,122)

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2008
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

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2008, the Company has negative working capital of $1,389,122 (December 31, 2007 - $1,348,685), and has an accumulated deficit of $1,953,006 at March 31, 2008. The continuation of the Company is dependent upon obtaining a successful new exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $1,065,000 up to December 31, 2008 to continue operations. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to continue the development of the Company's explorations activities, and for other working capital purposes.

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

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2008
(Expressed in U.S. Dollars)

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2007. The Company follows the same accounting policies in the preparation of interim reports.

Results of the operations for the interim periods are not indicative of the annual results.

(a)	New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. There was no impact on the Company’s March 31, 2008 quarterly financial statements resulting from adoption of this standard.

In February 2007, FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". FASB 159 is effective for fiscal years beginning after November 15, 2007. FASB 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FASB 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. There was no impact on the Company’s March 31, 2008 quarterly financial statements resulting from adoption of this standard.

Note 3.	INVESTMENT IN OIL AND GAS LEASES

The Company had working interests in petroleum and natural gas properties and cost and results of operations were as follows:

S. Neill Unitized Lease
Costs of unitized lease acquired on August 31, 2005	$1,775,000
Development costs during the year ended December 31, 2005	44,959
Impairment write down as at December 31, 2005	(419,959)
Balance, December 31, 2005	1,400,000
Transfer of unitized lease to vendor as settlement of note payable	(1,400,000)
Balance, December 31, 2006, 2007 and March 31, 2008	$-

Knox Lease
Cost of lease acquired on February 20, 2006	$55,000
Transfer of lease to vendor as settlement of note payable	(55,000)
Balance, December 31, 2006, 2007 and March 31, 2008	$-

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2008
(Expressed in U.S. Dollars)

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
March 31, 2008
(Expressed in U.S. Dollars)

the assumption of payables by Veneto, and this has been reflected as income from discontinued operations.

Note 4.	LOANS PAYABLE

The Company has the following loans payable. These amounts are unsecured, bear no interest, with no specific terms of repayment.

	March 31	December 31
	2008	2007
Art Brokerage	$907,190	$836,640
Pride of Aspen Associates LLC	311,400	311,400
Mr. Alonzo B. Leavell	20,000	20,000
	$1,238,590	$1,168,040

Subsequent to the balance sheet date, the Company has received additional advances from Art Brokerage under similar terms.

Note 5.	RELATED PARTY TRANSACTIONS

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

Management fees of $22,500 are charged to expense in these financial statements for the three month period ended March 31, 2008 (2007 - $22,500) There are management fees payable of $83,259 at March 31, 2008 (December 31, 2007 - $70,813) that have been included in accounts payable.

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
March 31, 2008
(Expressed in U.S. Dollars)

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

In April 2006, the Company issued 60,000 common shares at a price of $0.01 for $600 in relation to the exercise of stock options. As of March 31, 2007, the Company was still owed this amount and has been recorded as a share subscription receivable.

In 2007 and through March 31, 2008, there were no share capital transactions

Note 7.	STOCK OPTION PLAN

Stock options

The stock option plan of the Company provides for the granting of up to 3,000,000 stock options to key employees, directors and consultants, of common shares of the Company. Under the stock option plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Board of Directors.

There were no stock options outstanding as at March 31, 2008, December 31, 2007 or December 31, 2006 nor were any options granted during the respective periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We are in discussion with an experienced local geologist with the intention of re-modeling and analyzing the lease with the benefit of this new data. We believe a reasonable joint venture opportunity exists on this lease with the provision of advanced analysis using our proprietary data. While previous workings by our company were exclusively on pre-existing wells, new modeling may identify one or several drill sites identified as “proven, non-

developed” by an independent geologist working for our company in 2005. That work resulted in an SX-10 reserve report we previously disclosed. New modeling may also enhance recovery prospects “up pipe” in previously discovered but non-produced zones which could benefit from modern completion techniques.

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

General

The following is a discussion and analysis of our plan of operation for the three month period ended March 31, 2008, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

RESULTS OF OPERATIONS

Three Month Summary

	Three Months Ended
	March 31,
	2008	2007
Revenue	$-	$-
General and Administrative Expenses	40,437	34,554
Interest expense	-	-
Net Loss	$40,437	$34,554

Revenue

We have had no operating revenues for the three month period ended March 31, 2008 and 2007. We anticipate that we will not generate any revenues until we generate additional financing to support our planned operations and locate a prospective property through which we can pursue our plan of operation.

Operating Costs and Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Three Months Ended
	March 31,
	2008	2007
Management Fees and stock based compensation	$22,500	$22,500
Professional Fees	13,352	8,853
Transfer Agent Fees	43	-
Travel	4,292	2,769
Office	250	432
Total Expenses	$40,437	$34,554

General and Administrative

The 17% increase in our general and administrative expenses for the three month period ended March 31, 2008 as compared to the same period in fiscal 2007 was primarily due to: (i) an increase in professional fees associated with preparing and reviewing our periodic reports required under the Securities Exchange Act of 1934; and (ii) an increase in travel expenses associated with seeking properties acquisitions for the Company.

Liquidity and Capital Resources

Working Capital

	Three Months Ended March 31, 2008	Year Ended December 31, 2007
Current Assets	$2,574	$96
Current Liabilities	1,391,696	1,348,781
Working Capital Deficiency	$(1,389,122)	$(1,348,685)

Cash Flows

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cash used in Operating Activities	$68,072	$33,012
Cash used by Investing Activities	-	-
Cash provided by Financing Activities	70,550	33,000
Net Decrease in Cash	$2,478	$(12)

As the Company’s activity has declined over the period from 2007 to 2008, so have its cash expenditures. Funding for operating and investing activities was provided by non-interest bearing advances from a lender.

We had cash on hand of $2,574 and negative working capital of $1,389,122 as of March 31, 2008 compared to cash on hand of $96 and negative working capital of $1,348,685 for the year ended December 31, 2007. We anticipate that we will incur approximately $1,065,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

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

Loans Payable

The Company has the following loans payable. These amounts are unsecured, bear no interest, with no specific terms of repayment.

	March 31	December 31
	2008	2007
Art Brokerage	$ 907,190	$ 836,640
Pride of Aspen Associates LLC	311,400	311,400
Mr. Alonzo B. Leavell	20,000	20,000
TOTAL	$ 1,238,590	$ 1,168,040

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

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on the December 31, 2007 and 2006 consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

We had cash on hand of $2,574 and negative working capital of $1,389,122 as of March 31, 2008. We do not have sufficient funds to continue to evaluate joint venture opportunities and oil and gas development and production prospects in West Texas, North West Texas and Saskatchewan, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to continue to evaluate joint venture opportunities and oil and gas development and production prospects in West Texas and North West Texas and Saskatchewan. Obtaining additional financing is subject to a number of factors, including market prices for minerals and oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

We incurred net losses of $40,437 and $34,554 for the three month periods ended March 31, 2008 and 2007, respectively. At March 31, 2008, we had an accumulated deficit of $1,953,006 and negative working capital of $1,389,122.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

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

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer, we have evaluated our disclosure controls and procedures as of March 31, 2008, our disclosure controls and procedures were ineffective as discussed in greater detail above. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures. Additionally, we are currently inactive as we seek new business opportunities.

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

There were no changes in our internal control over financial reporting during the three month period ended March 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

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
Robert Kinloch
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	May 26, 2008