Form 10-Q
period 2008-06-30
MAVERICK MINERALS CORP
filed 2008-08-14
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

306-343-5799
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
Yes[ x ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[ x ] No[ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

2

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of August 13, 2008, there were 27,407,208 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
Unaudited

	June 30	December 31
	2008	2007

Current Assets
Cash	$760	$96
TOTAL ASSETS	$760	$96

Current Liabilities
Accounts payable (Note 4)	$177,497	$130,741
Accrued liabilities	5,000	50,000
Loans payable (Note 3)	1,295,594	1,168,040
TOTAL LIABILITIES	1,478,091	1,348,781

Capital Deficit
Capital Stock
Authorized:
100,000,000 common shares at $0.001 par value
Issued and fully paid 27,407,208 (2007 - 27,407,208) common shares
Par value	27,407	27,407
Share subscription receivable	-	(600)
Additional paid-in capital	536,204	536,204
Deficit, accumulated during the exploration stage	(2,041,815)	(1,912,569)
Accumulated other comprehensive income	873	873
TOTAL CAPITAL DEFICIT	(1,477,331)	(1,348,685)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$760	$96

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
Consolidated Statements of Operations and
Comprehensive Loss
(Expressed in U.S. Dollars)
Unaudited

	Cumulative From
	Date of Inception
	(April 21, 2003)	Three Months Period Ended		Six Month Period Ended
	to June 30	June 30		June 30
	2008	2008	2007	2008	2007

General and administration expenses
Audit fees	255,879	48,858	-	48,858	-
Freight	7,601	-	-	-	-
Insurance	186,297	-	-	-	-
Accounting, legal, engineering & consulting,
investor relations	217,944	12,266	5,064	25,618	13,917
Management fees and stock based compensation (Note 4)	778,518	22,500	22,500	45,000	45,000
Office	56,559	311	317	625	749
Telephone and utilities	83,059	-	-	-	-
Transfer agent fees	12,121	4,629	-	4,672	-
Travel	182,795	181	4,680	4,473	7,449
Wages and benefits	86,588	-	-	-	-
Gain on disposal of assets	(795,231)	-	-	-	-
Loss from continuing operations before other income	(1,072,130)	(88,745)	(32,561)	(129,246)	(67,115)
Other income (expenses)
Interest expense	(49,357)	-	-	-	-
Loss on settlement of loan payable (Note 5)	(71,600)	-	-	-	-
Gain on liabilities write-off	300,973	-	-	-	-
Loss from continuing operations	(892,114)	(88,745)	(32,561)	(129,246)	(67,115)

Loss from discontinued operations	(1,149,701)	-	-	-	-
Loss for the period	(2,041,815)	(88,745)	(32,561)	(129,246)	(67,115)
Other Comprehensive Income
Foreign currency translation adjustments	873	-	-	-	-
Comprehensive Loss	$(2,040,942)	$(88,745)	$(32,561)	$(129,246)	$(67,115)
Loss per share - basic and diluted		$-	$-	$-	$-
Weighted average shares outstanding		27,407,208	27,407,208	27,407,208	27,407,208

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
Unaudited

	Cumulative From
	Date of Inception
	(April 21, 2003)	Six month period ended
	to June 30	June 30
	2008	2008	2007

Operating Activities
Net loss for the period	$(2,041,815)	$(129,246)	$(67,115)
Adjustments to reconcile net loss for the period
to cash flows used in operating activities
Impairment of investment in oil and gas leases	419,959	-	-
Gain on disposal of assets	(933,995)	-	-
Gain on liabilities write-off	(300,973)	-	-
Stock based compensation	196,559	-	-
Depreciation	277,578	-	-
Shares issued for services	105,000	-	-
Loss on settlement of loan payable	71,600	-	-
Changes in non-cash working capital items
Prepaid expenses	-	-	3,186
Accounts payable	1,637,856	46,756	16,959
Accrued liabilities	5,000	(45,000)	(13,495)
Cash used in operating activities	(563,231)	(127,490)	(60,465)

Investing Activities
Investment in oil and gas leases	(474,959)	-	-
Purchase of property and equipment	(311,367)	-	-
Cash used in investing activities	(786,326)	-	-

Financing Activities
Shares issued for cash	53,850	600	-
Proceeds from loans payable	1,295,594	127,554	60,500
Cash provided by financing activities	1,349,444	128,154	60,500

Increase (Decrease) in Cash during the period	(113)	664	35
Effect of cumulative currency translation	873	-	-
Cash, beginning of the period	-	96	29
Cash, end of the period	$760	$760	$64

Supplemental Cash Flow information
Interest paid	$56,000	$-	$-
Non-cash investing and financing activities:
Impairment in oil and gas leases	419,959	-	-
Investment in oil and gas leases in exchange
for notes payable to Veneto	1,400,000	-	-
Transfer of leases in settlement of notes payable	1,400,000	-	-
Assignment of accounts payable from transfer of leases	193,764	-	-
Settlement of loan payable (Note 5)	53,700	-	-
Forgiveness of related party balances payable (Note 4)	1,027,791	-	-

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Statement of Changes in Capital Deficit
For the Period From date of inception on April 21, 2003 to June 30, 2008
(Expressed in U.S. Dollars)
Unaudited

	Number of	Par Value	Additional	Share	Accumulated	Other	Total
	Common	@$0.001	Paid-in	Subscription	Deficit	Comprehensive	Capital
	Shares	Per Share	Capital	Receivable		Loss	Deficit
Balance, April 21, 2003	100	$-	$-	$-	$-	$-	$-
Adjustment for the issuance of
common stock on recapitalization	37,580,400	37,580	(37,580)	-	-	-	-
	37,580,500	37,580	(37,580)	-	-	-	-
Adjustment to capital deficit of the
Company at the recapitalization date	4,176,026	4,176	(949,065)	-	-	-	(944,889)
	41,756,526	41,756	(986,645)	-	-	-	(944,889)
Shares issued for management services (Note 5)	1,500,000	1,500	103,500	-	-	-	105,000
Currency translation adjustment	-	-	-	-	-	873	873
Net loss for the period	-	-	-	-	(626,985)	-	(626,985)
Balance, December 31, 2003	43,256,526	43,256	(883,145)	-	(626,985)	873	(1,466,001)
Shares issued for cash (Note 5)	10,000,000	10,000	15,000	-	-	-	25,000
Shares subscribed but unissued	-	27,500	-	-	-	-	27,500
Forgiveness of related party balances payable (Note 4)	-	-	1,027,791	-	-	-	1,027,791
Net income for the year	-	-	-	-	71,698	-	71,698
Balance, December 31, 2004	53,256,526	80,756	159,646	-	(555,287)	873	(314,012)
Shares subscribed but unissued	-	(27,500)	-	-	-	-	(27,500)
Shares issued for cash (Note 5)	27,500,000	27,500	-	-	-	-	27,500
Cancellation of shares (Note 5)	(54,379,318)	(54,379)	54,379	-	-	-	-
Compensation expense on share cancellation (Note 5)	-	-	44,720	-	-	-	44,720
Shares issued for loan payable settlement (Note 5)	895,000	895	124,405	-	-	-	125,300
Shares issued for cash (Note 5)	75,000	75	675	-	-	-	750
Stock based compensation	-	-	140,438	-	-	-	140,438
Net loss for the year	-	-	-	-	(1,036,098)	-	(1,036,098)
Balance, December 31, 2005	27,347,208	27,347	524,263	-	(1,591,385)	873	(1,038,902)
Shares issued for cash (Note 5)	60,000	60	540	(600)	-	-	-
Stock based compensation	-	-	11,401	-	-	-	11,401
Net loss for the year	-	-	-	-	(128,774)	-	(128,774)
Balance, December 31, 2006	27,407,208	$27,407	536,204	(600)	(1,720,159)	873	(1,156,275)
Net loss for the year	-	-	-	-	(192,410)	-	(192,410)
Balance, December 31, 2007	27,407,208	27,407	536,204	(600)	(1,912,569)	873	(1,348,685)
Share subscriptions paid (Note 5)	-	-	-	600	-	-	600
Net loss for the period	-	-	-	-	(129,246)	-	(129,246)
Balance, June 30, 2008	27,407,208	27,407	$536,204	$-	$(2,041,815)	$873	$(1,477,331)

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008
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

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2008, the Company has negative working capital of $1,477,331 (December 31, 2007 - $1,348,685), and has an accumulated deficit of $2,041,815 at June 30, 2008. The continuation of the Company is dependent upon obtaining a successful new exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $1,065,000 over the twelve months ended June 30, 2009 to continue operations. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to continue the development of the Company's exploration activities, and for other working capital purposes.

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
June 30, 2008
(Expressed in U.S. Dollars)

financial statements be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2007. The Company follows the same accounting policies in the preparation of interim reports.

Results of the operations for the interim periods are not indicative of future results.

(a)	New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. There was no impact on the Company’s June 30, 2008 quarterly financial statements resulting from adoption of this new standard.

In February 2007, FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". FASB 159 is effective for fiscal years beginning after November 15, 2007. FASB 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FASB 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. There was no impact on the Company’s June 30, 2008 quarterly financial statements resulting from adoption of this standard.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). This standard replaces SFAS141 and establishes principles and requirements for an acquirer, recognizes and measures in its financial statement the identifiable assets acquired and liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of this statement.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non controlling Interests In Consolidated Financial Statements – an amendment to ARB No.51 (“SFAS No. 160”). This standard Amends ARB 51 to establish accounting and reporting standards for a non-controlling interest in a subsidiary and for deconsolidation of a subsidiary. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard may not be applied before that date. The Company is currently evaluating the impact of this statement.

Note 3.	LOANS PAYABLE

The Company has the following loans payable. These amounts are unsecured, bear no interest, and have no specific terms of repayment.

	June 30	December 31
	2008	2007
Art Brokerage	$964,194	$836,640
Pride of Aspen Associates LLC	311,400	311,400
Mr. Alonzo B. Leavell	20,000	20,000
	$1,295,594	$1,168,040

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008
(Expressed in U.S. Dollars)

Note 4.	RELATED PARTY TRANSACTIONS

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

On June 5, 2005, the Company entered into a management agreement with its chief executive officer (“CEO”). The agreement was for a term of two years with an annual fee of $90,000 and was to expire, unless amended, on May 31, 2007. A new management agreement has not been signed and it has been assumed that the previous management agreement is still in effect until a new agreement has been entered into.

Management fees of $45,000 are charged to expense in these financial statements for the six-month period ended June 30, 2008. (2007 - $45,000) There are management fees payable of $71,053 at June 30, 2008 (December 31, 2007 -$70,813) that have been included in accounts payable.

Note 5.	SHARE CAPITAL

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

In April 2006, the Company issued 60,000 common shares at a price of $0.01 for $600 in relation to the exercise of stock options. The cash for these shares was received during the six months ended June 30, 2008.

In 2007 and through June 30, 2008, there were no share capital transactions.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2008
(Expressed in U.S. Dollars)

Note 6.	STOCK OPTION PLAN

Stock options

The stock option plan of the Company provides for the granting of up to 3,000,000 stock options to key employees, directors and consultants, of common shares of the Company. Under the stock option plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Board of Directors.

There were no stock options outstanding as at June 30, 2008, December 31, 2007 or December 31, 2006 nor were any options granted during the respective periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

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

General

The following is a discussion and analysis of our plan of operation for the three and six month periods ended June 30, 2008, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

RESULTS OF OPERATIONS

Three and Six Month Summary
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$-	$-	$-	$-
Expenses	88,745	32,561	129,246	67,115
Interest expense	-	-	-	-
Net Loss	$88,745	$32,561	$129,246	$67,115

Revenue

We had no operating revenues for the three month periods ended June 30, 2008 and 2007 and for the six month periods ended June 30, 2008 and 2007. We anticipate that we will not generate any revenues until we generate additional financing to support our planned operations and locate a prospective property through which we can pursue our plan of operation.

Operating Costs and Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Management Fees and stock
based compensation	$22,500	$22,500	$45,000	$45,000
Professional Fees	61,124	5,064	74,476	13,917
Transfer Agent Fees	4,629	-	4,672	-
Travel	181	4,680	4,473	7,449
Office	311	317	625	749
Total Expenses	$88,745	$32,561	$129,246	$67,115

General and Administrative

The $56,184 and $62,131 increase in our general and administrative expenses for the three and six month periods ended June 30, 2008 as compared to the same period in fiscal 2007 was primarily due to an increase in professional fees associated with preparing and reviewing our periodic reports required under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital
	Six Months
	Ended	Year Ended
	June 30, 2008	December 31, 2007
Current Assets	$760	$96
Current Liabilities	1,478,091	1,348,781
Working Capital Deficiency	$(1,477,331)	$(1,348,685)

Cash Flows
	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007
Cash used in Operating Activities	$(127,490)	$(60,465)
Cash used by Investing Activities	-	-
Cash provided by Financing Activities	128,154	60,500
Net Increase (Decrease) in Cash	$664	$35

The Company’s activity has increased over the period from 2007 to 2008 leading to a corresponding increase in cash expenditures. Funding for operating and investing activities was provided by non-interest bearing advances from a lender.

We had cash on hand of $760 and negative working capital of $1,477,331 as of June 30, 2008 compared to cash on hand of $96 and negative working capital of $1,348,685 for the year ended December 31, 2007. We anticipate that we will incur approximately $1,065,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

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

In July, 2006, Veneto and Eskota entered into a Mutual Release agreement releasing Eskota of its note payable in the amount of $1,400,000, and in return Eskota assigned and transferred back to Veneto all its right, title and interest in the unitized lease, as well as the rights to the Knox Lease. In addition, Veneto assumed responsibility of all payables owing in relation to the properties, and any future obligations related to the properties. As a result, Eskota recorded a net gain of $138,764 on the assumption of payables by Veneto, and was reflected as income from discontinued operations in previous years’ financial statements.

Loans Payable

The Company has the following loans payable. These amounts are unsecured, bear no interest, with no specific terms of repayment.

	June 30	December 31
	2008	2007
Art Brokerage	$964,194	$836,640
Pride of Aspen Associates LLC	311,400	311,400
Mr. Alonzo B. Leavell	20,00	20,000
TOTAL	$1,295,594	$1,168,040

Going Concern

The audited financial statements accompanying our annual report on Form 10-KSB for the year ended December 31, 2007 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of June 30, 2008, we had cash of $760 and we estimate that we will require approximately $1,065,000 to fund our business operations over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the December 31, 2007 and 2006 consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

As of June 30, 2008, we had cash of $760 and we estimate that we will require approximately $1,065,000 to fund our business operations over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders.

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

We had cash on hand of $760 and negative working capital of $1,477,331 as of June 30, 2008. We do not have sufficient funds to continue to evaluate joint venture opportunities and oil and gas development and production prospects in West Texas, North West Texas and Saskatchewan, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to continue to evaluate joint venture opportunities and oil and gas development and production prospects in West Texas and

North West Texas and Saskatchewan. Obtaining additional financing is subject to a number of factors, including market prices for minerals and oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

We incurred net losses of $129,246 and $67,115 for each of the six month periods ended June 30, 2008 and 2007, respectively. At June 30, 2008, we had an accumulated deficit of $2,041,815 and negative working capital of $1,477,331.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our consolidated financial statements for the year ended December 31, 2007. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

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

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

In connection with the restatement of our financial results for the year ended December 31, 2005, under the direction of our management, we have re-evaluated certain disclosure controls and procedures and internal controls over financial reporting. In connection with the restatement we identified a material weakness in our internal controls and procedures relating to the accounting treatment of our past acquisitions, stock-based compensation calculations, settlement of debts and the determination of impairment. Moreover, due to the resignation of our previous independent auditor which required the re-audit of our accounts, we were significantly in arrears in respect to timely filing of our quarterly and annual reports.

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of June 30, 2008, our disclosure controls and procedures were ineffective as discussed in greater detail above. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures. Additionally, we are currently inactive as we seek new business opportunities.

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

There were no changes in our internal control over financial reporting during the three month period ended June 30, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
Robert Kinloch
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	August 14, 2008