Form 10-Q
period 2008-09-30
MAVERICK MINERALS CORP
filed 2008-11-14
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
As of November 13, 2008, there were 27,407,208 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
Unaudited

	September 30	December 31
	2008	2007

Current Assets
Cash	$42	$96
TOTAL ASSETS	$42	$96

Current Liabilities
Bank Indebtedness		$-
Accounts payable (Note 4)	141,889	130,741
Accrued liabilities	20,000	50,000
Loans payable (Note 3)	1,360,694	1,168,040
TOTAL LIABILITIES	1,522,583	1,348,781

Capital Deficit
Capital Stock
Authorized:
100,000 common shares at $0.001 par value
Issued and fully paid 27,407,208 (2007 - 27,407,208) common shares
Par value	27,407	27,407
Share subscription receivable	-	(600)
Additional paid-in capital	536,204	536,204
Deficit, accumulated during the exploration stage	(2,087,025)	(1,912,569)
Accumulated other comprehensive income	873	873
TOTAL CAPITAL DEFICIT	(1,522,541)	(1,348,685)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$42	$96

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. Dollars)
Unaudited

	Cumulative From
	Date of Inception
	(April 21, 2003)	Three Month Period Ended		Nine Month Period Ended
	to September 30	September 30		September 30
	2008	2008	2007	2008	2007

General and administration expenses
Audit fees	261,879	6,000	9,024	54,858	9,024
Freight	7,601	-	-	-	-
Insurance	186,297	-	-	-	-
Accounting, legal, engineering & consulting
investor relations	227,483	9,539	4,410	35,157	18,328
Management fees and stock based compensation (Notes 4	801,018	22,500	22,500	67,500	67,500
Office	57,059	565	183	1,125	932
Telephone and utilities	83,059	-	-	-	-
Transfer agent fees	12,754	629	-	5,304	-
Travel	188,833	6,039	1,089	10,512	8,538
Wages and benefits	86,588	-	-	-	-
Gain on disposal of assets	(795,231)	-	-	-	-
Loss from continuing operations before other income	(1,117,340)	(45,272)	(37,206)	(174,456)	(104,322)
Other income (expenses)
Interest expense	(49,357)	-	-	-	-
Loss on settlement of loan payable (Note 5)	(71,600)	-	-	-	-
Gain on liabilities write-off	300,973	-	-	-	-
Loss from continuing operations	(937,324)	(45,272)	(37,206)	(174,456)	(104,322)

Loss from discontinued operations	(1,149,701)	-	-	-	-
Loss for the period	(2,087,025)	(45,272)	(37,206)	(174,456)	(104,322)
Other Comprehensive Income
Foreign currency translation adjustments	873	-	-	-	-
Comprehensive Loss	$(2,086,152)	$(45,272)	$(37,206)	$(174,456)	$(104,322)
Loss per share - basic and diluted		$0.00	$0.00	$0.01	$0.00
Weighted average shares outstanding		27,407,208	27,407,208	27,407,208	27,407,208

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
Unaudited

	Cumulative From
	Date of Inception
	(April 21, 2003)	Nine month period ended
	to September 30	September 30
	2008	2008	2007

Operating Activities
Net income (loss) for the period	$(2,087,025)	$(174,456)	$(104,322)
Adjustments to reconcile net loss for the period
to cash flows used in operating activities
Impairment of investment in oil and gas leases	419,959	-	-
Gain on disposal of assets	(933,995)	-	-
Gain on liabilities write-off	(300,973)	-	-
Stock based compensation	196,559	-	-
Depreciation	277,578	-	-
Shares issued for services	105,000	-	-
Loss on settlement of loan payable	71,600	-	-
Changes in non-cash working capital items
Prepaid expenses	-	-	3,186
Accounts payable	1,602,248	11,148	76,372
Accrued liabilities	20,000	(30,000)	(79,750)
Cash used in operating activities	(629,049)	(193,308)	(104,514)

Investing Activities
Investment in oil and gas leases	(474,959)	-	-
Purchase of property and equipmen	(311,367)	-	-
Cash used in investing activities	(786,326)	-	-

Financing Activities
Increase in bank indebtedness	-		-
Shares issued for cash	53,850	600	-
Proceeds from loans payable	1,360,694	192,654	104,500
Cash provided by financing activities	1,414,544	193,254	104,500

Decrease in Cash during the period	(831)	(54)	(14)
Effect of cumulative currency translation	873	-	-
Cash, beginning of the period	-	96	29
Cash, end of the period	$42	$42	$15

Supplemental Cash Flow information
Interest paid	$56,000	$-	$-
Non-cash investing and financing activities:
Impairment in oil and gas leases	419,959	-	-
Investment in oil and gas leases in exchange
for notes payable to Veneto	1,400,000	-	-
Transfer of leases in settlement of notes payable	1,400,000	-	-
Assignment of accounts payable from transfer of leases	193,764	-	-
Settlement of loan payable	53,700	-	-
Forgiveness of related party balances payable	1,027,791	-	-

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Statement of Changes in Capital Deficit
For the Period From date of inception on April 21, 2003 to September 30, 2008
(Expressed in U.S. Dollars)
Unaudited

	Number of	Par Value	Additional	Share	Accumulated	Other	Total
	Common	@$0.001	Paid-in	Subscription	Deficit	Comprehensive	Capital
	Shares	Per Share	Capital	Receivable		Loss	Deficit
Balance, April 21, 2003	100	$-	$-	$-	$-	$-	$-
Adjustment for the issuance of
common stock on recapitalization	37,580,400	37,580	(37,580)	-	-	-	-
	37,580,500	37,580	(37,580)	-	-	-	-
Adjustment to capital deficit of the
Company at the recapitalization date	4,176,026	4,176	(949,065)	-	-	-	(944,889)
	41,756,526	41,756	(986,645)	-	-	-	(944,889)
Shares issued for management services (Note 5)	1,500,000	1,500	103,500	-	-	-	105,000
Currency translation adjustment	-	-	-	-	-	873	873
Net loss for the period	-	-	-	-	(626,985)	-	(626,985)
Balance, December 31, 2003	43,256,526	43,256	(883,145)	-	(626,985)	873	(1,466,001)
Shares issued for cash (Note 5)	10,000,000	10,000	15,000	-	-	-	25,000
Shares subscribed but unissued	-	27,500	-	-	-	-	27,500
Forgiveness of related party balances payable (Note 4)	-	-	1,027,791	-	-	-	1,027,791
Net income for the year	-	-	-	-	71,698	-	71,698
Balance, December 31, 2004	53,256,526	80,756	159,646	-	(555,287)	873	(314,012)
Shares subscribed but unissued	-	(27,500)	-	-	-	-	(27,500)
Shares issued for cash (Note 5)	27,500,000	27,500	-	-	-	-	27,500
Cancellation of shares (Note 5)	(54,379,318)	(54,379)	54,379	-	-	-	-
Compensation expense on share cancellation (Note 5)	-	-	44,720	-	-	-	44,720
Shares issued for loan payable settlement (Note 5)	895,000	895	124,405	-	-	-	125,300
Shares issued for cash (Note 5)	75,000	75	675	-	-	-	750
Stock based compensation	-	-	140,438	-	-	-	140,438
Net loss for the year	-	-	-	-	(1,036,098)	-	(1,036,098)
Balance, December 31, 2005	27,347,208	27,347	524,263	-	(1,591,385)	873	(1,038,902)
Shares issued for cash (Note 5)	60,000	60	540	(600)	-	-	-
Stock based compensation	-	-	11,401	-	-	-	11,401
Net loss for the year	-	-	-	-	(128,774)	-	(128,774)
Balance, December 31, 2006	27,407,208	$27,407	$536,204	$(600)	$(1,720,159)	$873	$(1,156,275)
Net loss for the period	-	-	-	-	192,410	-	(192,410)
Balance, December 31, 2007	27,407,208	27,407	536,204	(600)	(1,912,569)	873	(1,348,685)
Share subscriptions paid (Note 5)	-	-	-	600	-	-	600
Net loss for the period	-	-	-	-	174,456	-	(174,456)
Balance, September 30, 2008	27,407,208	27,407	536,204	-	(2,087,025)	873	(1,522,541)

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008
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

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2008, the Company has negative working capital of $1,522,541 (December 31, 2007 - $1,348,685), and has an accumulated deficit of $2,087,025 at September 30, 2008. The continuation of the Company is dependent upon obtaining a successful new exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $1,065,000 over the twelve months ended September 30, 2009 to continue operations. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to continue the development of the Company's exploration activities, and for other working capital purposes.

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
September 30, 2008
(Expressed in U.S. Dollars)

Results of the operations for the interim periods are not indicative of future results.

(a)	New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. There was no impact on the Company’s September 30, 2008 quarterly financial statements resulting from adoption of this new standard.

In February 2007, FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". FASB 159 is effective for fiscal years beginning after November 15, 2007. FASB 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FASB 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. There was no impact on the Company’s September 30, 2008 quarterly financial statements resulting from adoption of this standard.

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

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

Note 3.	LOANS PAYABLE

The Company has the following loans payable. These amounts are unsecured, bear no interest, and have no specific terms of repayment.

	September 30	December 31
	2008	2007
Art Brokerage	$1,029,294	$836,640
Pride of Aspen Associates LLC	311,400	311,400
Mr. Alonzo B. Leavell	20,000	20,000
	$1,360,694	$1,168,040

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008
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

Management fees of $67,500 are charged to expense in these financial statements for the nine-month period ended September 30, 2008 (September 30, 2007 - $67,500). There are management fees payable of $71,053 at September 30, 2008 (December 31, 2007 - $70,813) that have been included in accounts payable.

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

In April 2006, the Company issued 60,000 common shares at a price of $0.01 for $600 in relation to the exercise of stock options. The cash for these shares was received during the nine months ended September 30, 2008.

In 2007 and through September 30, 2008, there were no share capital transactions.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2008
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

There were no stock options outstanding as at September 30, 2008, December 31, 2007 or December 31, 2006 nor were any options granted during the respective periods.

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

As a result of increased expansion of the oil and gas sector in Saskatchewan, Canada, the Company may move towards joint venture opportunities in this region. The management of our company has been based in Saskatchewan in the recent past and has existing relationships with individuals and companies financing and producing oil in this jurisdiction. We contemplate evaluating joint venture opportunities in Saskatchewan in the next 12 months. As an exploration stage company, we are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective property through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

General

The following is a discussion and analysis of our plan of operation for the three and nine month periods ended September 30, 2008, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

RESULTS OF OPERATIONS

Three and Nine Month Summary

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$-	$-	$-	$-
Expenses	45,272	37,206	174,456	104,322
Interest expense	-	-	-	-
Net Loss	$45,272	$37,206	$174,456	$104,322

Revenue

We had no operating revenues for the three month periods ended September 30, 2008 and 2007 and for the nine month periods ended September 30, 2008 and 2007. We anticipate that we will not generate any revenues until we generate additional financing to support our planned operations and locate a prospective property through which we can pursue our plan of operation.

Operating Costs and Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Management Fees and stock
based compensation	$22,500	$22,500	$67,500	$67,500
Professional and Audit Fees	15,539	13,434	90,015	27,352
Transfer Agent Fees	629	-	5,304	-
Travel	6,039	1,089	10,512	8,538
Office	565	183	1,125	932
Total Expenses	$45,272	$37,206	$174,456	$104,322

General and Administrative

The $8,066 and $70,134 increase in our general and administrative expenses for the three and nine month periods ended September 30, 2008 as compared to the same period in fiscal 2007 was primarily due to an increase in professional fees associated with preparing and reviewing our periodic reports required under the Securities Exchange Act of 1934, which were significantly in arrears in prior years and brought current in May 2008.

Liquidity and Capital Resources

Working Capital
	September 30,	December 31,
	2008	2007
Current Assets	$42	$96
Current Liabilities	1,522,583	1,348,781
Working Capital Deficiency	$(1,522,541)	$(1,348,685)

Cash Flows
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30, 2007
	2008
Cash used in Operating Activities	$(193,308)	$(104,514)
Cash used by Investing Activities	-	-
Cash provided by Financing Activities	193,254	104,500
Net Increase (Decrease) in Cash	$(54)	$(14)

The Company’s activity has declined over the period from 2007 to 2008 leading to a corresponding decline in cash expenditures. Funding for operating and investing activities was provided by non-interest bearing advances from a lender.

We had cash on hand of $42 and negative working capital of $1,522,541 as of September 30, 2008 compared to cash on hand of $96 and negative working capital of $1,348,685 for the year ended December 31, 2007. We anticipate that we will incur approximately $1,065,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

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

Loans Payable

The Company has the following loans payable. These amounts are unsecured, bear no interest, with no specific terms of repayment.

	September 30	December 31
	2008	2007
Art Brokerage	$1,029,294	$836,640
Pride of Aspen Associates LLC	311,400	311,400
Mr. Alonzo B. Leavell	20,000	20,000
TOTAL	$1,360,694	$1,168,040

Going Concern

The audited financial statements accompanying our annual report on Form 10-KSB for the year ended December 31, 2007 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of September 30, 2008, we had cash of $42 and we estimate that we will require approximately $1,065,000 to fund our business operations over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

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

Future Financings

As of September 30, 2008, we had cash of $42 and we estimate that we will require approximately $1,065,000 to fund our business operations over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders.

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

We had cash on hand of $42 and negative working capital of $1,522,541 as of September 30, 2008. We do not have sufficient funds to continue to evaluate joint venture opportunities and oil and gas development and production prospects in West Texas, North West Texas and Saskatchewan, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to continue to evaluate joint venture opportunities and oil and gas development and production prospects in West Texas and

North West Texas and Saskatchewan. Obtaining additional financing is subject to a number of factors, including market prices for minerals and oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

We incurred net losses of $174,456 and $104,322 for each of the nine month periods ended September 30, 2008 and 2007, respectively. At September 30, 2008, we had an accumulated deficit of $2,087,025 and negative working capital of $1,522,541.

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

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of September 30, 2008, our disclosure controls and procedures were ineffective as discussed in greater detail above. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures. Additionally, we are currently inactive as we seek new business opportunities.

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

There were no changes in our internal control over financial reporting during the three month period ended September 30, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets. There are no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company’s interest.

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
Robert Kinloch
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	November 14, 2008