Form 10-K
period 2008-12-31
MAVERICK MINERALS CORP
filed 2009-04-13
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number 000-25515

MAVERICK MINERALS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0410480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2501 Lansdowne Ave.,
Saskatoon, Saskatchewan, Canada	S7J 1H3
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 306-343-5799

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [   ]    No [X]

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	(Do not check if a smaller reporting company)	Accelerated filer [ ]
Non-accelerated filer [ ]		Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X]    No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $497,338 based on a price of $0.09 per share, being the average of bid and ask prices on June 30, 2008 as quoted on the Pink Sheets
LLC .

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [   ]    No [   ]    N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 96,907,208 common shares issued and outstanding as of March 25, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.)
into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement;
and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
Not Applicable

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

ITEM 1. BUSINESS

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

Recent Corporate Developments

Since the commencement of our fiscal year ended December 31, 2008, we experienced the following significant corporate developments:

1.

On February 29, 2008, the Board of Directors of the Company amended and restated the Company’s bylaws. The amendment to the bylaws was for the purpose of, among other things, removing certain outdated and redundant provisions that existed in the Company’s prior bylaws with respect to corporate governance, and shareholder and director meeting procedures.

2.

On November 21, 2008, Pride of Aspen LLC executed a Deed of Release pursuant to which it released the Company from any obligation to repay the sum of $311,400 (including all interest and other charges) owed to Pride of Aspen LLC.

3.

On February 13, 2009, we entered into a loan agreement with Senergy Partners LLC (“Senergy”) pursuant to which we received a revolving loan of up to US$1,000,000 (the “Credit Facility”). The outstanding principal amount of the Credit Facility together with all accrued and unpaid interest and all other amounts outstanding thereunder are due and payable in full on December 31, 2012, the maturity date. Outstanding principal under the Credit Facility bears interest at an annual rate of 8%. In consideration of Senergy entering into the Credit Facility, we entered into a debt settlement and subscription agreement (the “Debt Settlement Agreement”) with Senergy. Pursuant to the terms of the Debt Settlement Agreement, we agreed to issue to Senergy 89,500,000 shares of our common stock at a deemed price of US$0.005 per share in settlement of a US$447,500 debt owed to Senergy.

4.

Also on February 13, 2009, in connection with our entry into the Credit Facility and Debt Settlement Agreement with Senergy, we entered into an Assignment and Assumption Agreement with Senergy and Art Brokerage, Inc. (“ABI”) pursuant to which ABI assigned to Senergy all its right, title and interest to a debt (the “Assigned Debt”) of US$447,500 owed by the Company to ABI. In February, 2009, prior to the entry into the Credit Facility and the Debt Settlement Agreement, and in connection with the negotiation of these agreements, a majority shareholder of Maverick agreed to return to treasury 20,000,000 shares of Maverick’s issued and outstanding common stock held by him. As a result of these transactions Senergy acquired 89,500,000 shares or 92.3% of Maverick’s issued and outstanding common stock as at the date of this annual report.

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

ITEM 1A. RISK FACTORS

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had bank overdraft in the amount of $669 and a working capital deficit of $790,634 as of December 31, 2008. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to continue to evaluate joint venture opportunities and oil and gas development and production prospects in West Texas and North West Texas and Saskatchewan. Obtaining additional financing is subject to a number of factors, including market prices for minerals and oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

We incurred net income of $109,951 (primarily due to a gain on settlement of debt) and a loss of $192,410 for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008, we had an accumulated deficit of $1,802,618 and a working capital deficit of $790,634.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our consolidated financial statements for the year ended December 31, 2008. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

Due to the speculative nature of the exploration of mineral and oil and gas properties, there is substantial risk that our business will fail.

The business of oil and gas exploration and development is highly speculative involving substantial risk. There is generally no way to recover any funds expended on a particular property unless reserves are established and unless we can exploit such reserves in an economic manner. We can provide investors with no assurance that any property interest that we may acquire will provide commercially exploitable reserves. Any expenditures by our company in connection with the evaluation of joint venture opportunities and oil and gas development and production prospects in West Texas and North West Texas and Saskatchewan may not provide or contain commercial quantities of reserves.

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

The marketability of natural resources, which may be acquired or discovered by us, is affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

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

Because our executive officers do not have formal training specific to oil and gas exploration, there is a higher risk our business will fail.

While Robert Kinloch, our director and one of our executive officer, has experience managing a mineral exploration company, he does not have formal training as a geologist. Donald Kinloch does not have formal training specific to mineral and gas exploration. Accordingly, our management may not fully appreciate many of the specific requirements related to working within the mining and oil and gas industry. Our management decisions may not take into account standard engineering or managerial approaches commonly used by such companies. Consequently, our operations, earnings, and ultimate financial success could be negatively affected due to our management’s lack of experience in the industry.

Our executive officers have other business interests, and as a result, they may not be willing or able to devote a sufficient amount of time to our business operations, thereby limiting the success of our company.

Robert Kinloch presently spends approximately 60% of his business time and Donald Kinloch presently spends approximately 20% of his business time on business management services for our company. At present, both Robert and Donald Kinloch spend a reasonable amount of time in pursuit of our company’s interests. Due to the time commitments from Robert and Donald Kinloch’s other business interests, however, they may not be able to provide sufficient time to the management of our business in the future and our business may be periodically interrupted or delayed as a result of their other business interests.

Our common stock is illiquid and shareholders may be unable to sell their shares.

There is currently a limited market for our common stock and we can provide no assurance to investors that a market will develop. If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment. Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially. In addition, stock prices for junior oil and gas companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations may adversely affect the trading price of our common shares.

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

ITEM 2.           PROPERTIES.

Executive Offices

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the vote of the holders of our company’s securities during the year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares were quoted for trading on the OTCBB on June 21, 1999 under the symbol “PFCS”. On February 15, 2002 our symbol changed to “MAVM” and on May 22, 2003 our symbol changed to “MVRM”. On August 29, 2006, our stock was delisted from the OTC Bulletin Board and on August 31, 2006. it commenced trading on the Pink Sheets LLC under the symbol “MVRM”. The following quotations obtained from the Pink Sheets LLC reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up or mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
December 31, 2008	$0.07	$0.01
September 30, 2008	$0.12	$0.04
June 30, 2008	$0.15	$0.01
March 31, 2008	$0.03	$0.01
December 31, 2007	$0.05	$0.03
September 30, 2007	$0.04	$0.03
June 30, 2007	$0.11	$0.03
March 31, 2007	$0.10	$0.04

Our common shares are issued in registered form. Pacific Stock Transfer Company, of 500 E. Warm Springs Road, Ste. 240, Las Vegas, NV 89119 (telephone: 702.361.3033; facsimile 702.433.1979) is the registrar and transfer agent for our common shares.

Holders of our Common Stock

As of March 25, 2009, we have 134 registered stockholders and 96,907,208 shares issued and outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

Pursuant to the terms of the Debt Settlement Agreement, the Company issued to one accredited investor 89,500,000 shares of its common stock at a deemed price of US$0.005 per share in settlement of a US$447,500 debt owed to the accredited investor. The shares were issued pursuant to Rule 506 of Regulation D.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

The following table provides a summary of the number of stock options granted under the qualifying and non-qualifying stock option plans, the weighted average exercise price and the number of stock options remaining available for issuance under the qualifying and non-qualifying stock option plans, all as at December 31, 2008:

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Plan of Operation

For the next twelve months we plan to continue to evaluate joint venture opportunities and oil and gas development and production prospects in West Texas and North West Texas and Saskatchewan. Our development work in Texas had been focused exclusively on optimizing existing non-producing wells on our previously owned 6,000 acre oil and gas lease in Nolan and Fisher counties outside of Sweetwater, Texas (the “Nolan Lease”).

While we no longer own the Nolan lease, we have through our efforts found a significant store of original core and drilling information unavailable for review since the 1970’s at the time of the original drilling. These records including logs and zone maps and are now in the Company’s possession.

We are in discussion with an experienced local geologist with the intention of re-modeling and analyzing the Nolan Lease with the benefit of this new data. We believe a reasonable joint venture opportunity exists on this lease with the provision of advanced analysis using our proprietary data. While previous workings by the Company were exclusively on pre-existing wells, new modeling may identify one or several drill sites identified as “proven, non-developed” by an independent geologist working for the Company in 2005. That work resulted in an SX-10 reserve report. Previously drilled wells on the property have averaged 200,000 accumulated barrels of oil production over the life of the wells. New modeling may also enhance recovery prospects “up pipe” in previously discovered but non-produced zones which could benefit from modern completion techniques.

The company is evaluating new ventures in South Texas with the goal of acquiring lease rights to deep zone natural gas. The south coast of Texas has historically produced large volumes of natural gas from depths below 10,000 feet. A prospective productive deep zone in the area is known as the “Meek Sand” found in the Wilcox section. We have been working with a certified petroleum geologist with extensive experience in the area analyzing prospective prospects for this type of exploration. In addition, we have consulted with independent consulting geologists to review data we have received on target leases. At the time of this report no decisions have been made on selecting a specific project and no agreements have been entered into however the company remains actively involved in this endeavor.

Increased expansion of the oil and gas sector in Saskatchewan, Canada may lead to joint venture opportunities in this region. The management of the company has been based in Saskatchewan in the recent past and has existing relationships with individuals and companies financing and producing oil in this jurisdiction. We expect to evaluate a number of joint venture opportunities in Saskatchewan in the next twelve months.

Our estimated expenses over the next twelve months are as follows:

Cash Requirements during the Next Twelve Months

($)
General, Administrative and Corporate Expenses	150,000
Consulting and Due Diligence, Texas and Saskatchewan	60,000
Professional Fees	80,000
Joint Venture Programs	1,000,000
Total	$1,290,000

To date we have funded our operations primarily with loans from shareholders. In addition to funding our general, administrative and corporate expenses we are obligated to address certain current liabilities. We will need to raise additional funds to meet these current liabilities. To raise these funds we may be required to increase shareholder loans, incur new borrowings or issue new equity which may be dilutive to existing shareholders. We currently have no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to our company. Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of our operations.

Any advance in the oil and gas development strategy set-out herein will require additional funds. These funds may be raised through equity financing, debt financing or other sources which may result in further dilution of the shareholders percentage ownership in the company. See “Future Financing”, below.

On November 21, 2008, Pride of Aspen LLC executed a Deed of Release pursuant to which Pride of Aspen LLC has released the Company from any obligation to repay the sum of $311,400 (including all interest and other charges) owed to Pride of Aspen LLC.

On February 13, 2009, we entered into a loan agreement with Senergy Partners LLC (“Senergy”), a private Nevada limited liability corporation, pursuant to which the Company received a revolving loan of up to US$1,000,000 (the “Credit Facility”). The outstanding principal amount of the Credit Facility together with all accrued and unpaid interest and all other amounts outstanding thereunder are due and payable in full on December 31, 2012, the maturity date. Outstanding principal under the Credit Facility bears interest at an annual rate of 8%. As a condition of the Credit Facility, the Company agreed to use funds received under the Credit Facility solely for the purpose of funding ongoing general and administrative expenses, consulting and due diligence expenses, or professional fees and joint venture programs.

In consideration of Senergy entering into the Credit Facility, the Company agreed to enter into a debt settlement and subscription agreement (the “Debt Settlement Agreement”) with Senergy dated as of February 13, 2009. Pursuant to the terms of the Debt Settlement Agreement, the Company agreed to issue to Senergy 89,500,000 shares of its common stock at a deemed price of US$0.005 per share in settlement of a US$447,500 debt owed to Senergy.

In connection with our entry into the Credit Facility and Debt Settlement Agreement with Senergy, the Company entered into an Assignment and Assumption Agreement (the “Assignment Agreement”) with Senergy and Art Brokerage, Inc. (“ABI”) pursuant to which ABI assigned to Senergy all its right, title and interest to a debt (the “Assigned Debt”) of US$447,500 owed by the Company to ABI. Maverick executed the Assignment Agreement solely to consent to and acknowledge the assignment of the Assigned Debt as contemplated by the agreement.

RESULTS OF OPERATIONS

Our operating results for the years ended December 31, 2007 and 2008 are summarized as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Percentage Increase/(Decrease)
Revenue	-	-	N/A
Expenses	$204,571	$192,410	6.3%
Other Expenses (Income)	$(314,522)	-	100%
Net Income (loss)	$109,951	$(192,410)	157.1%

Revenues

We have had no operating revenues for the years ended December 31, 2008 and 2007. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended December 31,
			Percentage
	2008	2007	Increase /
			(Decrease)
Audit Fees	$56,126	$64,616	(13.2%	)

	Year Ended December 31,
			Percentage
	2008	2007	Increase /
			(Decrease)
Accounting, legal, engineering & consulting, investor relations	39,710	24,156	64.4%
Management fees and stock based compensation	90,000	90,000	0.0%
Office	1,648	1,365	20.7%
Transfer agent fees	5,665	375	1,410.7%
Travel	11,422	11,898	(4.0%	)
Total Expenses	$204,571	$192,410	6.3%

General and Administrative

The increase in our general and administrative expenses for the year ended December 31, 2008 was primarily due to: (i) the increase in legal fees from 2007 to 2008 due to filings of previous years and quarterly statements per Securities Exchange Act of 1934 in 2008; and (ii) the increase in filings has consistently increased transfer agent fees associated to the number of filings made in 2008 compared to that in 2007 for the periodic reports under the Securities Exchange Act of 1934.

Working Capital

	Year Ended December 31, 2008	Year Ended December 31, 2007
Current Assets	$-	$96
Current Liabilities	790,634	1,348,781
Working Capital Deficiency	(790,634)	(1,348,685)

Cash Flows

	Year Ended December 31, 2008	Year Ended December 31, 2007
Cash used in Operating Activities	$(223,739)	$(128,933)
Cash provided by Investing Activities	-	-
Cash provided by Financing Activities	223,643	129,000
Net Decrease in Cash	(96)	67

As the Company’s activity has declined over the period from 2007 to 2008, so have its cash expenditures. Funding for operating and investing activities was provided by non-interest bearing advances from a lender.

We had bank overdraft of $669 and negative working capital of $790,634 as of December 31, 2008 compared to cash on hand of $96 and negative working capital of $1,348,685 for the year ended December 31, 2007. We anticipate that we will incur approximately $1,290,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

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

Loans Payable

The Company has the following loans payable. These amounts are unsecured, bear no interest, with no specific terms of repayment.

	December 31, 2008	December 31, 2007
Art Brokerage	$1,059,014(1)	$836,640
Pride of Aspen Associates LLC	-(2)	311,400
Mr. Alonzo B. Leavell	20,000	20,000
TOTAL	$1,079,014	$1,168,040

(1)

The Company entered into an Assignment and Assumption Agreement (the “Assignment Agreement”) with Senergy and Art Brokerage, Inc. (“ABI”) pursuant to which ABI assigned to Senergy all its right, title and interest to a debt (the “Assigned Debt”) of US$447,500 owed by the Company to ABI.

(2)

On November 21, 2008, Pride of Aspen LLC executed a Deed of Release pursuant to which Pride of Aspen LLC has released the Company from any obligation to repay the sum of $311,400 (including all interest and other charges) owed to Pride of Aspen LLC.

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 25, 2009, we had cash of $316 and we estimate that we will require approximately $1,290,000 to fund our business operations over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the December 31, 2008 and 2007 consolidated financial statements which are included with this annual report. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

Future Financings

As of March 25, 2009, we had cash of $316 and we estimate that we will require approximately $1,290,000 to fund our business operations over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. Thestandard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The Corporation is currently reviewing the guidance, which is effective for fiscal years beginning after December 15, 2008, to determine the potential impact, if any, on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. The standard requires all entities to report noncontrolling (minority) interests as equity in consolidated financial statements. SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Corporation is currently reviewing the guidance, which is effective for fiscal years beginning after December 15, 2008, to determine the potential impact, if any, on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In May 2008, the FASB issued SFAS 162 “The Hierarchy of Generally Accepted Accounting Principles” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BDO Dunwoody LLP	600 Cathedral Place
Chartered Accountants	925 West Georgia Street
Vancouver, BC, Canada V6C 3L2
Telephone: (604) 688-5421
Telefax: (604) 688-5132
E-mail: vancouver@bdo.ca
www.bdo.ca

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
Maverick Minerals Corporation
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Maverick Minerals Corporation (an Exploration Stage Company) as of December 31, 2008 and 2007 and the consolidated statements of operations and comprehensive income (loss), cash flows and changes in capital deficit for the years then ended and the period from inception (April 21, 2003) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Maverick Minerals Corporation as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and for the period from inception (April 21, 2003) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had an accumulated deficit of $1,802,618 and negative working capital of $790,634 at December 31, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada
April 9, 2008

BDO Dunwoody LLP is a Limited Liability Partnership registered in Ontario

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	December 31	December 31
	2008	2007

Current Assets
Cash	$-	$96
TOTAL ASSETS	$-	$96

Current Liabilities
Bank overdraft	$669	$-
Accounts payable (Note 4)	151,413	130,741
Accrued liabilities	7,038	50,000
Loans payable (Note 3)	631,514	1,168,040
TOTAL CURRENT LIABILITIES	790,634	1,348,781
Long Term Liabilities
Loans payable (Note 3)	447,500	-
TOTAL LIABILITIES	1,238,134	1,348,781

Capital Deficit
Capital Stock (Note 5)
Authorized:
100,000,000 common shares at $0.001 par value
Issued and fully paid 27,407,208 (2007 - 27,407,208) common shares
Par value	27,407	27,407
Share subscription receivable	-	(600)
Additional paid-in capital	536,204	536,204
Deficit, accumulated during the exploration stage	(1,802,618)	(1,912,569)
Accumulated other comprehensive income	873	873
TOTAL CAPITAL DEFICIT	(1,238,134)	(1,348,685)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$-	$96

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in U.S. Dollars)

	Cumulative From
	Date of Inception
	(April 21, 2003)	Year Ended
	to December 31	December 31
	2008	2008	2007
General and administration expenses
Audit fees	$263,147	$56,126	$64,616
Freight	7,600	-	-
Insurance	186,297	-	-
Accounting, legal, engineering & consulting,
investor relations	232,036	39,710	24,156
Management fees and stock based compensation (Note 4)	823,518	90,000	90,000
Office	57,582	1,648	1,365
Telephone and utilities	83,059	-	-
Transfer agent fees	13,115	5,665	375
Travel	189,744	11,422	11,898
Wages and benefits	86,588	-	-
Gain on disposal of assets	(795,231)	-	-
Loss from operations	(1,147,455)	(204,571)	(192,410)
Other income (expenses)
Interest expense	(49,357)	-	-
Loss on settlement of loan payable	(71,600)	-	-
Gain on foreign exchange	3,122	3,122
Gain on liabilities write-off (Note 3)	612,373	311,400	-
	494,538	314,522	-

Income (loss) from continuing operations	(652,917)	109,951	(192,410)

Loss from discontinued operations	(1,149,701)	-	-

Income (loss) for the period	(1,802,618)	109,951	(192,410)
Other Comprehensive Income
Foreign currency translation adjustments	873	-	-
Comprehensive Income (loss)	$(1,801,745)	$109,951	$(192,410)

Income (loss) per share - basic and diluted		$0.00	($0.01)
Weighted average shares outstanding - basis and diluted		27,407,208	27,407,208

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	Cumulative From
	Date of Inception
	(April 21, 2003)	Year Ended
	to December 31	December 31
	2008	2008	2007
Operating Activities
Net income (loss) for the period	$(1,802,618)	$109,951	$(192,410)
Adjustments to reconcile net income (loss) for the period
to cash flows used in operating activities
Impairment of investment in oil and gas leases	419,959	-	-
Gain on disposal of assets	(933,995)	-	-
Gain on liabilities write-off	(612,373)	(311,400)	-
Stock based compensation	196,559	-	-
Depreciation	277,578	-	-
Shares issued for services	105,000	-	-
Loss on settlement of loan payable	71,600	-	-
Changes in non-cash working capital items	-	-	-
Prepaid expenses	-	-	3,186
Accounts payable	1,611,772	20,672	94,771
Accrued liabilities	7,038	(42,962)	(34,480)
Cash used in operating activities	(659,480)	(223,739)	(128,933)

Investing Activities
Investment in oil and gas leases	(474,959)	-	-
Purchase of property and equipment	(311,367)	-	-
Cash used in investing activities	(786,326)	-	-

Financing Activities
Proceeds from bank overdraft	669	669	-
Shares issued for cash	53,850	600	-
Proceeds from loans payable	1,390,414	222,374	129,000
Cash provided by financing activities	1,444,933	223,643	129,000

Increase (decrease) in Cash during the period	(873)	(96)	67
Effect of cumulative currency translation	873	-	-
Cash, beginning of the period	-	96	29
Cash, end of the period	$-	$-	$96

Supplemental Cash Flow information
Interest paid	$35,000	$-	$-
Non-cash investing and financing activities:
Impairment in oil and gas leases	419,959	-	-
Investment in oil and gas leases in exchange
for notes payable to Veneto	1,400,000	-	-
Transfer of leases in settlement of notes payable	1,400,000	-	-
Assignment of accounts payable from transfer of leases	193,764	-	-
Settlement of loan payable	53,700	-	-
Forgiveness of related party balances payable	1,027,791	-	-
Forgiveness of loan payable	311,400	311,400	-

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Statement of Changes in Capital Deficit
For the Period From date of inception on April 21, 2003 to December 31, 2008
(Expressed in U.S. Dollars)

	Number of	Par Value	Additional	Share	Deficit	Other	Total
	Common	@$0.001	Paid-in	Subscription	Accumulated in the	Comprehensive	Capital
	Shares	Per Share	Capital	Receivable	Exploration Stage	Loss	Deficit
Balance, April 21, 2003	100	$-	$-	$-	$-	$-	$-
Adjustment for the issuance of
common stock on recapitalization	37,580,400	37,580	(37,580)	-	-	-	-
	37,580,500	37,580	(37,580)	-	-	-	-
Adjustment to capital deficit of the
Company at the recapitalization date	4,176,026	4,176	(949,065)	-	-	-	(944,889)
	41,756,526	41,756	(986,645)	-	-	-	(944,889)
Shares issued for management services (Note 5)	1,500,000	1,500	103,500	-	-	-	105,000
Currency translation adjustment	-	-	-	-	-	873	873
Net loss for the period	-	-	-	-	(626,985)	-	(626,985)
Balance, December 31, 2003	43,256,526	43,256	(883,145)	-	(626,985)	873	(1,466,001)
Shares issued for cash (Note 5)	10,000,000	10,000	15,000	-	-	-	25,000
Shares subscribed but unissued	-	27,500	-	-	-	-	27,500
Forgiveness of related party balances payable	-	-	1,027,791	-	-	-	1,027,791
Net income for the year	-	-	-	-	71,698	-	71,698
Balance, December 31, 2004	53,256,526	80,756	159,646	-	(555,287)	873	(314,012)
Shares subscribed but unissued	-	(27,500)	-	-	-	-	(27,500)
Shares issued for cash (Note 5)	27,500,000	27,500	-	-	-	-	27,500
Cancellation of shares (Note 5)	(54,379,318)	(54,379)	54,379	-	-	-	-
Compensation expense on share cancellation (Note 5)	-	-	44,720	-	-	-	44,720
Shares issued for loan payable settlement (Note 5)	895,000	895	124,405	-	-	-	125,300
Shares issued for cash (Note 5)	75,000	75	675	-	-	-	750
Stock based compensation	-	-	140,438	-	-	-	140,438
Net loss for the year	-	-	-	-	(1,036,098)	-	(1,036,098)
Balance, December 31, 2005	27,347,208	27,347	524,263	-	(1,591,385)	873	(1,038,902)
Shares issued for cash (Note 5)	60,000	60	540	(600)	-	-	-
Stock based compensation	-	-	11,401	-	-	-	11,401
Net loss for the year	-	-	-	-	-128,774	-	(128,774)
Balance, December 31, 2006	27,407,208	27,407	536,204	(600)	(1,720,159)	873	(1,156,275)
Net loss for the period	-	-	-	-	-192,410	-	(192,410)
Balance, December 31, 2007	27,407,208	27,407	536,204	(600)	(1,912,569)	873	(1,348,685)
Share subscriptions paid (Note 5)	-	-	-	600	-	-	600
Net income for the year	-	-	-	-	109,951	-	109,951
Balance, December 31, 2008	27,407,208	$27,407	$536,204	$-	$(1,802,618)	$873	$(1,238,134)

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
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

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2008, the Company has negative working capital of $790,934 (2007 - $1,348,685), and has an accumulated deficit of $1,802,618 at December 31, 2008. The continuation of the Company is dependent upon obtaining a successful new exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $1,290,000 over the twelve months ending December 31, 2009 to continue operations. The majority of this anticipated requirement will be funded by the $1,000,000 revolving loan the Company obtained subsequent to December 31, 2009. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $790,634. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to continue the development of the Company's explorations activities, and for other working capital purposes.

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
December 31, 2008 and 2007
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

Estimates of undiscounted future cash flows used for conducting impairment tests are subject to significant judgment decisions based on assumptions of highly uncertain future factors such as, crude oil prices, production quantities, estimates of recoverable reserves, and production and transportation costs. No impairment write-downs were determined necessary at December 31, 2008 or 2007.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

(h)	Stock-Based Compensation

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

There were no stock options granted or outstanding during 2008 or 2007.

(i)	Earnings (Loss) Per Share

The Company uses the “Treasury Stock Method” to calculate earnings (loss) per common share. Under this method basic earnings (loss) per share is based on the weighted average aggregate number of common shares outstanding during each period. The diluted earnings per share assumes that the outstanding stock options had been exercised at the beginning of the period.

For the years ended December 31, 2008 and 2007, there were no common equivalent shares.

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

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

(l)	Income Taxes

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The Corporation is currently reviewing the guidance, which is effective for fiscal years beginning after December 15, 2008, to determine the potential impact, if any, on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. The standard requires all entities to report noncontrolling (minority) interests as equity in consolidated financial statements. SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Corporation is currently reviewing the guidance, which is effective for fiscal years beginning after December 15, 2008, to determine the potential impact, if any, on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In May 2008, the FASB issued SFAS 162 “The Hierarchy of Generally Accepted Accounting Principles” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

Note 3.	LOANS PAYABLE

The Company has the following loans payable. These amounts are unsecured, bear no interest, with no specific terms of repayment.

	December 31,	December 31,
	2008	2007
Art Brokerage – Current	$611,514	$836,640
Pride of Aspen Associates LLC	-	311,400
Mr. Alonzo B. Leavell	20,000	20,000
	631,514	1,168,040
Art Brokerage – Long Term	447,500	-
	$1,079,014	$1,168,040

On November 21, 2008, Pride of Aspen Associates LLC (“Pride of Aspen”) executed a Deed of Release pursuant to which Pride of Aspen released the Company from any obligation to repay the sum of $311,400 owed to Pride of Aspen LLC for Nil consideration.

A portion of the Art Brokerage loan has been classified as long-term debt as at December 31, 2008 in accordance with FAS 6, Classification of Short-Term Obligations Expected to be Refinanced, since the Company had entered into the Debt Settlement Agreement (Note 9 (d)) on February 13, 2009, with Synergy Partners LLC (“Synergy”), before the financial statements were issued.

Note 4.	RELATED PARTY TRANSACTIONS

On June 5, 2005, the Company entered into a management agreement with its chief executive officer (“CEO”). The agreement was for a term of two years with an annual fee of $90,000 and expired on May 31, 2007. A new management agreement has not been signed and it has been assumed that the previous management agreement is still in effect until a new agreement has been entered into.

Management fees of $90,000 are charged to expense in these financial statements for the year ended December 31, 2008 (2007 - $90,000) There are management fees payable of $75,941 at December 31, 2008 (2007 - $70,813) that have been included in accounts payable.

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

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

Note 5.	SHARE CAPITAL - continued

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

In 2007 and 2008, there were no share capital transactions.

Note 6.	STOCK OPTION PLAN

Stock options

The stock option plan of the Company provides for the granting of up to 3,000,000 stock options to key employees, directors and consultants, of common shares of the Company. Under the stock option plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Board of Directors.

There were no stock options granted or outstanding during 2008 or 2007.

Note 7.	INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2008 and 2007 are presented below:

	2008	2007

Operating losses	$237,353	$273,675
Capital losses	96,626	96,626
Valuation allowance	(333,979)	(370,301)
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

Note 7.	INCOME TAXES - continued

The provision for income taxes differs from the amount estimated using the United States federal statutory income tax rate as follows:

	For the year	For the year
	ended	ended
	December 31,	December 31,
	2008	2007
Income tax expense (recovery) based on federal US
statutory rates	$37,383	$(65,419)
Non-deductible gain on foreign exchange	(1,061)	-
Increase (decrease) in valuation allowance	(36,322)	65,419
	$-	$-

At December 31, 2008, the Company had estimated losses carried forward of approximately $698,097 (2007- $804,926) that may be available to offset future income tax purposes. The potential tax benefits have been fully allowed for in the valuation allowance in these financial statements. These Federal and state net operating loss carryforwards begin to expire on various dates from 2025 through 2028. A portion of these net operating losses are subject to the limitations of Internal Revenue Code Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for Federal tax purposes (Note 9).

On January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). The Company files income tax returns in the United States. All of the Company’s tax returns are subject to tax examinations until respective statue of limitation. The Company currently has no tax years under examination.

Based on management’s assessment of FIN 48, the Company concluded that the adoption of FIN 48, as of January 1, 2007, had no significant impact on our results of operations or financial position, and required no adjustment to the opening balance sheet accounts. The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of December 31, 2007 and 2008. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within twelve months of the reporting date.

Note 8.	FINANCIAL INSTRUMENTS

(a)	Interest rate Risk:

It is management's opinion that the Corporation is not exposed to significant interest rate risk

(b)	Credit Risk:

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

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

Note 9.	SUBSEQUENT EVENTS

Subsequent to December 31, 2008,

(a)

On February 2, 2009 a major shareholder returned to treasury 20,000,000 common shares of the corporation. The return to treasury preceded an agreement with the Company’s main creditor and an affiliate of that creditor for the conversion of outstanding debt to equity, ongoing operating funding and a project acquisition facility

(b)

The Company entered into a loan agreement with Synergy on February 13, 2009, pursuant to which the Company established an unsecured revolving loan of up to $1,000,000 (the “Credit Facility”). The outstanding principal amount of the Credit Facility together with all the accrued and unpaid interest and all other amounts outstanding there under are due and payable in full on December 31, 2012, the maturity date. Outstanding principal under the Credit Facility bears interest at an annual rate of 8%.

(c)

In connection with the Company entering into the Credit Facility and Debt Settlement Agreement with Synergy, the Company entered into an Assignment and Assumption Agreement with Synergy and Art Brokerage, Inc. (“ABI”) dated February 13, 2009, pursuant to which ABI assigned to Synergy all of its right, title and interest to a debt (the “Assigned Debt”) of $447,500 owed by the Company to ABI.

(d)

On February 13, 2009, the Company entered into a debt settlement and subscription agreement (the “Debt Settlement Agreement”) with Synergy in consideration of Synergy entering into the Credit Facility. Pursuant to the terms of the Debt Settlement Agreement, the company agreed to issue to Synergy 89,500,000 shares of the Company common stock at a deemed price of $0.005 per share in settlement of a $447,500 debt owed to Synergy.

As a result of these transactions, Synergy acquired 89,500,000 shares or 92.3% of the Company’s issued and outstanding common stock. As a result of this subsequent change of control the Company’s Federal and state tax net operating loss carryforwards will be limited as defined by Section 382 of the Internal Revenue Code.

Note 10.	COMPARATIVE FIGURES

Certain comparative figures have been restated to conform to the current year’s presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A(T). Controls and Procedures.

     Evaluation of disclosure controls and procedures and remediation

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of December 31, 2008, including the remedial actions discussed above, and we have concluded that, as of December 31, 2008, our disclosure controls and procedures were ineffective as discussed in greater detail below. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures. Additionally, we are currently inactive as we seek new business opportunities

It should be noted that while our management believes our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of internal control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of December 31, 2008.

Based on its evaluation under the framework in Internal Control—Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of December 31, 2008, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Limitations on Effectiveness of Controls

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2008, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including:

(i)

Lack of a sufficient number of independent directors for our board and audit committee. We currently have no independent director on our board, which is comprised of one director. As a publicly-traded company, we strive to have a majority of our board of directors be independent;

(ii)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2008, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

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

Our company’s accounting personnel does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company’s December 31, 2008 consolidated financial statements.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2009 assessment of the effectiveness of our internal control over financial reporting.

Subject to receipt of additional financing, we intend to undertake the below remediation measures to address the material weaknesses described in this annual report. Such remediation activities include the following:

(1)

We continue to recruit two or more additional independent board members to join our board of directors and will consider the adoption of an audit committee at such time as additional board members are retained; and

(2)	We intend to continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position
Robert Kinloch	53	President, Chief Executive Officer, Chief Financial Officer and Director
Donald Kinloch	50	Secretary and Treasurer

Summary Background of Executive Officers and Directors

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

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

Family Relationships

Robert Kinloch and Donald Kinloch are brothers.

Significant Employees

We have no significant employees other than the directors and officers described above.

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

Audit Committee

The Company’s audit committee is composed of its directors and officers, Robert Kinloch and Donald Kinloch.

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Code of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our annual report on Form 10-KSB filed on April 24, 2008. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2008; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended December 31, 2008 and 2007, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Robert Kinloch President, Chief Executive Officer and Director	2008 2007	$90,000 $90,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$90,000 $90,000
Donald Kinloch Secretary and Treasurer	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Employment Contracts

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

Outstanding Equity Awards at Fiscal Year-End

We have a non-qualified stock option plan which became effective on September 12, 2002 and provides for the issuance of up to 3,000,000 shares of our common stock. We had no options outstanding during the year ended December 31, 2008.

Aggregated Options Exercised in the Year Ended December 31, 2008 and Year End Option Values

There were no stock options exercised during the year ended December 31, 2008.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended December 31, 2008.

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director’s fees or other compensation for services rendered as a director for the fiscal year ended December 31, 2008.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 25, 2009, there were 96,907,208 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class Directors and Officers:	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class (2)

Common Stock	Robert J. Kinloch 2501 Lansdowne Ave. Saskatoon, SK Canada S7J 1H3	736,228	*%

Common Stock	Donald Kinloch 302-95 Sidney St. Belleville, Ontario Canada K8P 1J6	250,000	*%

Common Stock	Directors and Officers as a group (two)	986,228	1.0%

Major Shareholders:

Common Stock	Senergy Partners LLC 2245 N. Green Valley Pkwy Suite 429 Henderson, NV 89014	89,500,000	92.3%

*Less than 1%

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

(2)	The percentage of class is based on 96,907,208 shares of common stock issued and outstanding as of March 25, 2009.

Changes in Control

On February 13, 2009, the Company entered into a loan agreement with Senergy, a private Nevada limited liability corporation, pursuant to which the Company received a revolving loan of up to US$1,000,000 (the “Credit Facility”). The outstanding principal amount of the Credit Facility together with all accrued and unpaid interest and all other amounts outstanding thereunder are due and payable in full on December 31, 2012, the maturity date. Outstanding principal under the Credit Facility bears interest at an annual rate of 8%. As a condition of the Credit Facility, the Company agreed to use funds received under the Credit Facility solely for the purpose of funding ongoing general and administrative expenses, consulting and due diligence expenses, or professional fees and joint venture programs.

In consideration of Senergy entering into the Credit Facility, Maverick agreed to enter into a debt settlement and subscription agreement (the “Debt Settlement Agreement”) with Senergy dated as of February 13, 2009. Pursuant to the terms of the Debt Settlement Agreement, the Company agreed to issue to Senergy 89,500,000 shares of its common stock at a deemed price of US$0.005 per share in settlement of a US$447,500 debt owed to Senergy. The shares were issued to Senergy pursuant to Rule 506 of Regulation D on the basis that Senergy represented that they are an “accredited investor” as such term is defined in Rule 501 of Regulation D. Senergy delivered appropriate investment representations satisfactory to Maverick with respect to this transaction and consented to the imposition of restrictive legends upon the certificates evidencing such shares.

In connection with our entry into the Credit Facility and Debt Settlement Agreement with Senergy, the Company entered into an Assignment and Assumption Agreement (the “Assignment Agreement”) with Senergy and Art Brokerage, Inc. (“ABI”) pursuant to which ABI assigned to Senergy all its right, title and interest to a debt (the “Assigned Debt”) of US$447,500 owed by the Company to ABI. The Company executed the Assignment Agreement solely to consent to and acknowledge the assignment of the Assigned Debt as contemplated by the agreement.

As a result of the above transactions a change in control of the Company has occurred. Senergy has acquired 89,500,000 shares or 92.3% of the Company’s issued and outstanding common stock. There are no arrangements or understandings among the Company and Senergy and/or its affiliates with respect to election of directors or other matters.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set out below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our company’s fiscal year ended December 31, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

On February 13, 2009, the Company entered into a loan agreement with Senergy Partners LLC (“Senergy”), a private Nevada limited liability corporation, pursuant to which the Company received a revolving loan of up to US$1,000,000 (the “Credit Facility”). The outstanding principal amount of the Credit Facility together with all accrued and unpaid interest and all other amounts outstanding thereunder are due and payable in full on December 31, 2012, the maturity date. Outstanding principal under the Credit Facility bears interest at an annual rate of 8%. As a condition of the Credit Facility, the Company agreed to use funds received under the Credit Facility solely for the purpose of funding ongoing general and administrative expenses, consulting and due diligence expenses, professional fees and joint venture programs.

In consideration of Senergy entering into the Credit Facility, the Company agreed to enter into a debt settlement and subscription agreement (the “Debt Settlement Agreement”) with Senergy dated as of February 13, 2009. Pursuant to the terms of the Debt Settlement Agreement, the Company agreed to issue to 89,500,000 shares of its common stock at a deemed price of US$0.005 per share in settlement of a US$447,500 debt owed to Senergy. In connection with our entry into the Credit Facility and Debt Settlement Agreement with Senergy, the Company entered into an Assignment and Assumption Agreement (the “Assignment Agreement”) with Senergy and Art Brokerage, Inc. (“ABI”) pursuant to which ABI assigned to Senergy all its right, title and interest to a debt (the “Assigned Debt”) of US$447,500 owed by the Company to ABI. The Company executed the Assignment Agreement solely to consent to and acknowledge the assignment of the Assigned Debt as contemplated by the agreement. As a result of the above transactions a change in control of the Company has occurred. Senergy has acquired 89,500,000 shares or 92.3% of the Company’s issued and outstanding common stock. There are no arrangements or understandings among the Company and Senergy and/or its affiliates with respect to election of directors or other matters.

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

Director Independence

Our common stock is quoted on the Pink Sheets LLC, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Mr. Robert Kinloch is our chief executive officer and president and our sole director. As a result, we do not have any independent directors.

As a result of our limited operating history and limited resources, our management believes that we will have difficulty in attracting independent directors. In addition, we would be likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

Board of Directors

Our board of directors facilitates its exercise of independent supervision over management by endorsing the guidelines for responsibilities of the board as set out by regulatory authorities on corporate governance in the United States. Our board’s primary responsibilities are to supervise the management of our company, to establish an appropriate corporate governance system, and to set a tone of high professional and ethical standards.

The board is also responsible for:

  selecting and assessing members of the Board;
  choosing, assessing and compensating the Chief Executive Officer of our company, approving the compensation of all executive officers and ensuring that an orderly management succession plan exists;
  reviewing and approving our company’s strategic plan, operating plan, capital budget and financial goals, and reviewing its performance against those plans;
  adopting a code of conduct and a disclosure policy for our company, and monitoring performance against those policies;
  ensuring the integrity of our company’s internal control and management information systems;
  approving any major changes to our company’s capital structure, including significant investments or financing arrangements; and
  reviewing and approving any other issues which, in the view of the Board or management, may require Board scrutiny.

Orientation and Continuing Education

We have an informal process to orient and educate new recruits to the board regarding their role of the board, our committees and our directors, as well as the nature and operations of our business. This process provides for an orientation with key members of the management staff, and further provides access to materials necessary to inform them of the information required to carry out their responsibilities as a board member. This information includes the most recent board approved budget, the most recent annual report, the audited financial statements and copies of the interim quarterly financial statements.

The board does not provide continuing education for its directors. Each director is responsible to maintain the skills and knowledge necessary to meet his or her obligations as directors.

Nomination of Directors

The board is responsible for identifying new director nominees. In identifying candidates for membership on the board, the board takes into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity and the extent to which the candidate would fill a present need on the board. As part of the process, the board, together with management, is responsible for conducting background searches, and is empowered to retain search firms to assist in the nominations process. Once candidates have gone through a screening process and met with a number of the existing directors, they are formally put forward as nominees for approval by the board.

Assessments

The board intends that individual director assessments be conducted by other directors, taking into account each director’s contributions at board meetings, service on committees, experience base, and their general ability to contribute to one or more of our company’s major needs. However, due to our stage of development and our need to deal with other urgent priorities, the board has not yet implemented such a process of assessment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2008 and December 31, 2007 for professional services rendered by BDO Dunwoody LLP, Chartered Accountants, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Audit Fees	$90,000	$50,000
Audit Related Fees	-	-
Tax Fees	$15,250	-
All Other Fees	-	-
Total	$105,250	$50,000

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year along with reviews of interim quarterly financial statements and involvement with various in arrears filing earlier in 2008. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by BDO Dunwoody LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining BDO Dunwoody LLP.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference from our Form 10-SB Registration Statement, filed on August 8, 1999)
3.2	Amended and Restated Bylaws (incorporated by reference from our Annual Report on Form 10- KSB, filed on April 24, 2008)
4.1	Specimen Stock Certificate (incorporated by reference from our Form 10-SB Registration Statement, filed on August 8, 1999)
10.1	Non-Qualified Stock Option Plan (incorporated by reference from our Form S-8 Registration Statement, filed on September 12, 2002)
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

10.8	Management Agreement dated as at June 1, 2005 between Maverick Minerals Corp. and Robert Kinloch (incorporated by reference from our Quarterly Report on Form 10-QSB for the period ended June 30, 2006)
10.9	Deed of Release dated November 31, 2008 with Pride of Aspen LLC (incorporated by reference from our Current Report on Form 8-K filed on December 3, 2008)
10.10

Assignment and Assumption Agreement dated February 10, 2009 among Art Brokerage, Inc., Senergy Partners LLC and Maverick Minerals Corp. (incorporated by reference from our Current Report on Form 8-K filed on February 20, 2009)

10.11*	Loan Agreement dated as of February 13, 2009 between Maverick Minerals Corp. and Senergy Partners LLC
10.12

Debt Settlement and Subscription Agreement dated as of February 13, 2009 between Maverick Minerals Corp. and Senergy Partners LLC (incorporated by reference from our Current Report on Form 8-K filed on February 20, 2009)

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 24, 2008)
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAVERICK MINERALS CORPORATION

By	/s/ Robert Kinloch
Robert Kinloch
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	April 9, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Robert Kinloch
Robert Kinloch
Sole director, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	April 9, 2009