Form 10-K/A
period 2008-12-31
MAVERICK MINERALS CORP
filed 2009-05-04
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

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
Not Applicable

EXPLANATORY NOTE

This Amendment No. 1 (this "Amendment") to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 of Maverick Minerals Corporation. (“Maverick”) filed on April 13, 2009 (the “Original Filing”), is being filed for the purpose of correcting a typographical error with respect to the date of the audit report included with Maverick’s audited financial statements for the years ended December 31, 2007 and 2008.

Other than as expressly set forth above, this Amendment does not, and does not purport to, update or restate the information in any Item of the Original Filing or reflect any events that have occurred after the Original Filing was filed.  The filing of this Amendment shall not be deemed an admission that the Form 10-K, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

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
April 9, 2009

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

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Statement of Changes in Capital Deficit
For the Period From date of inception on April 21, 2003 to December 31, 2008
(Expressed in U.S. Dollars)

	Number of	Par Value	Additional	Share	Deficit	Other	Total
	Common	@$0.001	Paid-in	Subscription	Accumulated in the	Comprehensive	Capital
	Shares	Per Share	Capital	Receivable	Exploration Stage	Loss	Deficit
Balance, April 21, 2003	100	$-	$-	$-	$-	$-	$-
Adjustment for the issuance of
common stock on recapitalization	37,580,400	37,580	(37,580)	-	-	-	-
	37,580,500	37,580	(37,580)	-	-	-	-
Adjustment to capital deficit of the
Company at the recapitalization date	4,176,026	4,176	(949,065)	-	-	-	(944,889)
	41,756,526	41,756	(986,645)	-	-	-	(944,889)
Shares issued for management services (Note 5)	1,500,000	1,500	103,500	-	-	-	105,000
Currency translation adjustment	-	-	-	-	-	873	873
Net loss for the period	-	-	-	-	(626,985)	-	(626,985)
Balance, December 31, 2003	43,256,526	43,256	(883,145)	-	(626,985)	873	(1,466,001)
Shares issued for cash (Note 5)	10,000,000	10,000	15,000	-	-	-	25,000
Shares subscribed but unissued	-	27,500	-	-	-	-	27,500
Forgiveness of related party balances payable	-	-	1,027,791	-	-	-	1,027,791
Net income for the year	-	-	-	-	71,698	-	71,698
Balance, December 31, 2004	53,256,526	80,756	159,646	-	(555,287)	873	(314,012)
Shares subscribed but unissued	-	(27,500)	-	-	-	-	(27,500)
Shares issued for cash (Note 5)	27,500,000	27,500	-	-	-	-	27,500
Cancellation of shares (Note 5)	(54,379,318)	(54,379)	54,379	-	-	-	-
Compensation expense on share cancellation (Note 5)	-	-	44,720	-	-	-	44,720
Shares issued for loan payable settlement (Note 5)	895,000	895	124,405	-	-	-	125,300
Shares issued for cash (Note 5)	75,000	75	675	-	-	-	750
Stock based compensation	-	-	140,438	-	-	-	140,438
Net loss for the year	-	-	-	-	(1,036,098)	-	(1,036,098)
Balance, December 31, 2005	27,347,208	27,347	524,263	-	(1,591,385)	873	(1,038,902)
Shares issued for cash (Note 5)	60,000	60	540	(600)	-	-	-
Stock based compensation	-	-	11,401	-	-	-	11,401
Net loss for the year	-	-	-	-	(128,774)	-	(128,774)
Balance, December 31, 2006	27,407,208	27,407	536,204	(600)	(1,720,159)	873	(1,156,275)
Net loss for the period	-	-	-	-	(192,410)	-	(192,410)
Balance, December 31, 2007	27,407,208	27,407	536,204	(600)	(1,912,569)	873	(1,348,685)
Share subscriptions paid (Note 5)	-	-	-	600	-	-	600
Net income for the year	-	-	-	-	109,951	-	109,951
Balance, December 31, 2008	27,407,208	$27,407	$536,204	$-	$(1,802,618)	$873	$(1,238,134)

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

10.11	Loan Agreement dated as of February 13, 2009 between Maverick Minerals Corp. and Senergy Partners LLC
10.12

Debt Settlement and Subscription Agreement dated as of February 13, 2009 between Maverick Minerals Corp. and Senergy Partners LLC (incorporated by reference from our Current Report on Form 8-K filed on February 20, 2009)

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 24, 2008)
21.1	List of Subsidiaries
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAVERICK MINERALS CORPORATION

By	/s/ Robert Kinloch
Robert Kinloch
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	April 30, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Robert Kinloch
Robert Kinloch
Sole director, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	April 30, 2009