Form 10-Q
period 2009-03-31
MAVERICK MINERALS CORP
filed 2009-05-15
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes[ x ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[ ] No[ ]

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

1

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of May 7, 2009, there were 96,907,208 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
Unaudited

	March 31	December 31
	2009	2008

TOTAL ASSETS	$-	$-

Current Liabilities
Bank overdraft	$3,470	$669
Accounts payable (Note 4)	138,046	151,413
Accrued liabilities	1,000	7,038
Loans payable (Note 3)	694,514	631,514
TOTAL CURRENT LIABILITIES	837,030	790,634

Long Term Liabilities
Loans payable (Note 3)	-	447,500
	837,030	1,238,134

Capital Deficit
Capital Stock
Authorized:
100,000,000 common shares at $0.001 par value
Issued and fully paid 96,907,208 (2007 - 27,407,208) common shares
Par value (Note 5)	96,907	27,407
Additional paid-in capital (Note 5)	4,046,704	536,204
Deficit, accumulated during the exploration stage	(4,981,514)	(1,802,618)
Accumulated other comprehensive income	873	873
TOTAL CAPITAL DEFICIT	(837,030)	(1,238,134)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. Dollars)
Unaudited

	Cumulative From
	Date of Inception
	(April 21, 2003)	Three months Ended
	to March 31,	March 31
	2009	2009	2008

General and administration expenses
Audit fees	$274,873	$11,726	$-
Freight	7,600	-	-
Insurance	186,297	-	-
Accounting, legal, engineering & consulting,
investor relations	239,486	7,451	13,352
Management fees and stock based compensation (Note 4)	846,018	22,500	22,500
Office	58,133	551	250
Telephone and utilities	83,059	-	-
Transfer agent fees	13,115	-	43
Travel	193,913	4,168	4,292
Wages and benefits	86,588	-	-
Gain on disposal of assets	(795,231)	-	-
Loss from continuing operations before other income	(1,193,851)	(46,396)	(40,437)
Other income (expenses)
Interest expense	(49,357)	-	-
Loss on settlement of loan payable (Note 5)	(3,204,100)	(3,132,500)	-
Gain on foreign exchange	3,122	-	-
Gain on liabilities write-off	612,373	-	-
	(2,637,962)	(3,132,500)	-

Loss from continuing operations	(3,831,813)	(3,178,896)	(40,437)

Loss from discontinued operations	(1,149,701)	-	-
Loss for the period	(4,981,514)	(3,178,896)	(40,437)
Other Comprehensive Income
Foreign currency translation adjustments	873	-	-
Comprehensive Loss	$(4,980,641)	$(3,178,896)	$(40,437)
Loss per share - basic and diluted		$(0.05)	$(0.00)
Weighted average shares outstanding		63,057,208	27,407,208

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Statement of Changes in Capital Deficit
For the Period From date of inception on April 21, 2003 to March 31, 2009
(Expressed in U.S. Dollars)
Unaudited

					Deficit
	Number of	Par Value	Additional	Share	Accumulated in	Other	Total
	Common	@$0.001	Paid-in	Subscription	the Exploration	Comprehensive	Capital
	Shares	Per Share	Capital	Receivable	Stage	Loss	Deficit
Balance, April 21, 2003	100	$-	$-	$-	$-	$-	$-
Adjustment for the issuance of
common stock on recapitalization	37,580,400	37,580	(37,580)	-	-	-	-
	37,580,500	37,580	(37,580)	-	-	-	-
Adjustment to capital deficit of the
Company at the recapitalization date	4,176,026	4,176	(949,065)	-	-	-	(944,889)
	41,756,526	41,756	(986,645)	-	-	-	(944,889)
Shares issued for management services (Note 5)	1,500,000	1,500	103,500	-	-	-	105,000
Currency translation adjustment	-	-	-	-	-	873	873
Net loss for the period	-	-	-	-	(626,985)	-	(626,985)
Balance, December 31, 2003	43,256,526	43,256	(883,145)	-	(626,985)	873	(1,466,001)
Shares issued for cash (Note 5)	10,000,000	10,000	15,000	-	-	-	25,000
Shares subscribed but unissued	-	27,500	-	-	-	-	27,500
Forgiveness of related party balances payable	-	-	1,027,791	-	-	-	1,027,791
Net income for the year	-	-	-	-	71,698	-	71,698
Balance, December 31, 2004	53,256,526	80,756	159,646	-	(555,287)	873	(314,012)
Shares subscribed but unissued	-	(27,500)	-	-	-	-	(27,500)
Shares issued for cash (Note 5)	27,500,000	27,500	-	-	-	-	27,500
Cancellation of shares (Note 5)	(54,379,318)	(54,379)	54,379	-	-	-	-
Compensation expense on share cancellation (Note 5)	-	-	44,720	-	-	-	44,720
Shares issued for loan payable settlement (Note 5)	895,000	895	124,405	-	-	-	125,300
Shares issued for cash (Note 5)	75,000	75	675	-	-	-	750
Stock based compensation	-	-	140,438	-	-	-	140,438
Net loss for the year	-	-	-	-	(1,036,098)	-	(1,036,098)
Balance, December 31, 2005	27,347,208	27,347	524,263	-	(1,591,385)	873	(1,038,902)
Shares issued for cash (Note 5)	60,000	60	540	(600)	-	-	-
Stock based compensation	-	-	11,401	-	-	-	11,401
Net loss for the year	-	-	-	-	(128,774)	-	(128,774)
Balance, December 31, 2006	27,407,208	27,407	536,204	(600)	(1,720,159)	873	(1,156,275)
Net loss for the year	-	-	-	-	(192,410)	-	(192,410)
Balance, December 31, 2007	27,407,208	27,407	536,204	(600)	(1,912,569)	873	(1,348,685)
Share subscriptions paid (Note 5)	-	-	-	600	-	-	600
Net income for the year	-	-	-	-	109,951	-	109,951
Balance, December 31, 2008	27,407,208	27,407	536,204	-	(1,802,618)	873	(1,238,134)
Cancellation of shares (Note 5)	(20,000,000)	(20,000)	20,000	-	-	-	-
Share issued for loan payable settlement (Note 5)	89,500,000	89,500	3,490,500	-	-	-	3,580,000
Net loss for the period	-	-	-	-	(3,178,896)	-	(3,178,896)
Balance, March 31, 2009	96,907,208	96,907	$4,046,704	$-	$(4,981,514)	$873	$(837,030)

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
Unaudited

	Cumulative From
	Date of Inception
	(April 21, 2003)	Three Month Period Ended
	to March 31,	March 31
	2009	2009	2008

Operating Activities
Net loss for the period	$(4,981,514)	$(3,178,896)	$(40,437)
Adjustments to reconcile net loss for the period
to cash flows used in operating activities
Impairment of investment in oil and gas leases	419,959	-	-
Gain on disposal of assets	(933,995)	-	-
Gain on liabilities write-off	(612,373)	-	-
Stock based compensation	196,559	-	-
Depreciation	277,578	-	-
Shares issued for services	105,000	-	-
Loss on settlement of loan payable	3,204,100	3,132,500	-
Changes in non-cash working capital items
Accounts payable	1,598,405	(13,367)	(3,658)
Accrued liabilities	1,000	(6,038)	(23,977)
Cash used in operating activities	(725,281)	(65,801)	(68,072)

Investing Activities
Investment in oil and gas leases	(474,959)	-	-
Purchase of property and equipment	(311,367)	-	-
Cash used in investing activities	(786,326)	-	-

Financing Activities
Shares issued for cash	53,850	-	-
Proceeds from bank overdraft	3,470	2,801	-
Proceeds from loans payable	1,453,414	63,000	70,550
Cash provided by financing activities	1,510,734	65,801	70,550

Increase (decrease) in Cash during the period	(874)	-	2,478
Effect of cumulative currency translation	873	-	-
Cash, beginning of the period	-	-	96
Cash, end of the period	$-	$-	$2,574

Supplemental Cash Flow information
Interest paid	$35,000	$-	$-
Non-cash investing and financing activities:
Impairment in oil and gas leases	419,959	-	-
Investment in oil and gas leases in exchange
for notes payable to Veneto	1,400,000	-	-
Transfer of leases in settlement of notes payable	1,400,000	-	-
Assignment of accounts payable from transfer of leases	193,764	-	-
Settlement of loan payable (Note 5)	501,200	447,500	-
Forgiveness of related party balances payable	1,027,791	-	-
Forgiveness of loan payable	311,400	-	-

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009
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

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2009, the Company has negative working capital of $837,030 (December 31, 2008 - $790,634), and has an accumulated deficit of $4,981,514 at March 31, 2009. The continuation of the Company is dependent upon obtaining a successful new exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $1,290,000 over the twelve months ending March 31, 2010 to continue operations. The majority of this anticipated requirement will be funded by the $1,000,000 revolving loan the Company obtained during the three month period ended March 31, 2009. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $837,030 To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to continue the development of the Company's explorations activities, and for other working capital purposes.

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
March 31, 2009
(Expressed in U.S. Dollars)
Unaudited

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2008. The Company follows the same accounting policies in the preparation of interim reports.

Results of the operations for the interim periods are not indicative of future results.

(a)	New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of this standard did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. The standard requires all entities to report noncontrolling (minority) interests as equity in consolidated financial statements. SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The adoption of this standard did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. The adoption of this standard did not have a material impact on our consolidated financial statements.

In May 2008, FASB issued SFAS 162 The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments AU Section 411 “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect that the adoption of SFAS 162 will have a material impact on its consolidated financial statements.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009
(Expressed in U.S. Dollars)
Unaudited

Note 2.	Interim Financial Statements - continued

(a)	New Accounting Pronouncements - continued

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FAS 107-1 and APB 28-1), which requires public companies to disclose the fair value of financial instruments with the scope of FAS 107,

Disclosures about Fair Value of Financial Instruments in interim financial statements. This position will be effective for interim periods ending after June 15, 2009. Since FSP FAS 107-1 and APB 28- 1 requires only additional disclosures of fair values of financial instruments in interim financial statements, the Company does not expect that the adoption of FAS 107-1 and APB 28-1 will have a material impact on its consolidated financial statements.

Note 3.	LOANS PAYABLE

The Company has the following loans payable. These amounts are unsecured, bear no interest, with no specific terms of repayment.

	March 31,	December 31,
	2009	2008
Art Brokerage – Current	$674,514	$611,514
Mr. Alonzo B. Leavell (Note 4)	20,000	20,000
	694,514	631,514
Art Brokerage – Long Term	-	447,500
	$694,514	$1,079,014

A portion of the Art Brokerage loan was classified as long-term debt as at December 31, 2008 in accordance with FAS 6, Classification of Short-Term Obligations Expected to be Refinanced, since the Company had entered into the Debt Settlement Agreement (Note 5) on February 13, 2009, with Senergy Partners LLC (“Senergy”), before the December 31, 2008 financial statements were issued. This amount was settled in the three month period ended March 31, 2009.

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

Management fees of $22,500 are charged to expense in these financial statements for the three month period ended March 31, 2009 (2008 - $22,500) There are management fees payable of $78,400 at March 31, 2009 (2008 - $75,941) that have been included in accounts payable.

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
March 31, 2009
(Expressed in U.S. Dollars)
Unaudited

Note 5.	SHARE CAPITAL - continued

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

In 2008 there were no share capital transactions.

In the period ended March 31, 2009 the following transactions occurred:

(i)

On February 2, 2009 a major shareholder returned to treasury 20,000,000 common shares of the Company for nil consideration. The return to treasury preceded an agreement with the Company’s main creditor and an affiliate of that creditor for the conversion of outstanding debt to equity, ongoing operating funding and a project acquisition facility

(ii)

The Company entered into a loan agreement with Senergy on February 13, 2009, pursuant to which the Company established an unsecured revolving loan facility of up to $1,000,000 (the “Credit Facility”). The outstanding principal amount of the Credit Facility together with all the accrued and unpaid interest and all other amounts outstanding there under are due and payable in full on December 31, 2012, the maturity date. Outstanding principal under the Credit Facility bears interest at an annual rate of 8%. No amounts were withdrawn under the credit facility during the three month period ended March 31, 2009.

(iii)

In connection with the Company entering into the Credit Facility and Debt Settlement Agreement with Senergy, the Company entered into an Assignment and Assumption Agreement with Senergy and Art Brokerage, Inc. (“ABI”) dated February 13, 2009, pursuant to which ABI assigned to Senergy all of its right, title and interest to a debt (the “Assigned Debt”) of $447,500 owed by the Company to ABI (Note 3).

(iv)

On February 13, 2009, the Company entered into a debt settlement and subscription agreement (the “Debt Settlement Agreement”) with Senergy in consideration of Senergy entering into the Credit Facility. Pursuant to the terms of the Debt Settlement Agreement, the Company agreed to issue to Senergy 89,500,000 shares of the Company common stock in settlement of a $447,500 debt owed to Senergy.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009
(Expressed in U.S. Dollars)
Unaudited

Note 5.	SHARE CAPITAL - continued

As a result of these transactions, Senergy acquired 89,500,000 shares or 92.3% of the Company’s issued and outstanding common stock. The Company issued 89,500,000 common shares at a price of $0.005 to settle an amount owing with respect to a loan payable. The transaction was recorded at the quoted market price of $0.04 and resulted in a loss on settlement of loan payable of $3,132,500.

As a result of change of control, the Company’s Federal and state tax net operating loss carryforwards will be limited as defined by Section 382 of the Internal Revenue Code.

Note 6.	STOCK OPTION PLAN

Stock options

The stock option plan of the Company provides for the granting of up to 3,000,000 stock options to key employees, directors and consultants, of common shares of the Company. Under the stock option plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Board of Directors.

There were no stock options granted or outstanding during 2008 or for the three month period ended March 31, 2009.

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

Recent Corporate Developments

Since the commencement of our fiscal quarter ended March 31, 2009, we experienced the following significant corporate developments:

1.

On February 13, 2009, we entered into a loan agreement with Senergy Partners LLC (“Senergy”) pursuant to which we received a revolving loan of up to US$1,000,000 (the “Credit Facility”). The outstanding principal amount of the Credit Facility together with all accrued and unpaid interest and all other amounts outstanding thereunder are due and payable in full on December 31, 2012 (the maturity date). Outstanding principal under the Credit Facility bears interest at an annual rate of 8%. In consideration of Senergy entering into the Credit Facility, we entered into a debt settlement and subscription agreement (the “Debt Settlement Agreement”) with Senergy. Pursuant to the terms of the Debt Settlement Agreement, we agreed to issue to Senergy 89,500,000 shares of our common stock at a deemed price of US$0.005 per share in settlement of a US$447,500 debt owed to Senergy.

2.

Also on February 13, 2009, in connection with our entry into the Credit Facility and Debt Settlement Agreement with Senergy, we entered into an Assignment and Assumption Agreement with Senergy and Art Brokerage, Inc. (“ABI”) pursuant to which ABI assigned to Senergy all its right, title and interest to a debt (the “Assigned Debt”) of US$447,500 owed by the Company to ABI. In February, 2009, prior to the entry into the Credit Facility and the Debt Settlement Agreement, and in connection with the negotiation of these agreements, a majority shareholder of Maverick agreed to return to treasury 20,000,000 shares of Maverick’s issued and outstanding common stock held by him. As a result of these transactions Senergy acquired 89,500,000 shares or 92.3% of Maverick’s issued and outstanding common stock.

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

General

The following is a discussion and analysis of our plan of operation for the three month period ended March 31, 2009, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

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

RESULTS OF OPERATIONS

Three Month Summary

	Three Months Ended
	March 31,
	2009	2008
Revenue	$-	$-
General and Administrative Expenses	46,396	40,437
Interest expense	-	-
Net Loss	$46,396	$40,437

Revenue

We have had no operating revenues for the three month periods ended March 31, 2009 and 2008. We anticipate that we will not generate any revenues until we generate additional financing to support our planned operations and locate a prospective property through which we can pursue our plan of operation.

Operating Costs and Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Three Months Ended
	March 31,
	2009	2008
Management Fees and stock based
compensation	$22,500	$22,500
Professional Fees	19,177	13,352
Transfer Agent Fees	-	43
Travel	4,168	4,292
Office	551	250
Total Expenses	$46,396	$40,437

General and Administrative

The 14.7% increase in our general and administrative expenses for the three month period ended March 31, 2009 as compared to the same period in fiscal 2008 was primarily due to an increase in professional fees associated with preparing and reviewing our periodic reports required under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

	Three Months Ended March 31, 2009	Year Ended December 31, 2008
Current Assets	$-	$-
Current Liabilities	837,030	790,634
Working Capital Deficiency	$(837,030)	$(790,634)

Cash Flows

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Cash used in Operating Activities	$65,801	$68,072
Cash used by Investing Activities	-	-
Cash provided by Financing Activities	65,801	70,550
Net Increase in Cash	$-	$2,478

As the Company’s activity has declined over the period from 2008 to 2009, so have its cash expenditures. Funding for operating and investing activities was provided by non-interest bearing advances from a lender.

We had a bank overdraft of $3,470 and negative working capital of $837,030 as of March 31, 2009 compared to a bank overdraft of $669 and negative working capital of $790,634 as of December 31, 2008. We anticipate that we will incur approximately $1,290,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

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

Loans Payable

The Company has the following loans payable. These amounts are unsecured, bear no interest, with no specific terms of repayment.

	March 31,	December 31,
	2009	2008
Art Brokerage	$674,514	$1,059,014	(1)
Mr. Alonzo B. Leavell	20,000	20,000
TOTAL	$694,514	$1,079,014

(1)

The Company entered into an Assignment and Assumption Agreement (the “Assignment Agreement”) with Senergy and Art Brokerage, Inc. (“ABI”) pursuant to which ABI assigned to Senergy all its right, title and interest to a debt (the “Assigned Debt”) of US$447,500 owed by the Company to ABI.

Going Concern

The audited financial statements accompanying our annual report on Form 10-K for the year ended December 31, 2008 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of May 7, 2009, we had a bank overdraft of $22 and we estimate that we will require approximately $1,290,000 to fund our business operations over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the December 31, 2008 and 2007 consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

As of May 7, 2009, we had a bank overdraft of $22 and we estimate that we will require approximately $1,290,000 to fund our business operations over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders.

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

We had a bank overdraft of $3,470 and negative working capital of $837,030 as of March 31, 2009. We do not have sufficient funds to continue to evaluate joint venture opportunities and oil and gas development and production prospects in West Texas, North West Texas and Saskatchewan, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to continue to evaluate joint venture opportunities and oil and gas development and production prospects in West Texas and North West Texas and Saskatchewan. Obtaining additional financing is subject to a number of factors, including market prices for minerals and oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

We incurred net losses of $3,178,896 and $40,437 for the three month periods ended March 31, 2009 and 2008, respectively. At March 31, 2009, we had an accumulated deficit of $4,981,514 and negative working capital of $837,030.

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

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations, which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages, which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) lack of a sufficient number of independent directors for our board and audit committee. We currently have no independent director on our board, which is comprised of one director. As a publicly-traded company, we strive to have a majority of our board of directors be independent; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2009, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

There were no changes in our internal control over financial reporting during the three month period ended March 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

.

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

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 13, 2009, we issued 89,500,000 shares of our common stock at a deemed price of US$0.005 per share in settlement of a US$447,500 debt owed to Senergy. The shares were issued to Senergy pursuant to Rule 506 of Regulation D on the basis that Senergy represented that they are an “accredited investor” as such term is defined in Rule 501 of Regulation D. Senergy delivered appropriate investment representations satisfactory to the Company with respect to this transaction and consented to the imposition of restrictive legends upon the certificates evidencing such shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit	Description
Number

3.1	Articles of Incorporation (incorporated by reference from our Form 10SB Registration Statement, filed on August 8, 1999)

3.2	Bylaws (incorporated by reference from our Form 10SB Registration Statement, filed on August 8, 1999)

3.3	Amended Bylaws (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 24, 2008)

4.1	Specimen Stock Certificate (incorporated by reference from our Form 10-SB Registration Statement, filed on August 8, 1999)

10.1	Non-Qualified Stock Option Plan (incorporated by reference from our Form S-8 Registration Statement, filed on September 12, 2002)

10.2	Mutual Release Agreement between Eskota Energy Corporation and Veneto Exploration, LLC and Assignment of Oil and Gas Leases dated July 6, 2006

Exhibit	Description
Number

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

10.11	Loan Agreement dated as of February 13, 2009 between Maverick Minerals Corp. and Senergy Partners LLC (incorporated by reference from our Annual Report on Form 10-K filed on April 13, 2009)

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

Robert Kinloch
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	May 15, 2009