Form 10-Q
period 2009-06-30
MAVERICK MINERALS CORP
filed 2009-08-14
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

2

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of August 13, 2009, there were 96,907,208 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	June 30	December 31
	2009	2008

TOTAL ASSETS	$-	$-

Current Liabilities

Accounts payable (Note 4)	$176,712	$152,082
Accrued liabilities	7,500	7,038
Loans payable (Note 3)	731,239	631,514
TOTAL CURRENT LIABILITIES	915,451	790,634
Loans payable (Note 3)	-	447,500
TOTAL LIABILITIES	915,451	1,238,134

Capital Deficit
Capital Stock
Authorized:
100,000,000 common shares at $0.001 par value
Issued and fully paid 96,907,208 (2008 - 27,407,408) common shares
Par value	96,907	27,407
Additional paid-in capital	4,046,704	536,204
Deficit, accumulated during the exploration stage	(5,059,935)	(1,802,618)
Accumulated other comprehensive income	873	873
TOTAL CAPITAL DEFICIT	(915,451)	(1,238,134)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$-	$-

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative From
	Date of Inception
	(April 21, 2003)	Three Month Period Ended		Six Month Period Ended
	to June 30	June 30		June 30
	2009	2009	2008	2009	2008

General and administration expenses
Audit fees	$299,763	$24,890	$48,858	$36,616	$48,858
Freight	7,600	-	-	-	-
Insurance	186,297	-	-	-	-
Accounting, legal, engineering & consulting,
investor relations	260,775	21,288	12,266	28,738	25,618
Management fees and stock based compensation (Note 4)	868,518	22,500	22,500	45,000	45,000
Office	58,807	674	311	1,225	625
Telephone and utilities	83,059	-	-	-	-
Transfer agent fees	15,593	2,478	4,629	2,478	4,672
Travel	197,156	3,244	181	7,413	4,473
Wages and benefits	86,588	-	-	-	-
Gain on disposal of assets	(795,231)	-	-	-	-
Loss from continuing operations before other income	(1,268,925)	(75,074)	(88,745)	(121,470)	(129,246)
Other income (expenses)
Interest expense	(49,357)	-	-	-	-
Loss on settlement of loan payable (Note 5)	(3,204,100)	-	-	(3,132,500)	-
Loss on foreign exchange	(225)	(3,347)		(3,347)
Gain on liabilities write-off	612,373	-	-	-	-
	(2,641,309)	(3,347)	-	(3,135,847)	-

Loss from continuing operations	(3,910,234)	(78,421)	(88,745)	(3,257,317)	(129,246)

Loss from discontinued operations	(1,149,701)	-	-	-	-

Loss for the period	(5,059,935)	(78,421)	(88,745)	(3,257,317)	(129,246)
Other Comprehensive Income
Foreign currency translation adjustments	873	-	-	-	-
Comprehensive Loss	$(5,059,062)	$(78,421)	$(88,745)	$(3,257,317)	$(129,246)

Loss per share - basic and diluted		($0.00)	($0.00)	($0.04)	($0.00)
Weighted average shares outstanding		96,907,208	27,407,208	78,796,711	27,407,208

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative From
	Date of Inception
	(April 21, 2003)	Six month period ended
	to June 30		June 30
	2009	2009	2008

Operating Activities
Loss for the period	$(5,059,935)	$(3,257,317)	$(129,246)
Adjustments to reconcile net loss for the period
to cash flows used in operating activities
Impairment of investment in oil and gas leases	419,959	-	-
Gain on disposal of assets	(933,995)	-	-
Gain on liabilities write-off	(612,373)	-	-
Stock based compensation	196,559	-	-
Depreciation	277,578	-	-
Shares issued for services	105,000	-	-
Loss on settlement of loan payable	3,204,100	3,132,500	-
Changes in non-cash working capital items
Accounts payable	1,637,071	24,630	46,756
Accrued liabilities	7,500	462	(45,000)
Cash used in operating activities	(758,536)	(99,725)	(127,490)

Investing Activities
Investment in oil and gas leases	(474,959)	-	-
Purchase of property and equipment	(311,367)	-	-
Proceeds on disposal of property and equipment		-	-
Cash used in investing activities	(786,326)	-	-

Financing Activities
Shares issued for cash	53,850	-	600
Proceeds from loans payable	1,490,139	99,725	127,554
Cash provided by financing activities	1,543,989	99,725	128,154

Decrease in Cash during the period	(873)	-	664
Effect of cumulative currency translation	873	-	-
Cash, beginning of the period	-	-	96
Cash, end of the period	$-	$-	$760

Supplemental Cash Flow information
Interest paid	$35,000	$-	$-
Non-cash investing and financing activities:
Impairment in oil and gas leases	419,959	-	-
Investment in oil and gas leases in exchange
for notes payable to Veneto	1,400,000	-	-
Transfer of leases in settlement of notes payable	1,400,000	-	-
Assignment of accounts payable from transfer of leases	193,764	-	-
Settlement of loan payable	501,200	447,500	-
Forgiveness of related party balances payable	1,027,791	-	-
Forgiveness of loan payable	311,400	-	-

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Statement of Changes in Capital Deficit
For the Period From date of inception on April 21, 2003 to June 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

	Number of	Par Value	Additional	Share	Accumulated	Other	Total
	Common	@$0.001	Paid-in	Subscription	Deficit	Comprehensive	Capital
	Shares	Per Share	Capital	Receivable		Loss	Deficit
Balance, April 21, 2003	100	$-	$-	$-	$-	$-	$-
Adjustment for the issuance of
common stock on recapitalization	37,580,400	37,580	(37,580)	-	-	-	-
	37,580,500	37,580	(37,580)	-	-	-	-
Adjustment to capital deficit of the
Company at the recapitalization date	4,176,026	4,176	(949,065)	-	-	-	(944,889)
	41,756,526	41,756	(986,645)	-	-	-	(944,889)
Shares issued for management services (Note 6)	1,500,000	1,500	103,500	-	-	-	105,000
Currency translation adjustment	-	-	-	-	-	873	873
Net loss for the period	-	-	-	-	(626,985)	-	(626,985)
Balance, December 31, 2003	43,256,526	43,256	(883,145)	-	(626,985)	873	(1,466,001)
Shares issued for cash (Note 6)	10,000,000	10,000	15,000	-	-	-	25,000
Shares subscribed but unissued	-	27,500	-	-	-	-	27,500
Forgiveness of related party balances payable (Note 5)	-	-	1,027,791	-	-	-	1,027,791
Net income for the year	-	-	-	-	71,698	-	71,698
Balance, December 31, 2004	53,256,526	80,756	159,646	-	(555,287)	873	(314,012)
Shares subscribed but unissued	-	(27,500)	-	-	-	-	(27,500)
Shares issued for cash (Note 6)	27,500,000	27,500	-	-	-	-	27,500
Cancellation of shares (Note 6)	(54,379,318)	(54,379)	54,379	-	-	-	-
Compensation expense on share cancellation (Note 6)	-	-	44,720	-	-	-	44,720
Shares issued for loan payable settlement (Note 6)	895,000	895	124,405	-	-	-	125,300
Shares issued for cash (Note 6)	75,000	75	675	-	-	-	750
Stock based compensation (Note 7)	-	-	140,438	-	-	-	140,438
Net loss for the year	-	-	-	-	(1,036,098)	-	(1,036,098)
Balance, December 31, 2005	27,347,208	27,347	524,263	-	(1,591,385)	873	(1,038,902)
Shares issued for cash (Note 6)	60,000	60	540	(600)	-	-	-
Stock based compensation (Note 7)	-	-	11,401	-	-	-	11,401
Net loss for the year	-	-	-	-	(128,774)	-	(128,774)
Balance, December 31, 2006	27,407,208	27,407	536,204	(600)	(1,720,159)	873	(1,156,275)
Net loss for the period	-	-	-	-	(192,410)	-	(192,410)
Balance, December 31, 2007	27,407,208	27,407	536,204	(600)	(1,912,569)	873	(1,348,685)
Share subscriptions paid (Note 5)				600			600
Net loss for the period	-	-	-	-	109,951	-	109,951
Balance, December 31, 2008	27,407,208	27,407	536,204	-	(1,802,618)	873	(1,238,134)

Cancellation of shares (Note 5)	(20,000,000)	(20,000)	20,000	-	-	-	-
Shares issued for loan payable settlement (Note 5)	89,500,000	89,500	3,490,500	-	-	-	3,580,000
Net loss for the period	-	-	-	-	(3,257,317)	-	(3,257,317)
Balance, June 30, 2009	96,907,208	$96,907	$4,046,704	$-	$(5,059,935)	$873	$(915,451)

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

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

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2009, the Company has negative working capital of $915,451 (December 31, 2008 - $790,634), and has an accumulated deficit of $5,059,935 at June 30, 2009. The continuation of the Company is dependent upon obtaining a successful new exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $1,290,000 over the twelve months ending June 30, 2010 to continue operations. The majority of this anticipated requirement will be funded by the $1,000,000 revolving loan the Company obtained during the three month period ended March 31, 2009 which bears interest at an annual rate of 8%. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $915,451. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to continue the development of the Company's explorations activities, and for other working capital purposes.

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
June 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

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
June 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

Note 2.	Interim Financial Statements - continued

(a)	New Accounting Pronouncements - continued

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FAS 107-1 and APB 28-1), which requires public companies to disclose the fair value of financial instruments with the scope of FAS 107, Disclosures about Fair Value of Financial Instruments in interim financial statements. This position will be effective for interim periods ending after June 15, 2009. Since FSP FAS 107-1 and APB 28-1 requires only additional disclosures of fair values of financial instruments in interim financial statements, the Company does not expect that the adoption of FAS 107-1 and APB 28-1 will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP is effective for interim and annual periods ending after June 15, 2009, which is October 1, 2009 for the Company. The FSP is not anticipated to have a material impact on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The FSP is effective for interim and annual periods ending after June 15, 2009, which is October 1, 2009 for the Company. The FSP is not anticipated to have a material impact on the Company's consolidated financial statements.

Note 3.	LOANS PAYABLE

The Company has the following loans payable. These amounts are unsecured, bear no interest, with no specific terms of repayment.

	June 30, 2009	December 31,
		2008
Art Brokerage – Current	$711,239	$611,514
Mr. Alonzo B. Leavell	20,000	20,000
	731,239	631,514
Art Brokerage – Long Term	-	447,500
	$731,239	$1,079,014

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
June 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

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

Management fees of $45,000 are charged to expense in these financial statements for the six month period ended June 30, 2009 (2008 - $45,000) There are management fees payable of $86,586 at June 30, 2009 (2008 - $71,053) that have been included in accounts payable.

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

In the period ended June 30, 2009 the following transactions occurred:

(i)

On February 2, 2009 a major shareholder returned to treasury 20,000,000 common shares of the Company. The return to treasury preceded an agreement with the Company’s main creditor and an affiliate of that creditor for the conversion of outstanding debt to equity, ongoing operating funding and a project acquisition facility

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

(ii)

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

(iv)

On February 13, 2009, the Company entered into a debt settlement and subscription agreement (the “Debt Settlement Agreement”) with Senergy in consideration of Senergy entering into the Credit Facility. Pursuant to the terms of the Debt Settlement Agreement, the company agreed to issue to Senergy 89,500,000 shares of the Company common stock at a deemed price of $0.005 per share in settlement of a $447,500 debt owed to Senergy.

As a result of these transactions, Senergy acquired 89,500,000 shares or 92.3% of the Company’s issued and outstanding common stock. The Company issued 89,500,000 common shares at a price of $0.005 to settle an amount owing with respect to a loan payable. The transaction was recorded at the quoted market price of $0.04 and resulted in a loss on settlement of loan payable of $3,132,500.

On August 11, 2009 the Company's articles of incorporation was amended and restated to increase the number of authorized shares of its common stock from 100,000,000 to 750,000,000. In addition the Company's articles of incorporation was amended and restated to authorize 100,000,000 shares of preferred stock with a par value of $0.001, which may be divided into and issued in series, with such designations, rights, qualifications, preferences, limitations and terms as fixed and determined by the Company's board of directors.

Note 6.	STOCK OPTION PLAN

Stock options

The stock option plan of the Company provides for the granting of up to 3,000,000 stock options to key employees, directors and consultants, of common shares of the Company. Under the stock option plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Board of Directors.

On June 1, 2009, the Company’s board of directors adopted the 2009 Stock Option Plan. The purpose of the 2009 stock option plan is to retain the services of valued key employees and consultants of the Company. Under the plan, the plan administrator is authorized to grant stock options to acquire up to a total of up to 75,000,000 shares of common stock.

There were no stock options granted or outstanding during 2008 or for the six-month period ended June 30, 2009.

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

Recent Corporate Developments

Since the commencement of our fiscal quarter ended June 30, 2009, we experienced the following significant corporate developments:

1.

On June 1, 2009, our board of directors adopted our 2009 Stock Option Plan. The purpose of our 2009 stock option plan is to retain the services of valued key employees and consultants of our company. Under the plan, the plan administrator is authorized to grant stock options to acquire up to a total of up to 75,000,000 shares of our common stock. On July 31, 2009 we filed a consent solicitation on Schedule 14A to seek stockholder approval of our 2009 Stock Option Plan. On August 3, 2009 we received majority stockholder consent approving our 2009 stock option plan.

2.	Effective July 7, 2009 Maverick’s common stock was quoted for trading on the FINRA Over-the- Counter Bulletin Board under the symbol “MVRM”.

3.

On July 31, 2009 we filed a consent solicitation on Schedule 14A to seek stockholder approval of the following matters: approval of a 10-for-1 reverse split of shares of our outstanding common stock; approval of amendment and restatement of our articles of incorporation to increase the number of authorized shares of our common stock from 100,000,000 to 750,000,000; approval of amendment and restatement of our articles of incorporation to authorize 100,000,000 shares of preferred stock with a par value of $0.001, which may be divided into and issued in series, with such designations, rights, qualifications, preferences, limitations and terms as fixed and determined by our board of directors; approval of amendment and restatement of our articles of incorporation to add a clause opting out of the acquisition of controlling interest provisions of the Nevada Revised Statutes; approval of amendment and restatement of our articles of incorporation to add a clause opting out of the combinations with interested stockholders provisions of the Nevada Revised Statutes; approval of amendment and restatement of our articles of incorporation to add a limitation of liabilities of director or officer clause; approval of amendment and restatement of our articles of incorporation to add an indemnification of director or officer clause; approval of amendment and restatement of our articles of incorporation to add a purpose clause; approval of amendment and restatement of our articles of incorporation to update certain outdated provisions and remove certain redundant provisions; and approval of our 2009 Stock Option Plan. We received majority stockholder consent approving all of the above noted matters on August 3, 2009. We intend to effect the 10 for 1 reverse split on or before January 1, 2010.

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

General

The following is a discussion and analysis of our plan of operation for the three and six month period ended June 30, 2009, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

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

While we no longer own the Nolan lease, we have through our efforts found a significant store of original core and drilling information unavailable for review since the 1970’s at the time of the original drilling. These records including logs and zone maps are now in the Company’s possession.

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

RESULTS OF OPERATIONS

Three and Six Month Summary
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	$-	$-	$-	$-
Expenses	75,074	88,745	121,470	129,246
Interest expense	-	-	-	-
Net Loss	$75,074	$88,745	$121,470	$129,246

Revenue

We had no operating revenues for the three month periods ended June 30, 2009 and 2008 and for the six month periods ended June 30, 2009 and 2008. We anticipate that we will not generate any revenues until we generate additional financing to support our planned operations and locate a prospective property through which we can pursue our plan of operation.

Operating Costs and Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Management Fees and stock
based compensation	$22,500	$22,500	$45,000	$45,000
Professional Fees	46,178	61,124	65,354	74,476
Transfer Agent Fees	2,478	4,629	2,478	4,672
Travel	3,244	181	7,413	4,473
Office	674	311	1,225	625
Total Expenses	$75,074	$88,745	$121,470	$129,246

General and Administrative

The $13,671 and $7,776 decrease in our general and administrative expenses for the three and six month periods ended June 30, 2009 as compared to the same period in fiscal 2008 was primarily due to a decrease in professional fees associated with preparing and reviewing our periodic reports required under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

	June 30, 2009	December 31, 2008
Current Assets	$-	$-
Current Liabilities	915,451	790,634
Working Capital Deficiency	$(915,451)	$(790,634)

Cash Flows
	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
Cash used in Operating Activities	$(99,725)	$(127,490)
Cash used by Investing Activities	-	-
Cash provided by Financing Activities	99,725	128,154
Net Increase (Decrease) in Cash	$-	$664

The Company’s activity has increased over the period from 2008 to 2009 leading to a corresponding increase in cash expenditures. Funding for operating and investing activities was provided by non-interest bearing advances from a lender.

We had a cash balance of $Nil and negative working capital of $915,451 as of June 30, 2009 compared to a bank balance of $Nil and negative working capital of $790,634 as of December 31, 2008. We anticipate that we will incur approximately $1,290,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

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

Loans Payable

The Company has the following loans payable. These amounts are unsecured, bear no interest, with no specific terms of repayment.

	June 30,	December 31,
	2009	2008
Art Brokerage	$711,239	$1,059,014	(1)
Mr. Alonzo B. Leavell	20,000	20,000
TOTAL	$731,239	$1,079,014

(1)

The Company entered into an Assignment and Assumption Agreement with Senergy and Art Brokerage, Inc. (“ABI”) pursuant to which ABI assigned to Senergy all its right, title and interest to a debt of US$447,500 owed by the Company to ABI.

Going Concern

The audited financial statements accompanying our annual report on Form 10-K for the year ended December 31, 2008 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of August 11, 2009, we had a cash balance of $3,768.70 and we estimate that we will require approximately $1,290,000 to fund our business operations over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

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

Future Financings

As of August 11, 2009, we had a cash balance of $3,768.70 and we estimate that we will require approximately $1,290,000 to fund our business operations over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders.

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

We had a cash balance of $Nil and negative working capital of $915,451 as of June 30, 2009. We do not have sufficient funds to continue to evaluate joint venture opportunities and oil and gas development and production prospects in West Texas, North West Texas and Saskatchewan, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to continue to evaluate joint venture opportunities and oil and gas development and production prospects in West Texas and

North West Texas and Saskatchewan. Obtaining additional financing is subject to a number of factors, including market prices for minerals and oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

We incurred net losses of $121,470 and $129,246 for the six month periods ended June 30, 2009 and 2008, respectively. At June 30, 2009, we had an accumulated deficit of $5,059,935 and negative working capital of $915,451.

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

There were no changes in our internal control over financial reporting during the three month period ended June 30, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On or about August 3, 2009, we mailed a consent solicitation statement to our stockholders as of the record date (the close of business on June 19, 2009). The consent solicitation statement solicited the consent of our stockholders to the following proposals:

1.	Approval of a 10-for-1 reverse split of shares of our outstanding common stock;

2.	Approval of amendment and restatement of our articles of incorporation to increase the number of authorized shares of our common stock from 100,000,000 to 750,000,000;

3.

Approval of amendment and restatement of our articles of incorporation to authorize 100,000,000 shares of preferred stock with a par value of $0.001, which may be divided into and issued in series, with such designations, rights, qualifications, preferences, limitations and terms as fixed and determined by our board of directors;

4.	Approval of amendment and restatement of our articles of incorporation to add a clause opting out of the acquisition of controlling interest provisions of the Nevada Revised Statutes;

5.	Approval of amendment and restatement of our articles of incorporation to add a clause opting out of the combinations with interested stockholders provisions of the Nevada Revised Statutes;

6.	Approval of amendment and restatement of our articles of incorporation to add a limitation of liabilities of director or officer clause;

7.	Approval of amendment and restatement of our articles of incorporation to add an indemnification of director or officer clause;

8.	Approval of amendment and restatement of our articles of incorporation to add a purpose clause;

9.	Approval of amendment and restatement of our articles of incorporation to update certain outdated provisions and remove certain redundant provisions; and

10.	Approval of our 2009 Stock Option Plan.

On August 3, 2009, we received majority stockholder consent approving all of the above noted matters. Subsequently, we filed our amended and restated articles of incorporation with the Secretary of State of Nevada and the amendment and restatement of our articles of incorporation became effective on August 11, 2009. We intend to effect the 10-for-1 reverse split on or before January 1, 2010. For more information regarding the consent solicitation statement, please see the definitive consent solicitation statement on Schedule 14A filed with the Securities and Exchange Commission on July 31, 2009.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit	Description
Number
3.1*	Amended and Restated Articles
3.2	Bylaws (incorporated by reference from our Form 10SB Registration Statement, filed on August 8, 1999)
3.3	Amended Bylaws (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 24, 2008)
4.1	Specimen Stock Certificate (incorporated by reference from our Form 10-SB Registration Statement, filed on August 8, 1999)
10.1	Non-Qualified Stock Option Plan (incorporated by reference from our Form S-8 Registration Statement, filed on September 12, 2002)
10.2	Mutual Release Agreement between Eskota Energy Corporation and Veneto Exploration, LLC and Assignment of Oil and Gas Leases dated July 6, 2006
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

10.13*	2009 Stock Option Plan
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 24, 2008)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAVERICK MINERALS CORPORATION

By	/s/ Robert Kinloch
Robert Kinloch
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	August 13, 2009