Form 10-Q
period 2009-09-30
MAVERICK MINERALS CORP
filed 2009-11-16
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Yes [   ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company”
in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of November 11, 2009, there were 101,267,208 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
Unaudited
(Expressed in U.S. Dollars)

	September 30	December 31
	2009	2008

Current Assets
Cash	$19	$-
TOTAL ASSETS	$19	$-

Current Liabilities
Accounts payable (Note 4)	$173,495	$152,082
Accrued liabilities	6,000	7,038
Loans payable (Note 3)	581,269	631,514
TOTAL CURRENT LIABILITIES	760,764	790,634
Long Term Debt (Note 3)	-	447,500
TOTAL LIABILITIES	760,764	1,238,134

Capital Deficit
Capital Stock
Common Shares Authorized:
750,000,000 common shares at $0.001 par value
Issued and fully paid 101,267,208 (2008 - 27,407,408) preferred shares
Par value	101,267	27,407
Preferred Shares Authorized
100,000,000 preferred shares at $0.001 par value
Issued and fully paid Nil (2008 - Nil) preferred shares
Par value	-	-
Additional paid-in capital	4,216,465	536,204
Deficit, accumulated during the exploration stage	(5,079,350)	(1,802,618)
Accumulated other comprehensive income	873	873
TOTAL CAPITAL DEFICIT	(760,745)	(1,238,134)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$19	$-

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(Expressed in U.S. Dollars)

	Cumulative From
	Date of Inception
	(April 21, 2003)	Three Month Period Ended		Nine Month Period Ended
	to September 30	September 30		September 30
	2009	2009	2008	2009	2008

General and administration expenses
Audit fees	$307,891	$8,127	$6,000	$44,744	$54,858
Freight	7,600	-	-	-	-
Insurance	186,297	-	-	-	-
Accounting, legal, engineering & consulting
investor relations	273,697	12,923	9,539	41,661	35,157
Management fees and stock based compensation (Notes 4 and 6	934,339	65,821	22,500	110,821	67,500
Office	60,001	1,195	565	2,419	1,125
Repairs and maintenance	-	-	-
Royalties	-	-	-
Telephone and utilities	83,059	-	-	-	-
Transfer agent fees	20,702	4,716	629	7,587	5,304
Travel	203,761	6,605	6,039	14,017	10,512
Wages and benefits	86,588	-	-	-	-
Gain on disposal of assets	(795,231)	-	-	-	-
	(1,368,704)	(99,387)	(45,272)	(221,249)	(174,456)
Other income (expenses)
Interest expense	(49,357)	-	-	-	-
Gain (loss) on settlement of loans payable (Note 5)	(3,116,900)	87,200	-	(3,045,300)	-
Loss on foreign exchange	(7,061)	(6,605)	-	(10,183)	-
Gain on liabilities write-off	612,373	-	-	-	-
	(2,560,945)	80,595	-	(3,055,483)	-
Loss from continuing operations	(3,929,649)	(18,792)	(45,272)	(3,276,732)	(174,456)

Loss from discontinued operations	(1,149,701)	-	-	-	-

Loss for the period	(5,079,350)	(18,792)	(45,272)	(3,276,732)	(174,456)
Other Comprehensive Income
Foreign currency translation adjustments	873	-	-	-	-
Comprehensive Loss	$(5,078,477)	$(18,792)	$(45,272)	$(3,276,732)	$(174,456)

Loss per share - basic and diluted		($0.00)	($0.00)	($0.04)	($0.01)
Weighted average shares outstanding		97,191,556	27,407,208	84,995,706	27,407,208

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Unaudited
(Expressed in U.S. Dollars)

	Cumulative From
	Date of Inception
	(April 21, 2003)	Nine month period ended
	to September 30	September 30
	2009	2009	2008

Operating Activities
Net income (loss) for the period	$(5,079,350)	$(3,276,732)	$(174,456)
Adjustments to reconcile net loss for the period
to cash flows used in operating activities
Impairment of investment in oil and gas leases	419,959	-	-
Gain on disposal of assets	(933,995)	-	-
Gain on liabilities write-off	(612,373)	-	-
Stock based compensation	239,880	43,321
Depreciation	277,578	-	-
Shares issued for services	105,000	-	-
Loss on settlement of loan payable	3,116,900	3,045,300	-
Changes in non-cash working capital items
Accounts payable	1,633,185	21,413	11,148
Accrued liabilities	6,000	(1,038)	(30,000)
Cash used in operating activities	(827,216)	(167,736)	(193,308)

Investing Activities
Investment in oil and gas leases	(474,959)	-	-
Purchase of property and equipmen	(311,367)	-	-
Proceeds on disposal of property and equipment		-	-
Cash used in investing activities	(786,326)	-	-

Financing Activities
Proceeds from bank overdraft	669	-	-
Shares issued for cash	53,850	-	600
Proceeds from loans payable	1,558,169	167,755	192,654
Cash provided by financing activities	1,612,688	167,755	193,254

Decrease in Cash during the period	(854)	19	(54)
Effect of cumulative currency translation	873	-	-
Cash, beginning of the period	-	-	96
Cash, end of the period	$19	$19	$42

Supplemental Cash Flow information
Interest paid	$35,000	$-	$-
Non-cash investing and financing activities:
Impairment in oil and gas leases	419,959	-	-
Investment in oil and gas leases in exchange
for notes payable to Veneto	1,400,000	-	-
Transfer of leases in settlement of notes payable	1,400,000	-	-
Assignment of accounts payable from transfer of leases	193,764	-	-
Settlement of loan payable	53,700	218,000	-
Forgiveness of related party balances payable	1,027,791	-	-
Forgiveness of loan payable	311,400	-	-

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Statement of Changes in Capital Deficit
For the Period From date of inception on April 21, 2003 to September 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

	Number of	Par Value	Additional	Share		Other	Total
	Common	@$0.001	Paid-in	Subscription	Accumulated	Comprehensive	Capital
	Shares	Per Share	Capital	Receivable	Deficit	Loss	Deficit
Balance, April 21, 2003	100	$-	$-	$-	$-	$-	$-
Adjustment for the issuance of
common stock on recapitalization	37,580,400	37,580	(37,580)	-	-	-	-
	37,580,500	37,580	(37,580)	-	-	-	-
Adjustment to capital deficit of the
Company at the recapitalization date	4,176,026	4,176	(949,065)	-	-	-	(944,889)
	41,756,526	41,756	(986,645)	-	-	-	(944,889)
Shares issued for management services (Note 6)	1,500,000	1,500	103,500	-	-	-	105,000
Currency translation adjustment	-	-	-	-	-	873	873
Net loss for the period	-	-	-	-	(626,985)	-	(626,985)
Balance, December 31, 2003	43,256,526	43,256	(883,145)	-	(626,985)	873	(1,466,001)
Shares issued for cash (Note 6)	10,000,000	10,000	15,000	-	-	-	25,000
Shares subscribed but unissued	-	27,500	-	-	-	-	27,500
Forgiveness of related party balances payable (Note 5)	-	-	1,027,791	-	-	-	1,027,791
Net income for the year	-	-	-	-	71,698	-	71,698
Balance, December 31, 2004	53,256,526	80,756	159,646	-	(555,287)	873	(314,012)
Shares subscribed but unissued	-	(27,500)	-	-	-	-	(27,500)
Shares issued for cash (Note 6)	27,500,000	27,500	-	-	-	-	27,500
Cancellation of shares (Note 6)	(54,379,318)	(54,379)	54,379	-	-	-	-
Compensation expense on share cancellation (Note 6)	-	-	44,720	-	-	-	44,720
Shares issued for loan payable settlement (Note 6)	895,000	895	124,405	-	-	-	125,300
Shares issued for cash (Note 6)	75,000	75	675	-	-	-	750
Stock based compensation (Note 7)	-	-	140,438	-	-	-	140,438
Net loss for the year	-	-	-	-	(1,036,098)	-	(1,036,098)
Balance, December 31, 2005	27,347,208	27,347	524,263	-	(1,591,385)	873	(1,038,902)
Shares issued for cash (Note 6)	60,000	60	540	(600)	-	-	-
Stock based compensation (Note 7)	-	-	11,401	-	-	-	11,401
Net loss for the year	-	-	-	-	(128,774)	-	(128,774)
Balance, December 31, 2006	27,407,208	27,407	536,204	(600)	(1,720,159)	873	(1,156,275)
Net loss for the period	-	-	-	-	(192,410)	-	(192,410)
Balance, December 31, 2007	27,407,208	27,407	536,204	(600)	(1,912,569)	873	(1,348,685)
Share subscriptions paid (Note 5)	-	-	-	600	-	-	600
Net loss for the period	-	-	-	-	109,951	-	109,951
Balance, December 31, 2008	27,407,208	27,407	536,204	-	(1,802,618)	873	(1,238,134)
Cancellation of shares (Note 5)	(20,000,000)	(20,000)	20,000	-	-	-	-
Shares issued for loan payable settlement (Note 5)	93,860,000	93,860	3,616,940	-	-	-	3,710,800
Stock based compensation (Note 6)	-	-	43,321	-	-	-	43,321
Net loss for the period	-	-	-	-	(3,276,732)	-	(3,276,732)
Balance, September 30, 2009	101,267,208	$101,267	$4,216,465	$-	$(5,079,350)	$873	$(760,745)

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
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

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2009, the Company has negative working capital of $760,745 (December 31, 2008 - $790,634), and has an accumulated deficit of $5,079,350 at September 30, 2009. The continuation of the Company is dependent upon obtaining a successful new exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $1,290,000 over the twelve months ending September 30, 2010 to continue operations. The majority of this anticipated requirement will be funded by the $1,000,000 revolving loan the Company obtained during the three month period ended March 31, 2009 which bears interest at an annual rate of 8%. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $760,764. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to continue the development of the Company's explorations activities, and for other working capital purposes.

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
September 30, 2009
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

In December 2007, the FASB revised the authoritative guidance for “Business Combinations”. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of this standard did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued guidance on “Noncontrolling Interests in Consolidated Financial Statements”. The standard requires all entities to report noncontrolling (minority) interests as equity in consolidated financial statements. This guidance eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The adoption of this standard did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued guidance for the Statement of Financial Accounting Standards (“SFAS”), “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of guidance on accounting for Derivative Instruments and Hedging Activities under FASB, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under this guidance and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. The adoption of this standard did not have a material impact on our consolidated financial statements.

In May 2008, FASB issued guidance on The Hierarchy of Generally Accepted Accounting Principles” (“SFAS”). SFAS guidance identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS guidance becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments AU Section 411 “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect that the adoption of this guidance of SFAS will have a material impact on its consolidated financial statements.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

Note 2. INTERIM FINANCIAL STATEMENTS - continued

(a)	New Accounting Pronouncements - continued

In April 2009, the FASB issued guidance on Interim Disclosures about Fair Value of Financial Instruments, which requires public companies to disclose the fair value of financial instruments with the scope of FASB guidance for Disclosures about Fair Value of Financial Instruments in interim financial statements. This position will be effective for interim periods ending after June 15, 2009. Since this guidance requires only additional disclosures of fair values of financial instruments in interim financial statements, the Company does not expect that the adoption of this FASB guidance will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued guidance on Recognition and Presentation of Other-Than- Temporary Impairments. The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP is effective for interim and annual periods ending after June 15, 2009, which is October 1, 2009 for the Company. The FSP is not anticipated to have a material impact on the Company's consolidated financial statements.

In April 2009, the FASB issued guidance for Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The FSP is effective for interim and annual periods ending after June 15, 2009, which is October 1, 2009 for the Company. The FSP is not anticipated to have a material impact on the Company's consolidated financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”) establishing the sole source of authoritative U.S. generally accepted accounting principles (“GAAP”). Pursuant to the provisions of the Codification, the Company has updated references to GAAP in its financial statements for the period ended September 30, 2009. The adoption of the Codification did not impact the Company’s financial position or results of operations.

Note 3. LOANS PAYABLE

The Company has the following loans payable. These amounts are unsecured, bear no interest, with no specific terms of repayment.

	September 30,	December 31,
	2009	2008
Art Brokerage – Current (Note 5)	$561,269	$611,514
Mr. Alonzo B. Leavell	20,000	20,000
	581,269	631,514
Art Brokerage – Long Term	-	447,500
	$581,269	$1,079,014

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
September 30, 2009
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

Management fees of $67,500 were charged to expense in these financial statements for the nine month period ended September 30, 2009 (2008 - $67,500) There are management fees payable of $86,586 at September 30, 2009 (2008 - $71,053) that have been included in accounts payable.

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

During the period ended September 30, 2009 the following transactions occurred:

(i)

On February 2, 2009 a major shareholder returned to treasury 20,000,000 common shares of the Company. The return to treasury preceded an agreement with the Company’s main creditor and an affiliate of that creditor for the conversion of outstanding debt to equity, ongoing operating funding and a project acquisition facility

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

Note 5. SHARE CAPITAL - continued

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

As a result of these transactions, Senergy acquired 89,500,000 shares or 92.3% of the Company’s issued and outstanding common stock. The Company issued 89,500,000 common shares to settle an amount owing with respect to a loan payable. The transaction was recorded at the quoted market price of $0.04 and resulted in a loss on settlement of loan payable of $3,132,500.

On August 11, 2009 the Company's articles of incorporation were amended and restated to increase the number of authorized shares of its common stock from 100,000,000 to 750,000,000. In addition the Company's articles of incorporation were amended and restated to authorize 100,000,000 shares of preferred stock with a par value of $0.001, which may be divided into and issued in series, with such designations, rights, qualifications, preferences, limitations and terms as fixed and determined by the Company's board of directors.

On September 24, 2009, the Company issued a further 4,360,000 shares to settle $218,000 owed to Art Brokerage (Note 3). The transaction was recorded at the quoted at the market price of $0.03 and resulted in a gain on settlement of $87,200.

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

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

Note 6. STOCK OPTION PLAN - continued

Weighted average assumptions used in calculating compensation expense in respect of options granted using the Black-Scholes option pricing model were as follows:

2009
Risk-free interest rate	2.42%
Dividend yield	Nil
Expected volatility factor of the expected market
Price of the company’s common shares	317%
Weighted average expected life of the options	3.36 yrs

There were no stock options granted or outstanding during 2008. During the nine-month period ended September 30, 2009, there were 1,150,000 options granted to directors and 300,000 options granted to consultants. All options granted were fully vested at the date of issuance which resulted in a stock-based compensation expense of $43,321 being charged to operations during the period ended September 30, 2009.

Note 7. SUBSEQUENT EVENTS

Subsequent to September 30, 2009,

(a) The Company paid a refundable deposit of $200,000 in connection with a negotiation of a potential acquisition opportunity in South Texas. There is no assurance that the proposed transaction will occur as planned or at all. The Company will continue to evaluate joint venture opportunities and oil and gas development and production prospects in South Texas with the goal of acquiring rights to develop deep zone natural gas.

(b) The Company was advanced $284,250 in anticipation of costs associated with the potential acquisition opportunity in South Texas referred to in point (a) above. The amount was advanced by Art Brokerage, Inc. with no specific terms of repayment and is expected to be short term. Of this amount, $200,000 was used to pay the refundable deposit discussed in point (a) above. There have been repayments totaling $45,000 to date.

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

Recent Corporate Developments

Since the commencement of our fiscal quarter ended September 30, 2009, we experienced the following significant corporate developments:

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

4.

On September 24, 2009 we entered into a Debt Settlement and Subscription Agreement with The Art Brokerage Inc. pursuant to which we issued Art Brokerage 4,360,000 restricted shares of the Company’s common stock at a deemed value of $0.05 per share in settlement of outstanding debt owed to Art Brokerage in the amount of $218,000. The shares were issued to Art Brokerage in reliance on the exemptions from registration provided by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

5.

Subsequent to our quarter ended September 30, 2009 we paid a refundable deposit of $200,000 in connection with our negotiation of a potential acquisition opportunity in South Texas. There is no assurance that the proposed transaction will occur as planned or at all. We continue to evaluate joint venture opportunities and oil and gas development and production prospects in South Texas with the goal of acquiring rights to develop deep zone natural gas.

Our Current Business

We are an exploration stage company. We plan to continue to evaluate joint venture opportunities and oil and gas development and production prospects in Texas and Saskatchewan. Our development work in Texas had been focused exclusively on optimizing existing non-producing wells on our previously owned 6,000 acre oil and gas lease in Nolan and Fisher counties outside of Sweetwater, Texas. While we no longer own this lease we have through our efforts found a significant store of original core and drilling information unavailable for review since the 1970’s at the time of the original drilling. These records, including logs and zone maps, are now in our possession.

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

We expect to continue our evaluation of joint venture production and development opportunities in Texas. Our company has engaged an independent geologist in Wichita Falls, Texas and has evaluated two prospects to date. One in Throckmorton County and one in Wilbarger County. Our company has acquired a good working knowledge of land value and recovery techniques over the past three years working in Texas and has developed working relationships we believe will be valuable in identifying appropriate ventures for our company going forward.

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

General

The following is a discussion and analysis of our plan of operation for the three and nine month period ended September 30, 2009, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Plan of Operation

For the next twelve months we plan to continue to evaluate joint venture opportunities and oil and gas development and production prospects in Texas and Saskatchewan. Our development work in Texas had been focused exclusively on optimizing existing non-producing wells on our previously owned 6,000 acre oil and gas lease in Nolan and Fisher counties outside of Sweetwater, Texas (the “Nolan Lease”).

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

The Company is evaluating new ventures in South Texas with the goal of acquiring rights to develop deep zone natural gas. The south coast of Texas has historically produced large volumes of natural gas from depths below 10,000 feet. A prospective productive deep zone in the area is known as the “Meek Sand” found in the Wilcox section. We have been working with a certified petroleum geologist with extensive experience in the area analyzing prospective prospects for this type of exploration. In addition, we have consulted with independent consulting geologists to review data we have received on target leases. At the time of this report no decisions have been made on selecting a specific project and no agreements have been entered into however the Company remains actively involved in this endeavor.

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

On September 24, 2009, the Company issued 4,360,000 shares to settle $218,000 owed to Art Brokerage. The debt settlement resulted in a gain on settlement of $87,200.

RESULTS OF OPERATIONS

Three and Nine Month Summary
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$-	$-	$-	$-
Expenses	99,387	45,272	221,249	174,456
Interest expense	-	-	-	-
Net Loss	$18,792	$45,272	$3,276,732	$174,456

Revenue

We had no operating revenues for the three month periods ended September 30, 2009 and 2008 and for the nine month periods ended September 30, 2009 and 2008. We anticipate that we will not generate any revenues until we generate additional financing to support our planned operations and locate a prospective property through which we can pursue our plan of operation.

Operating Costs and Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Management Fees and stock
based compensation	$65,821	$22,500	$110,821	$67,500
Professional Fees	21,050	15,539	86,405	90,015
Transfer Agent Fees	4,716	629	7,587	5,304
Travel	6,605	6,039	14,017	10,512
Office	1,195	565	2,419	1,125
Total Expenses	$99,387	$45,272	$221,249	$174,456

General and Administrative

The $54,115 and $46,793 increase in our general and administrative expenses for the three and nine month periods ended September 30, 2009 as compared to the same period in fiscal 2008 was primarily due to an increase in Management Fees and stock based compensation associated with the 2009 stock option plan.

Liquidity and Capital Resources

Working Capital
	September 30,	December 31, 2008
	2009
Current Assets	$19	$-
Current Liabilities	760,764	790,634
Working Capital Deficiency	$(760,745)	$(790,634)

Cash Flows
	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash used in Operating Activities	$(167,736)	$(193,308)
Cash used by Investing Activities	-	-
Cash provided by Financing Activities	167,755	193,254
Net Increase (Decrease) in Cash	$19	$(54)

The Company’s activity has increased over the period from 2008 to 2009 leading to a corresponding increase in cash expenditures. Funding for operating and investing activities was provided by non-interest bearing advances from a lender.

We had a cash balance of $19 and negative working capital of $760,745 as of September 30, 2009 compared to a bank balance of $Nil and negative working capital of $790,634 as of December 31, 2008. We anticipate that we will incur approximately $1,290,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

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

Loans Payable

The Company has the following loans payable. These amounts are unsecured, bear no interest, with no specific terms of repayment.

	September 30,	December 31,
	2009	2008
Art Brokerage	$561,269	$1,059,014	(1)
Mr. Alonzo B. Leavell	20,000	20,000
TOTAL	$581,269	$1,079,014

(1)

The Company entered into an Assignment and Assumption Agreement with Senergy and Art Brokerage, Inc. (“ABI”) pursuant to which ABI assigned to Senergy all its right, title and interest to a debt of US$447,500 owed by the Company to ABI.

Going Concern

The audited financial statements accompanying our annual report on Form 10-K for the year ended December 31, 2008 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of November 11, 2009, we had a cash balance of $38,271 and we estimate that we will require approximately $1,290,000 to fund our business operations over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

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

Future Financings

As of November 11, 2009, we had a cash balance of $38,271 and we estimate that we will require approximately $1,290,000 to fund our business operations over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders.

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

We had a cash balance of $19 and negative working capital of $760,745 as of September 30, 2009. We do not have sufficient funds to continue to evaluate joint venture opportunities and oil and gas development and production prospects in West Texas, North West Texas and Saskatchewan, nor do we have the funds to independently finance our daily operating costs. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to continue to evaluate joint venture opportunities and oil and gas development and production prospects in West Texas and North West Texas and Saskatchewan. Obtaining additional financing is subject to a number of factors, including market prices for minerals and oil and gas, investor acceptance of any property we may acquire in the future, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

We incurred net losses of $3,276,732 and $174,456 for the nine month periods ended September 30, 2009 and 2008, respectively. At September 30, 2009, we had an accumulated deficit of $5,079,350 and negative working capital of $760,745.

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

There were no changes in our internal control over financial reporting during the three month period ended September 30, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the fiscal quarter ended September 30, 2009, we completed the following sales of our equity securities that were not registered:

On September 24, 2009 we entered into a Debt Settlement and Subscription Agreement with The Art Brokerage Inc. pursuant to which we issued Art Brokerage 4,360,000 restricted shares of the Company’s common stock at a deemed value of $0.05 per share in settlement of outstanding debt owed to Art Brokerage in the amount of $218,000. The shares were issued to Art Brokerage in reliance on the exemptions from registration provided by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Articles (incorporated by reference from our Form 10-Q Quarterly report, filed on August 14, 2009)
3.2	Bylaws (incorporated by reference from our Form 10SB Registration Statement, filed on August 8, 1999)
3.3	Amended Bylaws (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 24, 2008)
4.1	Specimen Stock Certificate (incorporated by reference from our Form 10-SB Registration Statement, filed on August 8, 1999)
10.1	Non-Qualified Stock Option Plan (incorporated by reference from our Form S-8 Registration Statement, filed on September 12, 2002)
10.2	Mutual Release Agreement between Eskota Energy Corporation and Veneto Exploration, LLC and Assignment of Oil and Gas Leases dated July 6, 2006
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

10.13	2009 Stock Option Plan (incorporated by reference from our Form 10-Q Quarterly report, filed on August 14, 2009)
10.14*	Debt Settlement and Subscription Agreement dated as of September 24, 2009 between Maverick Minerals Corp. and The Art Brokerage Inc.
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 24, 2008)

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAVERICK MINERALS CORPORATION

By	/s/ Robert Kinloch
Robert Kinloch
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	November 13, 2009