Form 10-K
period 2009-12-31
MAVERICK MINERALS CORP
filed 2010-04-15
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to________________

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
Yes[ ] No[ x ]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes[ ] No [ x ]

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
[ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Accelerated filer [ ] Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[ ] No[ x ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $67,530 based on a price of $0.05 per share, being the last price at which the registrant’s common equity was sold.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes[ ] No[ ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 10,476,761 issued and outstanding as of April 14, 2010.

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

Corporate History

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

On April 21, 2003 we closed a transaction, as set out in the Purchase Agreement with UCO Energy Corporation (“UCO”) to purchase the outstanding equity of UCO. To facilitate the transaction, we issued 3,758,040 common shares in exchange for all the issued and outstanding common shares of UCO. As a result of the transaction, the former shareholders of UCO held approximately 90% of the issued and outstanding common shares of Maverick. A net distribution of $944,889 was recoded in connection with the common stock of Maverick for the acquisition of UCO in respect of the Company’s net liabilities at the acquisition date. UCO was in the business of pursuing opportunities in the coal mining industry. From July 7, 2003 until March 5, 2004, we were engaged in the waste coal recovery business by way of a lease agreement at the Old Ben Mine near Sesser, Illinois. We extracted coal fines from holding ponds with a leased dredge and subsequently dried them in a fines plant and sold the dried product to an electrical utility. The operation was conducted in our wholly owned subsidiary UCO.

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

Eskota was to receive all revenue rightfully owed under the above noted leases. Eskota agreed to contribute not less than $400,000 towards capital improvements on the said lease and equipment during the first twelve months after closing. The parties agreed to negotiate a reasonable covenant to ensure these expenditures were made. A note payable was signed on August 31, 2005 between Eskota and Veneto whereby Eskota promised to pay Veneto $700,000 before August 31, 2006, and $700,000 by May 31, 2007. In light of the above deadlines and the fact that the purchase price was predicated partially on down hole success from the initial re-works, management determined that it was not prudent to proceed with further investment on the property and that settlement discussions should begin with Veneto for a mutual release and return of the property and retirement of the promissory note of $1,400,000 issued by the Company. The effect of the initial failure to increase production from the first two attempts to restore the existing wells was reflected in an asset impairment charge taken by the Company of $419,959 on its fiscal year end financial statement dated December 31, 2005.

In June 2005, the Company cancelled 5,437,932 common shares, under an agreement with certain stockholders, which included the former stockholders of UCO, and two other stockholders including the CEO of the Company. The former stockholders of UCO surrendered the majority of the shares which was approximately 95% of the total common shares that they held at the time. As a result of the share cancellation, one single common stockholder emerged as the majority stockholder with approximately 76% of the total issued and outstanding common shares.

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

On December 14, 2009, we entered into a farm-out agreement (the “Farmout Agreement”) with Southeastern Pipe Line Company (“SEPL”) pursuant to which we acquired the right to earn an interest in certain oil and gas mineral leases located in Fort Bend and Wharton Counties, Texas (collectively, the “Leases”) and to the lands covered thereby. As a result of the closing of the Farmout agreement, our company ceased to be a shell company as defined in Rule 12b-2 of the United States Securities Exchange Act of 1934, as amended.

Recent Corporate Developments

Since the commencement of our fourth quarter ended December 31, 2009, we experienced the following significant corporate developments:

1.

On November 26, 2009, we entered into a subscription agreement with Robert Kinloch pursuant to which Mr. Kinloch purchased one convertible debenture (the “Debenture”) in the aggregate principal amount of $100,000 in settlement of $100,000 of outstanding payable owed by the Company to Mr. Kinloch. The Debenture is convertible into shares of the Company’s common stock, par value $0.001 at a deemed conversion price per share of $0.30 for an aggregate purchase price of $100,000. The Debenture is payable on demand, and bears interest at the rate of 8% per annum, payable on the date of conversion of the Debenture. Interest is calculated on the basis of a 360-day year and accrues daily commencing on the date the Debenture is issued until payment in full of the principal amount, together with all accrued and unpaid interest and other amounts which may become due have been made.

2.

On December 11, 2009, we entered into a consulting agreement with Leighton F. Young Jr., pursuant to which we agreed to issue to Mr. Young 175,000 shares of our common stock as payment for geological consulting services provided by Mr. Young to the Company including geological services associated with the interpretation and preparation of subsurface mapping.

3.

On December 11, 2009, we entered into a second consulting agreement with Bob Fendley, pursuant to which we agreed to issue to Mr. Fendley 175,000 shares of our common stock as payment for geological consulting services provided by Mr. Fendley to the Company including geological services relating to the interpretation of geologic data on the East Bernard Prospect.

4.

On December 14, 2009, we entered into a farm-out agreement (the “Farmout Agreement”) with Southeastern Pipe Line Company (“SEPL”) pursuant to which we acquired the right to earn an interest in certain oil and gas mineral leases located in Fort Bend and Wharton Counties, Texas and to the lands covered thereby. See “Farm-out Agreement with Southeastern Pipe Line Company” below.

5.

Effective December 17, 2009, we entered into a subscription agreement with a U.S. subscriber pursuant to which the subscriber purchased one convertible debenture in the aggregate principal amount of $35,625. The Debenture is convertible into shares of the Company’s common stock, par value $0.001 at a deemed conversion price per share of $0.75. The debenture is payable on demand, and bears interest at the rate of 8% per annum, payable on the date of conversion of the Debenture. Interest is calculated on the basis of a 360-day year and accrues daily commencing on the date the Debenture is issued until payment in full of the principal amount, together with all accrued and unpaid interest and other amounts which may become due have been made.

6.

On December 31, 2009, we effected a ten (10) for one (1) stock split of our issued and outstanding shares of common stock. As a result, our issued and outstanding share capital decreased from 104,767,208 shares of common stock to 10,476,721 shares of common stock. The reverse stock split became effective with FINRA’s Over-the-Counter Bulletin Board at the opening for trading on December 31, 2009 under the new stock symbol “MVRMD”. Our new CUSIP number is 577707 300.

Our Current Business

We are currently an exploration stage company engaged in the acquisition, exploration, and development of prospective oil and gas properties. Our current business focus is to implement the terms of the Farmout Agreement pursuant to which we intend to earn an interest in certain oil and gas mineral leases located in Fort Bend and Wharton Counties, Texas owned by SEPL. Subject to receipt of additional financing our initial operations during the next quarter are to locate suitable locations to drill, drilling, and determining if an initial test well is viable. If the well is viable and we can develop the well, we intend to drill an initial test well and to earn an interest in the mineral leases subject to the Farmout Agreement. If the well is not viable, we intend to plug the well. Our anticipated 2010 drilling program is expected to target the Wilcox Trend, a vast depositional sand zone with a history of natural gas and condensate production. The Wilcox Trend is articulated into the upper, middle, and lower Wilcox. We intend to target the middle Wilcox to a depth of between 12,500 and 13,500 feet.

Concurrent with our entry into the Farmout Agreement, we acquired from a consulting geologist, detailed proprietary geology on the property subject to the Farmout Agreement. The dataset includes seismic and geological interpretations of the underlying geology from historic data. In addition, we obtained access to log data from a well drilled to 12,200 feet in 2003 on the Farmout acreage.

Farm-out Agreement with Southeastern Pipe Line Company

On December 14, 2009, we entered into a farm-out agreement with Southeastern Pipe Line Company pursuant to which we acquired the right to earn an interest in certain oil and gas mineral leases located in Fort Bend and Wharton Counties, Texas (collectively, the “Leases”) and to the lands covered thereby subject to certain conditions, including the following:

(i)	Payment of a non-refundable fee of $350,000 to SEPL;

(ii)

Commencement of continuous and actual drilling operations on an oil or gas well to an objective formation (as such term is defined in the agreement) on the undeveloped Leases on or prior to December 14, 2010;

(iii)	Completion of drilling on every drillable tract of the undeveloped Leases prior to commencing drilling operations on the developed Leases;

(iv)

Completion of the drilling of at least four wells on the undeveloped acreage to the objective formation and commence commercial production on such wells within 120 days after completion of drilling with the option to pay $250,000 per well to opt out of the requirement to drill up to two of the four wells;

(v)

Upon earning the interest in the Leases, Maverick agrees to enter into a Joint Operating Agreement in the form of AAPL 610 Model Form 1989 with 2005 COPAS accounting procedure to govern operations by the parties on the Leases, and SEPL agrees to assign its 100% interest in the Leases to Maverick subject to reserving an overriding royalty interest equal to the difference between all the existing lease burdens of record in effect as of October 1, 2009 and 30%, thereby delivering to Maverick a 70% net revenue interest in the Leases; and

(vi)

Maverick granting an option to SEPL pursuant to which SEPL may after all drilling and completion cost have been recovered by Maverick, back-in a 25% of eight-eighths working interest (subject to proportionate reduction if Maverick’s acreage covers less than the entirety of the mineral interest under the proration spacing unit drilled), on a well-by-well basis.

Pursuant to the terms of the Farmout Agreement if we fail to commence the drilling operations on the Initial Test Well by the Completion Date the agreement terminates immediately and the Company forfeits the Fee. Provided we establish commercial production and meet the earning requirements for the Initial Test Well, we have an option to develop additional wells (“Subsequent Wells”) within one hundred and eighty days after the completion of the Initial Test Well, Substitute Initial Test Well or a Subsequent Well. Also, pursuant to the terms of the agreement we agreed to indemnify SEPL and its affiliates from all claims arising from the drilling or operations of the Initial Test Well or any Subsequent Well.

Competition

We are an exploration stage company engaged in the acquisition of a prospective mineral or oil and gas properties. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

We will also compete with other junior mineral resource exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral resource exploration companies. The presence of competing junior mineral resource exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We also compete with other junior and senior mineral resource exploration companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Compliance with Government Regulation

Our business is subject to various federal, state and local laws and governmental regulations that may be changed from time to time in response to economic or political conditions. We are required to comply with the environmental guidelines and regulations established at the local levels for our field activities and access requirements on our permit lands and leases. Any development activities, when determined, will require, but not be limited to, detailed and comprehensive environmental impact assessments studies and approvals of local regulators.

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

We are an exploration stage company implementing a new business plan.

We are an exploration stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan. If we do discover oil or gas resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. If we discover a major reserve, there can be no assurance that such a reserve will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail. There is no assurance that we will be able to drill an initial test well on the property subject to the Farmout Agreement within the timeline set out in the agreement or at all. Failure to do so will result in the loss of all our interest in the Farmout Agreement with SEPL.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had a negative working capital of $833,727 as of December 31, 2009. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to develop any wells under the Farmout Agreement. Obtaining additional financing is subject to a number of factors, including market prices for oil and gas, investor acceptance of our interest pursuant to the Farmout Agreement, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

We currently do not generate revenues, and as a result, we face a high risk of business failure.

The only interest in property we have is pursuant to the Farmout Agreement. From the date of our incorporation, we have primarily focused on the location and acquisition of mineral and oil and gas properties. We have not generated any revenues to date. In order to generate revenues, we will incur substantial expenses in the evaluation and development of the Initial Well. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operation, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

We incurred net loss of $3,433,469 and a net income of $109,951 for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, we had an accumulated deficit of $5,236,087 and a negative working capital of $833,727.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our consolidated financial statements for the year ended December 31, 2009. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

If we are required for any reason to repay our outstanding secured convertible debentures or any other indebtedness, we would be required to deplete our working capital, if available, or raise additional funds.

If we are required to repay the secured convertible debentures or any other indebtedness for any reason, we would be required to use our limited working capital and raise additional funds. If we are unable to repay the secured convertible debentures or any other indebtedness when required, we may be required to sell substantial assets of our company. In addition, the lenders could commence legal action against our company and foreclose on all of our assets to recover the amounts due. Any such sale or legal action would require our company to curtail or possibly cease our operations.

Market conditions or operation impediments may hinder our access to oil and gas markets or delay our potential production.

Our ability to develop the farmout acreage depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. This dependence is heightened where this infrastructure is less developed. Therefore, even if drilling results are positive in certain areas of our oil and gas properties, a new gathering system may need to be built to handle the potential volume of oil and gas produced. We might be required to shut in wells, at least temporarily, for lack of a market or because of the inadequacy or unavailability of transportation facilities. If that were to occur, we would be unable to realize revenue from those wells until arrangements were made to deliver production to market.

Even if we are able to establish any oil or gas reserves on the farmout acreage, our ability to produce and market oil and gas is affected and also may be harmed by:

  inadequate pipeline transmission facilities or carrying capacity;

  government regulation of natural gas and oil production;

  government transportation, tax and energy policies;

  changes in supply and demand; and

  general economic conditions.

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

Shortages of rigs, equipment, supplies and personnel could delay or otherwise adversely affect our cost of operations or our ability to operate according to our business plans.

If drilling activity increases worldwide, a shortage of drilling and completion rigs, field equipment and qualified personnel could develop. These costs have recently increased sharply and could continue to do so. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which could in turn harm our operating results.

The geographic concentration of all of our properties in Texas subjects us to an increased risk of loss of revenue or curtailment of production from factors affecting those areas.

The geographic concentration of all of our leasehold interests in Texas means that our properties could be affected by the same event should the regions experience:

  severe weather;

  delays or decreases in production, the availability of equipment, facilities or services;

  delays or decreases in the availability of capacity to transport, gather or process production; or

  changes in the regulatory environment.

The oil and gas exploration and production industry is historically a cyclical industry and market fluctuations in the prices of oil and gas could adversely affect our business.

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include:

  weather conditions in the United States and wherever our property interests are located;

  economic conditions, including demand for petroleum-based products, in the United States and the rest of the world;

  actions by OPEC, the Organization of Petroleum Exporting Countries;

  political instability in the Middle East and other major oil and gas producing regions;

  governmental regulations, both domestic and foreign;

  domestic and foreign tax policy;

  the pace adopted by foreign governments for the exploration, development, and production of their national reserves;

  the price of foreign imports of oil and gas;

  the cost of exploring for, producing and delivering oil and gas;

  the discovery rate of new oil and gas reserves;

  the rate of decline of existing and new oil and gas reserves;

  available pipeline and other oil and gas transportation capacity;

  the ability of oil and gas companies to raise capital;

  the overall supply and demand for oil and gas; and

  the availability of alternate fuel sources.

Changes in commodity prices may significantly affect our capital resources, liquidity and expected operating results. Price changes will directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment.

Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and the development and exploitation of projects. We expect that commodity prices will continue to fluctuate significantly in the future.

Our interests are held in the form of leases that we may be unable to retain.

The interest in our property are held under leases and working interests in leases. If we or the holder of a lease fails to meet the specific requirements of the lease regarding delay or non-payment of rental payments or we or the holder of the lease fail to meet the minimum level of evaluation some or all of our leases may terminate or expire. There can be no assurance that any of the obligations required to maintain each lease will be met. The termination or expiration of our leases or the working interests relating to leases may reduce our opportunity to exploit a given prospect for oil production and thus have a material adverse effect on our business, results of operation and financial condition.

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

Risks Relating to Our Common Stock

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our articles of incorporation authorize the issuance of up to 850,000,000 shares of common stock with a par value of $0.001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will reduce the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We are engaged in the business of identifying, acquiring, exploring and developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

Risks Related to Our Company

Our by-laws contain provisions indemnifying our officers and directors.

Our by-laws provide the indemnification of our directors and officers to the fullest extent legally permissible under the Nevada corporate law against all expenses, liability and loss reasonably incurred or suffered by him in connection with any action, suit or proceeding. Furthermore, our by-laws provide that our board of directors may cause our company to purchase and maintain insurance for our directors and officers, and we have implemented director and officer insurance coverage.

Our by-laws do not contain anti-takeover provisions and thus our management and directors may change if there is a take-over of our company.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our by-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company. If there is a take-over of our company, our management and directors may change.

Because most of our directors and officers are residents of other countries other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our directors and officers.

Most of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

ITEM 2. PROPERTIES.

Executive Offices

Our principal business offices are located at 2501 Lansdowne Ave., Saskatoon, Saskatchewan, Canada S7J 1H3. These premises are provided to us without cost by our president, Robert Kinloch. Our offices consist of approximately 200 square feet. We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

Acquisition of East Bernard Prospect Properties

On December 14, 2009, we entered into a farm out agreement with Southeastern Pipe Line Company pursuant to which we acquired the right to earn an interest in certain oil and gas mineral leases located in Fort Bend and Wharton Countires, Texas (the “Leases”) covering 4,520 acres of land. The Leases are divided into developed acreage and undeveloped acreage. We can only earn a right in the developed acreage if we successfully develop the undeveloped acreage. See Item 1 “Farm out Agreement with Southeastern Pipe Line Company” above.

Location of Farmout Acreage

History of East Bernard Prospect

The Leases cover 4,520 acres of land and offsets contiguous acreage owned by Conoco-Philips presently producing natural gas and oil and known as the “Cooley Field”. The Cooley Field and the development area of the Leases are located inside a “Fairway” running from northeast to southwest. The boundaries of the Fairway are clearly defined by the Depo fault on the north boundary and the Cooley fault on the south which are the major structural features of the productive zone and which acted as a trap for the hydrocarbons in this immediate area and elsewhere in the Wilcox trend. Gas was first discovered on the Cooley Field in 1983 and the date of first production from TRRC records was October, 1997. The prospective productive deep zone in the East Bernard Prospect and throughout the area is known as the “Meek Sand” which is found in the Wilcox section. The Wilcox is the primary objective of Maverick’s planned drilling program. The Wilcox section is a known zone of hydrocarbons extending through-out South Texas and into the Gulf of Mexico.

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

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares were quoted for trading on the OTC Bulletin Board on June 21, 1999 under the symbol “PFCS”. On February 15, 2002 our symbol changed to “MAVM” and on May 22, 2003 our symbol changed to “MVRM”. On August 29, 2006, our stock was delisted from the OTC Bulletin Board and on August 31, 2006, it commenced trading on the Pink Sheets LLC under the symbol “MVRM”. On July 7, 2009 our shares of common stock were quoted for trading on the OTC Bulletin Board under the symbol “MVRM” and on December 31, 2009 our symbol changed to “MVRMD”.

The following quotations obtained from the OTC Bulletin Board reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up or mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High*	Low*
December 31, 2009	$1.00	$0.20
September 30, 2009	$0.50	$0.30
June 30, 2009	$0.90	$0.10
March 31, 2009	$0.70	$0.10
December 31, 2008	$0.70	$0.10
September 30, 2008	$1.20	$0.40
June 30, 2008	$1.50	$1.00
March 31, 2008	$0.30	$0.10

*Prices shown have been adjusted to reflect the ten for one reverse split effected on December 31, 2009.

Our common shares are issued in registered form. Pacific Stock Transfer Company, of 4045 South Spencer Street, Suite 403 Las Vegas, NV 89119 (telephone: 702.361.3033; facsimile 702.433.1979) is the registrar and transfer agent for our shares of common stock.

Holders of our Common Stock

As of April 14, 2010, we have 146 registered stockholders and 10,476,721 shares issued and outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

On February 13, 2009, we entered into a loan agreement with Senergy Partners LLC (“Senergy”) pursuant to which we received a revolving loan of up to $1,000,000 (the “Credit Facility”). The outstanding principal amount of the Credit Facility together with all accrued and unpaid interest and all other amounts outstanding thereunder are due and payable in full on December 31, 2012 (the maturity date). Outstanding principal under the Credit Facility bears interest at an annual rate of 8%. In consideration of Senergy entering into the Credit Facility, we entered into a debt settlement and subscription agreement (the “Debt Settlement Agreement”) with Senergy. Pursuant to the terms of the Debt Settlement Agreement, we agreed to issue to Senergy 8,950,000 post-split shares of our common stock at a deemed price of $0.05 per share in settlement of a $447,500 debt owed to Senergy.

In connection with our entry into the Credit Facility and Debt Settlement Agreement with Senergy, on February 13, 2009 we entered into an Assignment and Assumption Agreement with Senergy and Art Brokerage, Inc. (“ABI”) pursuant to which ABI assigned to Senergy all its right, title and interest to a debt (the “Assigned Debt”) of $447,500 owed by the Company to ABI. In February, 2009, prior to the entry into the Credit Facility and the Debt Settlement Agreement, and in connection with the negotiation of these agreements, a majority shareholder of Maverick agreed to return to treasury 2,000,000 post-split shares of Maverick’s issued and outstanding common stock held by him. As a result of these transactions Senergy acquired 8,950,000 post-split shares.

On September 24, 2009, we entered into a Debt Settlement and Subscription Agreement with The Art Brokerage Inc. pursuant to which we issued Art Brokerage 436,000 restricted post-split shares of the Company’s common stock at a deemed value of $0.50 per share in settlement of outstanding debt owed to Art Brokerage in the amount of $218,000. The shares were issued to Art Brokerage in reliance on the exemptions from registration provided by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

On November 26, 2009, we entered into a subscription agreement with Robert Kinloch pursuant to which Mr. Kinloch purchased one convertible debenture (the “Debenture”) in the aggregate principal amount of $100,000 in settlement of $100,000 of outstanding payable owed by the Company to Mr. Kinloch. The Debenture is convertible into shares of the Company’s common stock, par value $0.001 at a deemed conversion price per share of $0.30 for an aggregate purchase price of $100,000. The Debenture is payable on demand, and bears interest at the rate of 8% per annum, payable on the date of conversion of the Debenture. Interest is calculated on the basis of a 360-day year and accrues daily commencing on the date the Debenture is issued until payment in full of the principal amount, together with all accrued and unpaid interest and other amounts which may become due have been made.

Effective December 17, 2009, we entered into a subscription agreement with a U.S. subscriber pursuant to which the subscriber purchased one convertible debenture in the aggregate principal amount of $35,625. The Debenture is convertible into shares of the Company’s common stock, par value $0.001 at a deemed conversion price per share of $0. 75. The debenture is payable on demand, and bears interest at the rate of 8% per annum, payable on the date of conversion of the Debenture. Interest is calculated on the basis of a 360-day year and accrues daily commencing on the date the Debenture is issued until payment in full of the principal amount, together with all accrued and unpaid interest and other amounts which may become due have been made. The debenture was issued to the subscriber in reliance on the exemptions from registration provided by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 1, 2009, our board of directors adopted our 2009 Stock Option Plan. The purpose of our 2009 stock option plan is to retain the services of valued key employees and consultants of our company. Under the plan, the plan administrator is authorized to grant stock options to acquire up to a total of up to 7,500,000 shares of our common stock. On July 31, 2009 we filed a consent solicitation on Schedule 14A to seek stockholder approval of our 2009 Stock Option Plan. On August 3, 2009 we received majority stockholder consent approving our 2009 stock option plan. In August, 2009 we granted an aggregate of 145,000 options to acquire shares of our common stock at an exercise price of $0.40 per share to certain of our officers, employees and consultants under the 2009 option plan.

The following table provides a summary of the number of stock options granted under the 2009 Plan, the weighted average exercise price and the number of stock options remaining available for issuance under the Company’s option plans as at December 31, 2009:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans not approved by security holders	145,000	$0.40	7,355,000

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2009.

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

Plan of Operation

We are currently an exploration stage company engaged in the acquisition, exploration, and development of prospective oil and gas properties. Our current business focus is to implement the terms of the Farmout Agreement pursuant to which we intend to earn an interest in certain oil and gas mineral leases located in Fort Bend and Wharton Counties, Texas owned by SEPL. Subject to receipt of additional financing our initial operations during the next quarter are to locate suitable locations to drill, drilling, and determining if an initial test well is viable. If the well is viable and we can develop the well, we intend to drill an initial test well and to earn an interest in the mineral leases subject to the Farmout Agreement. If the well is not viable, we intend to plug the well. Our anticipated 2010 drilling program is subject to obtaining additional financing and is expected to target the Wilcox Trend, a vast depositional sand zone with a history of natural gas and condensate production. The Wilcox Trend is articulated into the upper, middle, and lower Wilcox. We intend to target the middle Wilcox to a depth of between 12,500 and 13,500 feet. Additionally we expect to continue to evaluate a number of joint venture opportunities in the oil and gas sector in the next twelve months.

Our general estimated expenses over the next twelve months are as follows:

Expense	($)
Cost to drill Initial Well	2,436,100
Consulting and Due Diligence	240,000
Professional Fees	130,000
Joint Venture Programs	500,000
Total	$3,776,100

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

In consideration of Senergy entering into the Credit Facility, the Company agreed to enter into a debt settlement and subscription agreement (the “Debt Settlement Agreement”) with Senergy dated as of February 13, 2009. Pursuant to the terms of the Debt Settlement Agreement, the Company agreed to issue to Senergy 8,950,000 post-split shares of its common stock at a deemed price of US$0.05 per share in settlement of a US$447,500 debt owed to Senergy.

RESULTS OF OPERATIONS

Our operating results for the years ended December 31, 2009 and 2008 are summarized as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Percentage Increase/(Decrease)
Revenue	-	-	N/A
Expenses	$275,963	$204,571	34.9%
Other Expenses (Income)	$3,157,506	$(314,522)	(1,103.9%)
Net Income (loss)	$(3,433,469)	$109,951	(3,222.7%)

Revenues

We have had no operating revenues for the years ended December 31, 2009 and 2008. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative

The major components of our general and administrative expenses for the year are outlined in the table below:

	Year Ended December 31,
			Percentage
	2009	2008	Increase /
			(Decrease)
Audit Fees	$49,518	$56,126	(11.8%	)
Accounting, legal, engineering & consulting, investor relations	62,057	39,710	56.3%
Management fees and stock based compensation	133,321	90,000	48.1%
Office	3,334	1,648	102.3%
Transfer agent fees	9,785	5,665	72.7%
Travel	17,948	11,422	57.1%
Total Expenses	$275,963	$204,571	34.9%

The increase in our general and administrative expenses for the year ended December 31, 2009 was primarily due to:

a)

The increase in accounting, audit, and legal fees from 2008 to 2009 due to a general increase in the fees charged by the consultants and professionals who provide these services. In addition, there has been an increase in the amount of time spent by these consultants and professionals to ensure the Company is in compliance with the increased reporting requirement imposed by regulatory authorities.

b)

During 2009 there was stock based compensation expense due to the granting of 145,000 new stock options. In accordance with GAAP, these options were deemed to have a fair value of $48,321. There were no stock options granted during 2008.

c)

Transfer agent fees were higher in 2009 mainly due to the increase in number of filings during the year compared to 2008. In 2009 there were a number of share issuances during the year compared to no shares issuance in 2008.

d)	The increased travel expense relate to the costs of a directors’ meeting during 2009.

Other Income/Expenses

During 2009 the Company incurred $11,577 in interest expenses compared to $Nil in 2008 as a result of the issuance of issuance of interest bearing debt in 2009 that did not exist in 2008. The Company realized a foreign exchange gain of $13,429 in 2009 compared to a loss of $3,122 in 2008 as a result of the strengthening of the US Dollar compared to the Canadian dollar from 2008 to 2009. The Company realized a loss on settlement of loans payable of $3,132,500. There were no such settlements in 2008. Lastly, the Company realized a gain on liabilities written-off of $Nil in 2009, $311,400 in 2008 as a result of a lender releasing the Company of its obligation. No such write-offs or releases occurred in 2009.

Working Capital

	Year Ended December 31, 2009	Year Ended December 31, 2008
Current Assets	$6,024	$-
Current Liabilities	839,751	790,634
Working Capital Deficiency	$(833,727)	$(790,634)

Cash Flows

	Year Ended December 31, 2009	Year Ended December 31, 2008
Cash used in Operating Activities	$(218,492)	$(223,739)
Cash provided by Investing Activities	(361,195)	-
Cash provided by Financing Activities	585,711	223,643
Net Decrease in Cash	$6,024	$(96)

As the Company’s activity has declined over the period from 2008 to 2009, so have its cash expenditures. Funding for operating and investing activities was provided by non-interest bearing advances from a lender.

We had cash of $6,024 and negative working capital of $833,727 as of December 31, 2009 compared to a bank overdraft of $669 and negative working capital of $790,634 for the year ended December 31, 2008. We anticipate that we will incur approximately $1,290,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. In addition to our operating expenses, we will require additional $3,776,100 for costs associated to the oil and gas leases. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Cash used in operating activities for the year ended December 31, 2009 was $218,492 as compared to cash used by operating activities for the same period in 2008 of $223,739. Cash used in operating activities was consistent with the prior year. Cash used in investing activities for the year ended December 31, 2009 was $361,195 as compared to cash used by investing activities for the same period in 2008 of $Nil. The increase in cash used in investing activities was primarily due to the deposit and direct legal costs incurred on the oil and gas leases during the year ended December 31, 2009. Cash provided by financing activities for the year ended December 31, 2009 was $585,711 as compared to cash provided by financing activities for the same period in 2008 of $223,643. The increase in cash provided by financing activities was primarily due to proceeds from loans payable of $620,755 (2008 - $222,374) in addition to $35,625 raised from issuances of convertible notes offset by $70,000 related to repayment of loans.

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

The Company has the following loans outstanding as of December 31, 2009:

The Company has the following loans payable:
	December 31, 2009	December 31, 2008
Art Brokerage – Current(1)	$586,519	$611,514
Mr. Alonzo B. Leavell(1)	20,000	20,000
	606,519	631,514
Senergy Partners LLC(2)	357,750	-
Art Brokerage – Long Term	-	447,500
	$964,268	$1,079,014

(1)	These amounts are unsecured, bear no interest, with no specific terms of repayment.
(2)	This amount is unsecured, bears interest at 8% per annum, maturing on December 31, 2012.

On November 21, 2008, Pride of Aspen Associates LLC (“Pride of Aspen”) executed a Deed of Release pursuant to which Pride of Aspen released the Company from any obligation to repay the sum of $311,400 owed to Pride of Aspen for Nil consideration.

A portion of the Art Brokerage loan at December 31, 2008 had been classified as long-term debt as at December 31, 2008 since the Company had entered into the Debt Settlement Agreement (Note 7 (d)) on February 13, 2009, with Synergy Partners LLC (“Synergy”), before the 2008 financial statements were issued.

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2009, we had cash of $6,024 and we estimate that we will require approximately $1,290,000 for operating expenses and an additional $3,776,100 for costs associated to the oil and gas leases over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the December 31, 2009 and 2008 consolidated financial statements which are included with this annual report. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

Future Financings

As of April 12, 2010, we had cash of $1,478 and we estimate that we will require approximately $1,290,000 for operating expenses and an additional $3,776,100 for costs associated to the oil and gas leases to fund our business operations over the next twelve months. Accordingly, although we have access to additional funds through our line of credit with Senergy, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

New Accounting Pronouncements

ASC 105. The Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, (“SFAS No. 168”) “— a replacement of FASB Statement No. 162. SFAS No. 168 is the new source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement was incorporated into ASC 105, Generally Accepted Accounting Principles under the new FASB codification which became effective on July 1, 2009. The new Codification supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Company adopted this statement during the third quarter of 2009. The adoption of this standard did not have any impact on the Company’s financial position or results from operations.

ASC 805. The FASB issued ASC 805, “Business Combinations”. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of this standard did not have a material impact on our consolidated financial statements.

ASC 810. The FASB issued ASC 810, “Consolidation”. The standard requires all entities to report noncontrolling (minority) interests as equity in consolidated financial statements. ASC 810 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The adoption of this standard did not have a material impact on our consolidated financial statements.

ASC 815. The FASB issued ASC 815, “Derivatives and Hedging”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under ASC 815 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard did not have a material impact on our consolidated financial statements.

ASC 820 - The Company adopted ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 applies to most current accounting rules requiring or permitting fair value measurements. ASC 820 provides a framework for measuring fair value and requires expanded disclosures about fair value methods and inputs by establishing a hierarchy for ranking the quality and reliability of the information used by management to measure and report amounts at fair value.

ASC 820-10 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820-10 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The fair value hierarchy, as defined by ASC 820-10, contains three levels of inputs that may be used to measure fair value as follows:

  Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities;

23

  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals; and

  Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The Company does not have any fair value measurements using Level 2 or Level 3 inputs as of December 31, 2009.

ASC 470-20. The FASB issued Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion” (FSP APB 14-1). FSP APB 14-1 was incorporated into ASC 470-20, Distinguishing Liabilities vs Equity. ASC 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. Further, ASC 470-20 clarifies the appropriate economics of the conversion options as borrowing costs and their potential dilutive effects in earnings per share. ASC 470-20 is effective for fiscal years beginning after December 15, 2008. The adoption of this standard did not have any impact on the Company’s financial position or results from operations.

ASC 470-20. The Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 was incorporated into ASC 470-20, Distinguising Liabilities vs Equity. ASC 470-20 provides guidance for instruments (including options or warrants on a company’s shares, forward contracts on a company’s shares, and convertible debt instruments and convertible preferred stock) that may contain contract terms that call into question whether the instrument or embedded feature is indexed to the entity’s own stock. ASC 470-20 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of this standard did not have any impact on the Company’s financial position or results from operations.

ASC 855. The FASB issued FASB Statement No. 165, Subsequent Events (“SFAS No. 165”). The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of financial statements. This statement was incorporated into ASC 855, Subsequent Events (“ASC 855”). ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements as well as the circumstances under which the entity would recognize them and the related disclosures an entity should make. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

ASU 2010-06. The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which is included in the ASC in Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company is currently assessing the impact of adoption of ASU 2009-14 and does not currently plan to early adopt.

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

The Company follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost centre) basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.

Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves. Petroleum products and reserves are converted to a common unit of measure, using 6 MCF of natural gas to one barrel of oil.

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred.

When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the “full cost ceiling” the excess is expensed in the period such excess occurs. The “full cost ceiling” is determined based on the present value of estimated future net revenues attributed to proved reserves.

Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost centre.

Estimates of undiscounted future cash flows that we use for conducting impairment tests are subject to significant judgment decisions based on assumptions of highly uncertain future factors such as, crude oil and natural gas prices, production quantities, estimates of recoverable reserves, and production and transportation costs. Given the significant assumptions required and the strong possibility that actual future factors will differ, we consider the impairment test to be a critical accounting procedure. During the years ended December 31, 2009 and 2008 no property impairment adjustments were recorded.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
www.bdo.ca	925 West Georgia Street
Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
Maverick Minerals Corporation
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Maverick Minerals Corporation (an Exploration Stage Company) as of December 31, 2009 and 2008 and the consolidated statements of operations and comprehensive income (loss), cash flows and changes in capital deficit for the years then ended and the period from inception (April 21, 2003) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Maverick Minerals Corporation as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from inception (April 21, 2003) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had an accumulated deficit of $5,148,887 and negative working capital of $833,727 at December 31, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Canada LLP

Chartered Accountants

Vancouver, Canada
April 14, 2010

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	December 31	December 31
	2009	2008

Current Asset
Cash	$6,024	$-

Long term asset
Oil and gas leases (Note 3)	571,195	-
TOTAL ASSETS	$577,219	$-

Current Liabilities
Bank indebtedness	$-	$669
Accounts payable (Note 6)	86,025	151,413
Accrued liabilities	11,582	7,038
Convertible debt (Note 5)	135,625	-
Loans payable (Note 4)	606,519	631,514
TOTAL CURRENT LIABILITIES	839,751	790,634

Long term liabilities
Loans payable (Note 4)	357,750	447,500
TOTAL LIABILITIES	1,197,501	1,238,134

Capital Deficit
Capital Stock (Note 7)
Authorized:
750,000,000 (2008 - 100,000,000) common shares at $0.001 par value Issued and fully paid 10,476,721 (2008 - 2,740,721) common shares
Par value	10,477	2,741
100,000,000 (2008 - Nil) preferred shares at $0.001 par value Issued and fully paid Nil (2008 - Nil) preferred shares
Par value	-	-
Additional paid-in capital	4,604,455	560,870
Deficit, accumulated during the exploration stage	(5,236,087)	(1,802,618)
Accumulated other comprehensive income	873	873
TOTAL CAPITAL DEFICIT	(620,282)	(1,238,134)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$577,219	$-

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in U.S. Dollars)

	Cumulative From
	Date of Inception
	(April 21, 2003)	Year Ended
	to December 31	December 31
	2009	2009	2008

General and administration expenses
Audit fees	$312,665 $	49,518	$56,126
Freight	7,600	-	-
Insurance	186,297	-	-
Accounting, legal, engineering & consulting, investor relations	294,093	62,057	39,710
Management fees and stock based compensation (Notes 6 and 7)	956,839	133,321	90,000
Office	60,916	3,334	1,648
Telephone and utilities	83,059	-	-
Transfer agent fees	22,900	9,785	5,665
Travel	207,692	17,948	11,422
Wages and benefits	86,588	-	-
Gain on disposal of assets	(795,231)	-	-

Loss from operations	(1,423,418)	(275,963)	(204,571)
Other income (expenses)
Interest expense	(60,934)	(11,577)	-
Gain (loss) on foreign exchange	(10,308)	(13,429)	3,122
Loss on settlement of loans payable (Note 7)	(3,204,100)	(3,132,500)	-
Gain on liabilities write-off (Note 4)	612,373	-	311,400
	(2,662,969)	(3,157,506)	314,522

Income (loss) from continuing operations	(4,086,387)	(3,433,469)	109,951

Loss from discontinued operations	(1,149,700)	-	-

Income (loss) for the period	(5,236,087)	(3,433,469)	109,951
Other Comprehensive Income
Foreign currency translation adjustments	873	-	-
Comprehensive Income (loss)	$(5,235,214)	$(3,433,469)	$109,951

Income (loss) per share - basic and diluted		$(0.38)	$0.04
Weighted average shares outstanding - basic and diluted		8,928,880	2,740,721

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	Cumulative From
	Date of Inception
	(April 21, 2003)	Year Ended
	to December 31	December 31
	2009	2009	2008

Operating Activities
Net income (loss) for the period	$(5,236,087)	$(3,433,469)	$109,951
Adjustments to reconcile net loss for the period to cash flows used in operating activities
Impairment of oil and gas leases	419,959	-	-
Gain on disposal of assets	(933,995)	-	-
Gain on liabilities write-off	(612,373)		(311,400)
Stock based compensation	239,880	43,321	-
Depreciation	277,578	-	-
Loss on shares issued for services	105,000	-	-
Loss on settlement of loans payable	3,204,100	3,132,500	-
Changes in non-cash working capital items
Accounts payable	1,646,384	34,612	20,672
Accrued liabilities	11,582	4,544	(42,962)
Cash used in operating activities	(877,972)	(218,492)	(223,739)

Investing Activities
Investment in oil and gas leases	(836,154)	(361,195)	-
Purchase of property and equipment	(311,367)	-	-
Cash used in investing activities	(1,147,521)	(361,195)	-

Financing Activities
Shares issued for cash	53,850	-	600
Proceeds from convertible debt	35,625	35,625	-
Proceeds from (repayment of) bank overdraft	-	(669)	669
Repayments of loans payable	(70,000)	(70,000)	-
Proceeds from loans payable	2,011,169	620,755	222,374
Cash provided by financing activities	2,030,644	585,711	223,643

Decrease in Cash during the period	5,151	6,024	(96)
Effect of cumulative currency translation	873	-	-
Cash, beginning of the period	-	-	96
Cash, end of the period	$6,024	$6,024	$-

Supplemental Cash Flow information
Interest paid	$35,000	$-	$-
Non-cash investing and financing activities:
Impairment in oil and gas leases	419,959	-	-
Investment in oil and gas leases in exchange for notes payable to Veneto	1,455,000	-	-
Transfer of leases in settlement of notes payable	1,455,000	-	-
Assignment of accounts payable from transfer of leases	193,764	-	-
Settlement of loan payable	719,200	665,500	-
Forgiveness of related party balances payable	1,027,791	-	-
Forgiveness of loan payable	311,400	-	311,400
Shares issued for property services	210,000	210,000	-
Exchange of accounts payable for convertible debt	100,000	100,000	-

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Statement of Changes in Capital Deficit
For the Period From date of inception on April 21, 2003 to December 31, 2009
(Expressed in U.S. Dollars)

	Number of	Par Value	Additional	Share	Accumulated	Other		Total
	Common	@$0.001	Paid-in	Subscription	Deficit	Comprehensive		Capital
	Shares	Per Share	Capital	Receivable		Loss		Deficit
Balance, April 21, 2003	10	$-	$-	$-	$-	$-	$
Adjustment for the issuance of common stock on recapitalization	3,758,040	3,758	(3,758)	-	-	-		-
	3,758,050	3,758	(3,758)	-	-	-		-
Adjustment to capital deficit of the Company at the recapitalization date	417,603	418	(945,307)	-	-	-		(944,889)
	4,175,653	4,176	(949,065)	-	-	-		(944,889)
Shares issued for management services (Note 7)	150,000	150	104,850	-	-	-		105,000
Currency translation adjustment	-	-	-	-	-	873		873
Net loss for the period	-	-	-	-	(626,985)	-		(626,985)
Balance, December 31, 2003	4,325,653	4,326	(844,215)	-	(626,985)	873		(1,466,001)
Shares issued for cash (Note 7)	1,000,000	1,000	24,000	-	-	-		25,000
Shares subscribed but unissued	-	27,500	-	-	-	-		27,500
Forgiveness of related party balances payable	-	-	1,027,791	-	-	-		1,027,791
Net income for the year	-	-	-	-	71,698	-		71,698
Balance, December 31, 2004	5,325,653	32,826	207,576	-	(555,287)	873		(314,012)
Shares subscribed but unissued	-	(27,500)	-	-	-	-		(27,500)
Shares issued for cash (Note 7)	2,750,000	2,750	24,750	-	-	-		27,500
Cancellation of shares (Note 7)	(5,437,932)	(5,438)	5,438	-	-	-		-
Compensation expense on share cancellation (Note 7)	-	-	44,720	-	-	-		44,720
Shares issued for loan payable settlement (Note 7)	89,500	90	125,211	-	-	-		125,300
Shares issued for cash (Note 7)	7,500	8	743	-	-	-		750
Stock based compensation	-	-	140,438	-	-	-		140,438
Net loss for the year	-	-	-	-	(1,036,098)	-		(1,036,098)
Balance, December 31, 2005	2,734,721	2,735	548,875	-	(1,591,385)	873		(1,038,902)
Shares issued for cash (Note 7)	6,000	6	594	(600)	-	-		-
Stock based compensation	-	-	11,401	-	-	-		11,401
Net loss for the year	-	-	-	-	(128,774)	-		(128,774)
Balance, December 31, 2006	2,740,721	2,741	560,870	(600)	(1,720,159)	873		(1,156,275)
Net loss for the year	-	-	-	-	(192,410)	-		(192,410)
Balance, December 31, 2007	2,740,721	2,741	560,870	(600)	(1,912,569)	873		(1,348,685)
Share subscriptions paid (Note 7)	-	-	-	600	-	-		600
Net income for the year	-	-	-	-	109,951	-		109,951
Balance, December 31, 2008	2,740,721	2,741	560,870	-	(1,802,618)	873		(1,238,134)
Cancellation of shares (Note 7)	(2,000,000)	(2,000)	2,000	-	-	-		-
Shares issued for loan payable settlement (Note 7)	8,950,000	8,950	3,571,050	-	-	-		3,580,000
Shares issued for loan payable settlement (Note 7)	436,000	436	217,564	-	-	-		218,000
Shares issued for consulting services (Note 7)	350,000	350	209,650	-	-	-		210,000
Stock based compensation (Note 8)	-	-	43,321	-	-	-		43,321
Net loss for the year	-	-	-	-	(3,433,469)	-		(3,433,469)
Balance, December 31, 2009	10,476,721	$10,477	$4,604,455	$-	$(5,236,087)	$873		$(620,282)

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
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

On April 21, 2003 the Company closed a transaction, as set out in the Purchase Agreement (the “Agreement) with UCO Energy Corporation (“UCO”) to purchase the outstanding equity of UCO. To facilitate the transaction, the Company consolidated its share capital at a ratio of one for five. Subsequent to the share consolidation, the Company issued 3,758,040 common shares in exchange for all the issued and outstanding common shares of UCO. As a result of the transaction, the former shareholders of UCO held approximately 90% of the issued and outstanding common shares of the Company. The acquisition of UCO was recorded as a reverse acquisition for accounting purposes as a recapitalization of UCO. A net distribution of $944,889 was recorded in connection with the common stock of the Company for the acquisition of UCO in respect of the Company’s net liabilities at the acquisition date. The Company had minimal assets and had liabilities owing to suppliers as well as amounts owing under agreements with third parties as well as related parties and as there were no other business interests, the Company was acting as a public shell company. The financial statements are now presented as a continuation of UCO. UCO was in the business of pursuing opportunities in the coal mining industry. The Company has since disposed of its mining and oil and gas interests and is seeking new projects in these industries.

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2009, the Company has negative working capital of $833,727 (2008 – $790,634), and has an accumulated deficit of $5,236,087 at December 31, 2009. The continuation of the Company is dependent upon obtaining a successful new exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $1,290,000 over the twelve months ending December 31, 2010 to continue operations, and approximately an additional $3,776,100 in estimated expenditures related to the oil and gas leases (Note 3). A portion of this anticipated requirement will be funded by the $1,000,000 revolving loan the Company obtained during the year ended December 31, 2009. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $839,751. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to continue the development of the Company's explorations activities, and for other working capital purposes.

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

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

(b)	Use of Estimates

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

The fair value of the Company’s financial instruments, which consist of cash, accounts payable, accrued liabilities, convertible debt and loans payable approximate their carrying values due to their short term or demand nature. The fair value for long-term loans payable approximates book value using current rates of interest.

(e)	Revenue Recognition

Revenues on sales of oil and natural gas are recognized when the products are delivered, title has transferred to the customer, and amounts are deemed collectible.

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

Estimates of undiscounted future cash flows used for conducting impairment tests are subject to significant judgment decisions based on assumptions of highly uncertain future factors such as, crude oil prices, production quantities, estimates of recoverable reserves, and production and transportation costs. No impairment write-downs were determined necessary at December 31, 2009 or 2008.

(h)	Stock-Based Compensation

The Company accounts for all stock-based payments and awards under the fair value based method. Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

(h)	Stock-Based Compensation - continued

The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if the Company had paid cash instead of paying with or using equity based instruments. Compensation costs for stock-based payments with graded vesting are recognized on a straight-line basis. The cost of the stock-based payments to non-employees that are fully vested and nonforfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

The Company accounts for the granting of share purchase options to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant. The fair value of all share purchase options are expensed over their vesting period with a corresponding increase to additional capital surplus. Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional capital surplus, is recorded as an increase to share capital.

The Company uses the Black-Scholes option valuation model to calculate the fair value of share purchase options at the date of the grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimates.

(i)	Earnings (Loss) Per Share

The basic earnings (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The if-converted method is used in calculating diluted earnings (loss) per share for the convertible debentures. The treasury stock method is used in calculating diluted earnings (loss) per share, which assumes that any proceeds received from the exercise of in-the-money stock options would be used to purchase common shares at the average market price for the period.

For the year ended December 31, 2009, loss per share excludes 525,833 (2008 – Nil) potentially dilutive common shares (related to outstanding options and shares issuable on the conversion of convertible debt) as their effect was anti-dilutive.

(j)	Oil and Gas Leases

The Company follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost centre) basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.

Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves. Petroleum products and reserves are converted to a common unit of measure, using 6 MCF of natural gas to one barrel of oil.

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

(j)	Oil and Gas Leases - continued

When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the “full cost ceiling” the excess is expensed in the period such excess occurs. The “full cost ceiling” is determined based on the present value of estimated future net revenues attributed to proved reserves, using market prices less estimated future expenditures plus the lower of cost and fair value of unproved properties within the cost centre.

Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost centre.

(k)	Comprehensive Income

ASC 220, "Comprehensive Income", establishes standards for reporting and presentation of comprehensive income (loss). This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions.

(l)	Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification ("ASC") 740, Income Taxes ("ASC 740"). There are two major components of income tax expense, current and deferred. Current income tax expense approximates cash to be paid or refunded for taxes for the applicable period. Deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. Deferred tax expense or benefit is the result of changes between deferred tax assets and liabilities.

A valuation allowance is established when, based on an evaluation of objective verifiable evidence, it is more likely than not that some portion or all of deferred tax assets will not be realized.

The Company recognizes the impact of an uncertain income tax position at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority and includes consideration of interest and penalties. An uncertain income tax position is not recognized if there is a 50% or less likelihood of being sustained. The liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within 12 months of the reporting date.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the statements of operations. Accrued interest and penalties are included within unrecognized tax benefits and other long-term liabilities line in the balance sheet.

(m)	New Accounting Pronouncements

ASC 105. The Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, (“SFAS No. 168”) “— a replacement of FASB Statement No. 162. SFAS No. 168 is the new source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

(m)	New Accounting Pronouncements - continued

This statement was incorporated into ASC 105, Generally Accepted Accounting Principles under the new FASB codification which became effective on July 1, 2009. The new Codification supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Company adopted this statement during the third quarter of 2009. The adoption of this standard did not have any impact on the Company’s financial position or results from operations.

ASC 805. The FASB issued ASC 805, “Business Combinations”. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of this standard did not have a material impact on our consolidated financial statements.

ASC 810. The FASB issued ASC 810, “Consolidation”. The standard requires all entities to report noncontrolling (minority) interests as equity in consolidated financial statements. ASC 810 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The adoption of this standard did not have a material impact on our consolidated financial statements.

ASC 815. The FASB issued ASC 815, “Derivatives and Hedging”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under ASC 815 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard did not have a material impact on our consolidated financial statements.

ASC 820 - The Company adopted ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 applies to most current accounting rules requiring or permitting fair value measurements. ASC 820 provides a framework for measuring fair value and requires expanded disclosures about fair value methods and inputs by establishing a hierarchy for ranking the quality and reliability of the information used by management to measure and report amounts at fair value.

ASC 820-10 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.

As a basis for considering market participant assumptions in fair value measurements, ASC 820-10 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

(m)	New Accounting Pronouncements - continued

ASC 820-10 - continued

The fair value hierarchy, as defined by ASC 820-10, contains three levels of inputs that may be used to measure fair value as follows:

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals; and

Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The Company does not have any fair value measurements using Level 2 or Level 3 inputs as of December 31, 2009.

ASC 470-20. The FASB issued Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion” (FSP APB 14-1). FSP APB 14-1 was incorporated into ASC 470-20, Distinguishing Liabilities vs Equity. ASC 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. Further, ASC 470-20 clarifies the appropriate economics of the conversion options as borrowing costs and their potential dilutive effects in earnings per share. ASC 470-20 is effective for fiscal years beginning after December 15, 2008. The adoption of this standard did not have any impact on the Company’s financial position or results from operations.

ASC 470-20. The Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 was incorporated into ASC 470-20, Distinguising Liabilities vs Equity. ASC 470-20 provides guidance for instruments (including options or warrants on a company’s shares, forward contracts on a company’s shares, and convertible debt instruments and convertible preferred stock) that may contain contract terms that call into question whether the instrument or embedded feature is indexed to the entity’s own stock. ASC 470-20 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of this standard did not have any impact on the Company’s financial position or results from operations.

ASC 855. The FASB issued FASB Statement No. 165, Subsequent Events. The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of financial statements. This statement was incorporated into ASC 855, Subsequent Events (“ASC 855”).

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

(m)	New Accounting Pronouncements - continued

ASC 855 - continued

ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements as well as the circumstances under which the entity would recognize them and the related disclosures an entity should make. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

(n)	Recent Accounting Pronouncements Not Yet Adopted

ASU 2010-06. The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which is included in the ASC in Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company is currently assessing the impact of adoption of ASU 2009-14 and does not currently plan to early adopt.

(o)	Comparative Figures

Certain comparative figures have been reclassified to conform to the current year’s presentation.

Note 3.	OIL AND GAS LEASES

On December 14, 2009, the Company entered into a farm-out agreement (the “Farmout Agreement”) with Southeastern Pipe Line Company (“SEPL”) pursuant to which the Company acquired the right to earn an interest in certain oil and gas mineral leases located in Fort Bend and Wharton Counties, Texas (collectively, the “Leases”) and to the lands covered thereby subject to certain conditions, including the following:

(i)	Payment of a non-refundable fee of $350,000 to SEPL;

(ii)

Commencement of continuous and actual drilling operations on an oil or gas well to a good and workmanlike manner with due diligence and to a depth sufficient for testing on the undeveloped Leases on or prior to December 14, 2010;

(iii)	Completion of drilling on every drillable tract of the undeveloped Leases prior to commencing drilling operations on the developed Leases;

(iv)

Completion of the drilling of at least four wells on the undeveloped acreage, to a good and workmanlike manner with due diligence and to a depth sufficient for testing, and commence commercial production on such wells within 120 days after completion of drilling with the option to pay $250,000 per well to opt out of the requirement to drill up to two of the four wells;

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Dollars)

Note 3.	OIL AND GAS LEASES - continued

(v)

Upon earning the interest in the Leases, The Company agrees to enter into a Joint Operating Agreement to govern operations by the parties on the Leases, and SEPL agrees to assign its 100% interest in the Leases to The Company subject to reserving an overriding royalty interest equal to the difference between all the existing lease burdens of record in effect as of October 1, 2009 and 30%, thereby delivering to The Company a 70% net revenue interest in the Leases; and

(vi)

The Company granting an option to SEPL pursuant to which SEPL may after all drilling and completion cost have been recovered by The Company, back-in a 25% of eight-eighths working interest (subject to proportionate reduction if The Company’s acreage covers less than the entirety of the mineral interest under the proration spacing unit drilled), on a well-by-well basis.

Pursuant to the terms of the Farmout Agreement, if the Company fails to commence the drilling operations on the first test well by December 14, 2010, the agreement terminates immediately and the Company forfeits the deposit. Provided the Company establishes commercial production and meets the requirements for the first well tested, the Company will have an option to develop additional wells within 180 days after the completion of the first well tested or a subsequent wells tested. Also, pursuant to the terms of the agreement the Company agreed to indemnify SEPL and its affiliates from all claims arising from the drilling or operations of the first test well or any subsequent wells tested .

In connection with these leases the Company issued 3,500,000 shares (Note 7) as payment for geological consulting services.

Closing of the transactions contemplated in the Farmout Agreement occurred on December 14, 2009. Net carrying costs at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Deposit on oil and gas leases	$350,000	$-
Consulting costs	210,000	-
Legal costs	11,195	-
Interest in Oil & Gas leases	$571,195	$-

Note 4.	LOANS PAYABLE

The Company has the following loans payable:
	December 31, 2009	December 31, 2008
Art Brokerage – Current(1)	$586,519	$611,514
Mr. Alonzo B. Leavell(1)	20,000	20,000
	606,519	631,514
Senergy Partners LLC(2)	357,750	-
Art Brokerage – Long Term	-	447,500
	$964,268	$1,079,014

(1)	These amounts are unsecured, bear no interest, with no specific terms of repayment.
(2)

This credit facility is unsecured, bears interest at 8% per annum, maturing on December 31, 2012 (see Note 7(b)). The remaining amount available under this credit facility is $642,250 as at December 31, 2009.

On November 21, 2008, Pride of Aspen Associates LLC (“Pride of Aspen”) executed a Deed of Release pursuant to which Pride of Aspen released the Company from any obligation to repay the sum of $311,400 owed to Pride of Aspen for Nil consideration.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Dollars)

Note 4.	LOANS PAYABLE - continued

A portion of the Art Brokerage loan at December 31, 2008 had been classified as long-term debt as at December 31, 2008 since the Company had entered into the Debt Settlement Agreement (Note 7 (d)) on February 13, 2009, with Synergy Partners LLC (“Synergy”), before the 2008 financial statements were issued.

Note 5.	CONVERTIBLE DEBT

a)

On November 26, 2009, the Company issued a convertible note in the amount of $100,000 to a related party to settle an outstanding payable of $100,000. This convertible note is due on demand, and bears interest at 8% per annum. The debt is convertible into common shares at a conversion rate of $0.30 per share.

b)

On December 11, 2009, the Company issued a convertible note in the amount of $35,625. This convertible note is due on June 11, 2010 and bears interest at 8% per annum. The debt is convertible into common shares at $0.75 per share. The Company has the right to prepay any portion of the principal amount of this debenture without prior written consent on the holder.

Both convertible notes are accounted for in accordance with ASC 470-20 which requires the Company to classify as equity any amounts representing a beneficial conversion feature. As both conversion prices exceed the fair value of the underlying common shares on the issue date, no beneficial conversion feature is recognized under ASC 470-20 and the entire proceeds are classified as debt until such time as they are converted to equity. Accordingly, the convertible notes are presented on the consolidated balance sheets as a liability. No convertible notes discount is recognized.

Convertible notes
Balance, December 31, 2008	$-
Issuance of convertible note (a)	100,000
Issuance of convertible note (b)	35,625
Balance, December 31, 2009	$135,625

Note 6.	RELATED PARTY TRANSACTIONS

On June 5, 2005, the Company entered into a management agreement with its chief executive officer (“CEO”). The agreement was for a term of two years with an annual fee of $90,000 and expired on May 31, 2007. A new management agreement has not been signed and it has been assumed that the previous management agreement is still in effect until a new agreement has been entered into.

Management fees of $90,000 were charged to expense in these financial statements for the year ended December 31, 2009 (2008 - $90,000) There are management fees payable of $Nil at December 31, 2009 (2008 - $75,941) that have been included in accounts payable.

Note 7.	SHARE CAPITAL

As explained in Note 1, on April 21, 2003 the Company issued 3,758,040 common shares in exchange for all the issued and outstanding common shares of UCO.

In July 2003, the Company issued 150,000 common shares to the Company’s CEO in exchange for management services. The transaction was recorded at the quoted market price of $0.70 per common share and resulted in compensation expense of $105,000. No consideration was received by the Company in the exchange of shares for management services.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Dollars)

Note 7.	SHARE CAPITAL – continued

In June 2004, the Company issued 1,000,000 common shares at a price of $0.025 for proceeds of $25,000.

In January 2005, the Company issued 2,750,000 common shares at a price of $0.01 for proceeds of $27,500.

In June 2005, the Company cancelled 5,437,932 common shares, under an agreement with certain stockholders, which included the former stockholders of UCO, and two other stockholders including the CEO of the Company. The former stockholders of UCO surrendered the majority of the shares which was approximately 95% of the total common shares that they held at the time. As a result of the share cancellation, one single common stockholder emerged as the majority stockholder with approximately 76% of the total issued and outstanding common shares. In addition, the CEO’s percentage common share holding increased and resulted in compensation expense of $44,720.

In July 2005, the Company issued 89,500 common shares at a price of $0.60 to settle an amount owing with respect to a loan payable. The transaction was recorded at the quoted market price of $1.40 and resulted in a loss on settlement of loan payable of $71,600.

In September 2005, the Company issued 7,500 common shares at a price of $0.10 for cash proceeds of $750 in relation to the exercise of stock options.

In April 2006, the Company issued 6,000 common shares at a price of $0.10 for $600 in relation to the exercise of stock options. As of December 31, 2007, the Company was still owed this amount which has been recorded as a share subscription receivable.

In 2007 and 2008, there were no share capital transactions.

During the year ended December 31, 2009 the following transactions occurred:

(a)	On February 2, 2009 a major shareholder returned to treasury 2,000,000 common shares of the Company for nil consideration in contemplation of further share issuances (as described below).

(b)

The Company entered into a loan agreement with Senergy on February 13, 2009, pursuant to which the Company established an unsecured revolving loan of up to $1,000,000 (the “Credit Facility”). The outstanding principal amount of the Credit Facility together with all the accrued and unpaid interest and all other amounts outstanding there under are due and payable in full on December 31, 2012, the maturity date. Outstanding principal under the Credit Facility bears interest at an annual rate of 8% (Note 4).

(c)

In connection with the Company entering into the Credit Facility and Debt Settlement Agreement with Senergy, the Company entered into an Assignment and Assumption Agreement with Senergy and Art Brokerage, Inc. (“ABI”) dated February 13, 2009, pursuant to which ABI assigned to Senergy all of its right, title and interest to a debt (the “Assigned Debt”) of $447,500 (Note 4) owed by the Company to ABI.

(d)

On February 13, 2009, the Company entered into a debt settlement and subscription agreement (the “Debt Settlement Agreement”) with Senergy in consideration of Senergy entering into the Credit Facility. Pursuant to the terms of the Debt Settlement Agreement, the company agreed to issue to Senergy 8,950,000 shares of the Company common stock in settlement of a $447,500 debt owed to Senergy.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Dollars)

Note 7.	SHARE CAPITAL – continued

As a result of these transactions, Senergy acquired 8,950,000 shares or 92.3% of the Company’s issued and outstanding common stock. The Company issued 8,950,000 common shares to settle an amount owing with respect to a loan payable totaling $447,500. The transaction was recorded at the quoted market price of $0.40 and resulted in a loss on settlement of loan payable of $3,132,500.

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

On September 24, 2009, the Company issued a further 436,000 shares to settle $218,000 owed to ABI (Note 4). The transaction was recorded at the quoted at the market price of $0.30 and was treated as a capital transaction which resulted in a charge to equity of $218,000.

On December 11, 2009, the Company issued 175,000 shares each to two consultants, (350,000 shares total) for geological consulting services. The transactions were recorded at the quoted market price of $0.60 per share for total consideration of $210,000 which was capitalized to Oil and Gas Leases on the balance sheet (Note 3).

Effective December 31, 2009, the Company effected a ten (10) for one (1) reverse stock split of the Company’s issued and outstanding shares of common stock. Shares and per share amounts have been retroactively restated to reflect the reverse stock split.

Note 8.	STOCK OPTIONS AND STOCK BASED COMPENSATION

Stock options

The stock option plan of the Company provides for the granting of up to 300,000 stock options to key employees, directors and consultants, of common shares of the Company. Under the stock option plan, the granting of incentive and non-qualified stock options, exercise prices and terms were determined by the Board of Directors.

On June 1, 2009, the Company’s board of directors adopted the 2009 Stock Option Plan. The purpose of the 2009 stock option plan is to retain the services of valued key employees and consultants of the Company. Under the plan, the plan administrator is authorized to grant stock options to acquire up to a total of up to 7,500,000 shares of common stock.

Stock-based compensation

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

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Dollars)

Note 8.	STOCK OPTIONS AND STOCK BASED COMPENSATION - continued

Stock-based compensation - continued

During the year ended December 31, 2009, there were 115,000 options granted to directors and 30,000 options granted to consultants. All options granted were fully vested at the date of issuance which resulted in a stock-based compensation expense of $43,321 being charged to operations during the year ended December 31, 2009.

These options are exercisable at price of $0.40 per option and expire on December 31, 2012. No options were exercised or expired in 2009. The fair value of these options granted was approximately $0.30 per share on the grant date.

Note 9.	INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2009 and 2008 are presented below:

	2009	2008

Operating losses	$130,000	$237,000
Capital losses	97,000	97,000
Management fees	31,000	-
Valuation allowance	(258,000)	(334,000)
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

The provision for income taxes differs from the amount estimated using the United States federal statutory income tax rate as follows:

	For the year ended	For the year ended
	December 31, 2009	December 31, 2008
Income tax expense (recovery) based on federal US statutory rates	$(1,167,000)	$37,000
Non-deductible gain on foreign exchange	-	(1,000)
Loss on debt settlement	1,095,000	-
Stock based compensation	15,000	-
Increase (decrease) in valuation allowance	57,000	(36,000)
	$-	$-

At December 31, 2009, the Company had estimated losses carried forward of approximately $383,000 (2008- $698,000) that may be available to offset future taxable income. The valuation allowance was decreased by $133,000 (2008 - $Nil), representing the tax effect of operating losses restricted due to the change in ownership during the year ended December 31, 2009. The potential tax benefits have been fully allowed for in the valuation allowance in these financial statements. These Federal and state net operating loss carry-forwards begin to expire on various dates from 2025 through 2029.

The Company files income tax returns in the United States. All of the Company’s tax returns are subject to tax examinations until respective statute of limitation. The Company currently has no tax years under examination. The Company’s tax filings for the years 2006 - 2009 remain open to examination.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Dollars)

Note 9.	INCOME TAXES - continued

Based on management’s assessment of ASC 740, the Company concluded that the adoption of ASC 740 had no significant impact on our results of operations or financial position, and required no adjustment to the opening balance sheet accounts. The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of December 31, 2008 and 2009.

As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within twelve months of the reporting date.

Note 10.	FINANCIAL INSTRUMENTS

(a)	Interest rate Risk:

It is management's opinion that the Corporation is not exposed to significant interest rate risk

(b)	Credit Risk:

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A(T). Controls and Procedures.

Evaluation of disclosure controls and procedures and remediation

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of December 31, 2009, including the remedial actions discussed below, and we have concluded that, as of December 31, 2009, our disclosure controls and procedures were ineffective as discussed in greater detail below. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures.

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

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of December 31, 2009.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of December 31, 2009, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2009, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including:

(i)

Lack of a sufficient number of independent directors for our board and audit committee. We currently have no independent director on our board, which is comprised of one director. As a publicly-traded company, we strive to have a majority of our board of directors be independent;

(ii)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2009, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

(iii)	There is a lack of sufficient supervision and review by our corporate management;

(iv)

Insufficient corporate governance policies. Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management; and

(v)

Our company’s accounting personnel does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company’s December 31, 2009 consolidated financial statements.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2010 assessment of the effectiveness of our internal control over financial reporting.

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

(2)	We intend to retain a qualified CFO to assist in the preparation of our public filings and assist on accounting matters; and

(3)	We intend to continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position
Robert Kinloch	54	President, Chief Executive Officer, Chief Financial Officer and Director
Donald Kinloch	51	Secretary and Treasurer

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

Donald Kinloch

Since September 4, 2002, Mr. Donald Kinloch has been our Secretary and Treasurer. Donald Kinloch is the brother of Robert Kinloch, our President, Chief Executive Officer, Chief Financial Officer and sole member of our board of directors. Since January 1998, Mr. Kinloch has been an independent consultant conducting contractual due diligence, supplying market research and developing communication strategies. From March 2004 until April 2005, Mr. Kinloch was the Secretary and Treasurer of UCO Energy Corporation, a private company incorporated pursuant to the laws of the State of Nevada.

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

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten years:

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that other than as disclosed below, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Robert Kinloch	6	6	6
Donald Kinloch	1	1	1

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2009; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended December 31, 2009 and 2008, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Robert Kinloch President, Chief Executive Officer and Director	2009 2008	$90,000 $90,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$90,000 $90,000
Donald Kinloch Secretary and Treasurer	2009 2008	Nil Nil	Nil Nil	Nil Nil	$29,577 Nil	Nil Nil	Nil Nil	Nil Nil	$29,577 Nil

(1) For a description of the methodology and assumptions used in valuing the option awards granted to our officers and directors during the year ended December 31, 2009, please review Note 8 to the financial statements included herein.

Employment Contracts

Effective May 5, 2005, we entered into a management agreement with Robert Kinloch wherein Mr. Kinloch would continue to perform the duties of the President, Chief Executive Officer and Chief Financial Officer at a salary of $90,000 per annum for a term of two years. The term of the management agreement expired in May, 2007. The Company has not renewed the management agreement with Mr. Kinloch, however, Mr. Kinloch pursuant to a verbal agreement with the Company, continues to receive a consulting fee of $7,500 per month for all management consulting services provided by him to the Company.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each director certain information concerning the outstanding equity awards as of December 31, 2009.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Robert Kinloch	Nil	Nil	Nil	-	-	-	-	-	-
Donald Kinloch	100,000	100,000	100,000	$0.40	12/31/12	Nil	-	Nil	Nil

Aggregated Options Exercised in the Year Ended December 31, 2009 and Year End Option Values

There were no stock options exercised during the year ended December 31, 2009.

Repricing of Options/SARS

Other than by way of adjustment the effectiveness of our 10 for 1 reverse stock split in December 2009, we did not reprice any options previously granted during the year ended December 31, 2009.

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director’s fees or other compensation for services rendered as a director for the fiscal year ended December 31, 2009.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of April 14, 2010, there were 10,476,721 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

	Name and Address	Number of Shares	Percentage of Class
Title of Class	of Beneficial Owner	Beneficially Owned (1)	(2)
Directors and Officers:

Common Stock	Robert J. Kinloch 2501 Lansdowne Ave. Saskatoon, SK Canada S7J 1H3	73,623	*

Common Stock	Donald Kinloch 302-95 Sidney St. Belleville, Ontario Canada K8P 1J6	102,500(3)	1%

Common Stock	Directors and Officers as a group (two)	176,123	1.67%

Major Shareholders:

Common Stock	Senergy Partners LLC 2245 N. Green Valley Pkwy Suite 429 Henderson, NV 89014	8,950,000	85.4%

Notes:
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

(2)	The percentage of class is based on 10,476,721 shares of common stock issued and outstanding as of April 14, 2010.

(3)	Total consists of 2,500 shares of the Company beneficially owned by Mr. Donald Kinloch and 100,000 shares of the Company acquirable on exercise of options within 60 days of the date hereof.

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

In consideration of Senergy entering into the Credit Facility, Maverick agreed to enter into a debt settlement and subscription agreement (the “Debt Settlement Agreement”) with Senergy dated as of February 13, 2009. Pursuant to the terms of the Debt Settlement Agreement, the Company agreed to issue to Senergy 8,950,000 post-split shares of its common stock at a deemed price of US$0.05 per share in settlement of a US$447,500 debt owed to Senergy.

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

As a result of the above transactions a change in control of the Company occurred. Senergy has acquired 8,950,000 post-split shares. There are no arrangements or understandings among the Company and Senergy and/or its affiliates with respect to election of directors or other matters.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set out below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our company’s fiscal year ended December 31, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

On February 13, 2009, the Company entered into a loan agreement with Senergy Partners LLC (“Senergy”), a private Nevada limited liability corporation, pursuant to which the Company received a revolving loan of up to US$1,000,000 (the “Credit Facility”). The outstanding principal amount of the Credit Facility together with all accrued and unpaid interest and all other amounts outstanding thereunder are due and payable in full on December 31, 2012, the maturity date. Outstanding principal under the Credit Facility bears interest at an annual rate of 8%. As a condition of the Credit Facility, the Company agreed to use funds received under the Credit Facility solely for the purpose of funding ongoing general and administrative expenses, consulting and due diligence expenses, professional fees and joint venture programs. As of the date of this annual report we have $642,250 available under our Credit Facility with Senergy.

In consideration of Senergy entering into the Credit Facility, the Company agreed to enter into a debt settlement and subscription agreement (the “Debt Settlement Agreement”) with Senergy dated as of February 13, 2009. Pursuant to the terms of the Debt Settlement Agreement, the Company agreed to issue to 8,950,000 post-split shares of its common stock at a deemed price of US$0.05 per share in settlement of a US$447,500 debt owed to Senergy. In connection with our entry into the Credit Facility and Debt Settlement Agreement with Senergy, the Company entered into an Assignment and Assumption Agreement (the “Assignment Agreement”) with Senergy and Art Brokerage, Inc. (“ABI”) pursuant to which ABI assigned to Senergy all its right, title and interest to a debt (the “Assigned Debt”) of US$447,500 owed by the Company to ABI. The Company executed the Assignment Agreement solely to consent to and acknowledge the assignment of the Assigned Debt as contemplated by the agreement. As a result of the above transactions a change in control of the Company has occurred. Senergy has acquired 8,950,000 post-split shares. There are no arrangements or understandings among the Company and Senergy and/or its affiliates with respect to election of directors or other matters.

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

On November 26, 2009, we entered into a subscription agreement with Robert Kinloch pursuant to which Mr. Kinloch purchased one convertible debenture (the “Debenture”) in the aggregate principal amount of $100,000 in settlement of $100,000 of outstanding debt owed by the Company to Mr. Kinloch. The Debenture is convertible into shares of the Company’s common stock, par value $0.001 at a deemed conversion price per share of $0.30 for an aggregate purchase price of $100,000. The Debenture is payable on demand, and bears interest at the rate of 8% per annum, payable on the date of conversion of the Debenture. Interest is calculated on the basis of a 360-day year and accrues daily commencing on the date the Debenture is issued until payment in full of the principal amount, together with all accrued and unpaid interest and other amounts which may become due have been made.

Director Independence

Our common stock is quoted on FINRA’s Over-the-Counter Bulletin Board, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Mr. Robert Kinloch is our chief executive officer and president and our sole director. As a result, we do not have any independent directors.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2009 and December 31, 2008 for professional services rendered by BDO Canada LLP, Chartered Accountants, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Audit Fees	$50,400	$90,000
Audit Related Fees	-	-
Tax Fees	$4,100	$15,250
All Other Fees	-	-
Total	$54,500	$105,250

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year along with reviews of interim quarterly financial statements. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by BDO Canada LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining BDO Canada LLP.

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

Exhibit
Number	Description
10.13	2009 Stock Option Plan (incorporated by reference from our Form 10-Q Quarterly report, filed on August 14, 2009)

10.14

Debt Settlement and Subscription Agreement dated as of September 24, 2009 between Maverick Minerals Corp. and The Art Brokerage Inc. (incorporated by reference from our Form 10-Q Quarterly report, filed on November 16, 2009)

10.15

Farmout Agreement dated as of December 7, 2009 between Southeastern Pipe Line Company and Maverick Minerals Corporation (incorporated by reference from our Form 8-K Current report, filed on December 18, 2009)

10.16	Subscription Agreement between Maverick Minerals Corporation and Robert Kinloch dated November 26, 2009 (incorporated by reference from our Form 8-K Current report, filed on December 10, 2009)

10.17	Convertible Debenture dated November 26, 2009 (incorporated by reference from our Form 8-K Current report, filed on December 10, 2009)

10.17	Subscription Agreement and Convertible Debenture dated December 17, 2009 between Maverick Minerals Corporation and David Steiner.

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 24, 2008)

21.1*	List of Subsidiaries

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAVERICK MINERALS CORPORATION

By	/s/ Robert Kinloch
Robert Kinloch
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	April 14, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Robert Kinloch
Robert Kinloch
Sole director, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	April 14, 2010