Form 10-Q
period 2010-03-31
MAVERICK MINERALS CORP
filed 2010-05-24
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes [   ]    No [X]

1

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
Yes [   ]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of May 12, 2010, there were 10,476,762 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
Unaudited
(Expressed in U.S. Dollars)

	March 31	December 31
	2010	2009

Current Assets
Cash	$3,329	$6,024

Long term asset
Oil and gas leases (Note 3)	602,229	571,195
TOTAL ASSETS	$605,558	$577,219

Current Liabilities
Accounts payable	$91,682	$86,025
Accrued liabilities	17,520	11,582
Convertible debt (Note 5)	132,700	135,625
Loans payable (Note 4)	689,269	606,519
TOTAL CURRENT LIABILITIES	931,171	839,751

Long term liabilities
Loans payable (Note 4)	357,750	357,750
TOTAL LIABILITIES	1,288,921	1,197,501

Capital Deficit
Capital Stock (Note 7)
Common Shares Authorized 750,000,000 common shares at $0.001 par value
Issued and fully paid 10,476,762 (2009 -10,476,721) common share Par value	10,477	10,477
Additional paid-in capital	4,604,455	4,604,455
Deficit, accumulated during the exploration stage	(5,299,168)	(5,236,087)
Accumulated other comprehensive income	873	873
TOTAL CAPITAL DEFICIT	(683,363)	(620,282)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$605,558	$577,219

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(Expressed in U.S. Dollars)

	Cumulative From
	Date of Inception
	(April 21, 2003)	Three Months Ended
	to March 31	March 31
	2010	2010	2009

General and administration expenses
Audit fees	$324,185 $	11,520	$11,726
Freight	7,600	-	-
Insurance	186,297	-	-
Accounting, legal, engineering & consulting investor relations	305,617	11,524	7,451
Management fees and stock based compensation (Notes 6 and 7)	979,339	22,500	22,500
Office	62,024	1,108	551
Telephone and utilities	83,059	-	-
Transfer agent fees	22,900	-
Travel	213,430	5,738	4,168
Wages and benefits	86,588	-	-
Gain on disposal of assets	(795,231)	-	-
	(1,475,808)	(52,390)	(46,396)
Other income (expenses)
Interest expense	(70,666)	(9,732)	-
Loss on settlement of loans payable (Note 7)	(3,204,100)	-	(3,132,500)
Loss on foreign exchange	(11,267)	(959)	-
Gain on liabilities write-off	612,373	-	-
	(2,673,660)	(10,691)	(3,132,500)
Loss from continuing operations	(4,149,468)	(63,081)	(3,178,896)

Loss from discontinued operations	(1,149,700)	-	-
Loss for the period	(5,299,168)	(63,081)	(3,178,896)
Other Comprehensive Income
Foreign currency translation adjustment	873	-	-
Comprehensive Loss	$(5,298,295)	$(63,081)	$(3,178,896)

Loss per share - basic and diluted		($0.01)	($0.50)
Weighted average shares outstanding		10,476,762	6,305,720

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Unaudited
(Expressed in U.S. Dollars)

	Cumulative From
	Date of Inception
	(April 21, 2003)	Three month period ended
	to March 31	March 31
	2010	2010	2009

Operating Activities
Net loss for the period	$(5,299,168)	$(63,081)	$(3,178,896)
Adjustments to reconcile net loss for the period to cash flows used in operating activities
Impairment of investment in oil and gas lease	419,959	-	-
Gain on disposal of assets	(933,995)	-	-
Gain on liabilities write-off	(612,373)	-	-
Stock based compensation	239,880	-	-
Depreciation	277,578	-	-
Shares issued for services	105,000	-	-
Loss on settlement of loan payable	3,204,100	-	3,132,500
Changes in non-cash working capital items
Accounts payable	1,652,041	5,657	(13,367)
Accrued liabilities	17,520	5,938	(6,038)
Cash used in operating activities	(929,458)	(51,486)	(65,801)

Investing Activities
Investment in oil and gas lease	(867,188)	(31,034)	-
Purchase of property and equipment	(311,367)	-	-
Proceeds on disposal of property and equipment		-	-
Cash used in investing activities	(1,178,555)	(31,034)	-

Financing Activities
Proceeds from (repayment of) convertible debt	32,700	(2,925)	-
Proceeds from bank overdraft	-	-	2,801
Repayment of loans payable	(70,000)	-	-
Shares issued for cash	53,850	-	-
Proceeds from loans payable	2,093,919	82,750	63,000
Cash provided by financing activities	2,110,469	79,825	65,801

Increase (Decrease) in Cash during the period	2,456	(2,695)	-
Effect of cumulative currency translation	873	-	-
Cash, beginning of the period	-	6,024	-
Cash, end of the period	$3,329	$3,329	$-

Supplemental Cash Flow information
Interest paid	$35,000	$-	$-
Non-cash investing and financing activities:
Impairment in oil and gas leases	419,959	-	-
Investment in oil and gas leases in exchange for notes payable to Veneto	1,455,000	-	-
Transfer of leases in settlement of notes payable	1,455,000	-	-
Assignment of accounts payable from transfer of leases	193,764	-	-
Settlement of loan payable	719,200	-	447,500
Forgiveness of related party balances payable	1,027,791	-	-
Forgiveness of loan payable	311,400	-	-

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Statement of Changes in Capital Deficit
For the Period From date of inception on April 21, 2003 to March 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

	Number of	Par Value	Additional	Share		Other	Total
	Common	@$0.001	Paid-in	Subscription	Accumulated	Comprehensive	Capital
	Shares	Per Share	Capital	Receivable	Deficit	Loss	Deficit
Balance, April 21, 2003	10	$-	$-	$-	$-	$-	$-
Adjustment for the issuance of common stock on recapitalization	3,758,040	3,758	(3,758)	-	-	-	-
	3,758,050	3,758	(3,758)	-	-	-	-
Adjustment to capital deficit of the Company at the recapitalization date	417,603	418	(945,307)	-	-	-	(944,889)
	4,175,653	4,176	(949,065)	-	-	-	(944,889)
Shares issued for management services (Note 7)	150,000	150	104,850	-	-	-	105,000
Currency translation adjustment	-	-	-	-	-	873	873
Net loss for the period	-	-	-	-	(626,985)	-	(626,985)
Balance, December 31, 2003	4,325,653	4,326	(844,215)	-	(626,985)	873	(1,466,001)
Shares issued for cash (Note 7)	1,000,000	1,000	24,000	-	-	-	25,000
Shares subscribed but unissued	-	27,500	-	-	-	-	27,500
Forgiveness of related party balances payable	-	-	1,027,791	-	-	-	1,027,791
Net income for the year	-	-	-	-	71,698	-	71,698
Balance, December 31, 2004	5,325,653	32,826	207,576	-	(555,287)	873	(314,012)
Shares subscribed but unissued	-	(27,500)	-	-	-	-	(27,500)
Shares issued for cash (Note 7)	2,750,000	2,750	24,750	-	-	-	27,500
Cancellation of shares (Note 7)	(5,437,932)	(5,438)	5,438	-	-	-	-
Compensation expense on share cancellation (Note 7)	-	-	44,720	-	-	-	44,720
Shares issued for loan payable settlement (Note 7)	89,500	90	125,211	-	-	-	125,300
Shares issued for cash (Note 7)	7,500	8	743	-	-	-	750
Stock based compensation	-	-	140,438	-	-	-	140,438
Net loss for the year	-	-	-	-	(1,036,098)	-	(1,036,098)
Balance, December 31, 2005	2,734,721	2,735	548,875	-	(1,591,385)	873	(1,038,902)
Shares issued for cash (Note 7)	6,000	6	594	(600)	-	-	-
Stock based compensation	-	-	11,401	-	-	-	11,401
Net loss for the year	-	-	-	-	(128,774)	-	(128,774)
Balance, December 31, 2006	2,740,721	2,741	560,870	(600)	(1,720,159)	873	(1,156,275)
Net loss for the year	-	-	-	-	(192,410)	-	(192,410)
Balance, December 31, 2007	2,740,721	2,741	560,870	(600)	(1,912,569)	873	(1,348,685)
Share subscriptions paid (Note 7)	-	-	-	600	-	-	600
Net income for the year	-	-	-	-	109,951	-	109,951
Balance, December 31, 2008	2,740,721	2,741	560,870	-	(1,802,618)	873	(1,238,134)
Cancellation of shares (Note 7)	(2,000,000)	(2,000)	2,000	-	-	-	-
Shares issued for loan payable settlement (Note 7)	8,950,000	8,950	3,571,050	-	-	-	3,580,000
Shares issued for loan payable settlement (Note 7)	436,000	436	217,564	-	-	-	218,000
Shares issued for consulting services (Note 7)	350,000	350	209,650	-	-	-	210,000
Stock based compensation (Note 8)	-	-	43,321	-	-	-	43,321
Net loss for the year	-	-	-	-	(3,433,469)	-	(3,433,469)
Balance, December 31, 2009	10,476,762	10,477	4,604,455	-	(5,236,087)	873	(620,282)
Net loss for the period	-	-	-	-	(63,081)	-	(63,081)
Balance, March 31, 2010	10,476,762	$10,477	$4,604,455	$-	$(5,299,168)	$873	$(683,363)

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2010
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

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2010, the Company has negative working capital of $927,842 (December 31, 2009 - $833,727), and has an accumulated deficit of $5,299,168 at March 31, 2010. The continuation of the Company is dependent upon obtaining a successful new exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $1,290,000 and approximately an additional $3,306,100 in estimated expenditures related to the oil and gas leases (Note 3) over the twelve months ending March 31, 2011 to continue operations. The majority of this anticipated requirement will be funded by the $1,000,000 revolving loan the Company obtained during the year ended December 31, 2009 which bears interest at an annual rate of 8%. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $931,171. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to continue the development of the Company's explorations activities, and for other working capital purposes.

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
March 31, 2010
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2009. The Company follows the same accounting policies in the preparation of interim reports.

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

ASC 815. The FASB issued ASC 815, “Derivatives and Hedging”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under ASC 815 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard did not have a material impact on our consolidated financial statements

ASC 820-10 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.

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
March 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

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

(i)	Payment of a non-refundable fee of $350,000 to SEPL (paid);

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

Pursuant to the terms of the Farmout Agreement, if the Company fails to commence the drilling operations on the first test well by December 14, 2010, the agreement terminates immediately and the Company forfeits the deposit. Provided the Company establishes commercial production and meets the requirements for the first well tested, the Company will have an option to develop additional wells within 180 days after the completion of the first well tested or subsequent wells tested. Also, pursuant to the terms of the agreement the Company agreed to indemnify SEPL and its affiliates from all claims arising from the drilling or operations of the first test well or any subsequent wells tested.

In connection with these leases the Company issued 3,500,000 shares (Note 7) as payment for geological consulting services.

Closing of the transactions contemplated in the Farmout Agreement occurred on December 14, 2009. Net carrying costs as at March 31, 2010 and December 31, 2009:

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

Note 3. OIL AND GAS LEASES - continued

	March 31,	December 31,
	2010	2009
Deposit on oil and gas leases	$350,000	$350,000
Consulting costs	210,000	210,000
Legal costs	11,195	11,195
Geologist services	31,034	-
Interest in Oil & Gas leases	$602,229	$571,195

Note 4. LOANS PAYABLE

The Company has the following loans payable:

	March 31,	December 31,
	2010	2009
Art Brokerage – Current(1)	$669,269	$586,519
Mr. Alonzo B. Leavell(1)	20,000	20,000
	689,269	606,519
Senergy Partners LLC(2)	357,750	357,750
	$1,047,019	$964,268

(1)	These amounts are unsecured, bear no interest, with no specific terms of repayment.

(2)

This credit facility is unsecured, bears interest at 8% per annum, maturing on December 31, 2012 (see Note 7(b)). The remaining amount available under this credit facility is $642,250 as at March 31, 2010.

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

Both convertible notes are accounted for in accordance with ASC 470-20 which requires the Company to classify as equity any amounts representing a beneficial conversion feature. As both conversion prices exceed the fair value of the underlying common shares on the issue date, no beneficial conversion feature is recognized under ASC 470-20 and the entire proceeds are classified as debt until such time as they are converted to equity. Accordingly, the convertible notes are presented on the consolidated balance sheets as a liability. No convertible notes discount is recognized

	March 31,	December 31,
	2010	2009
Issuance of convertible note (a)	$97,075	$100,000
Issuance of convertible note (b)	35,625	35,625
	$132,700	$135,625

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

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

Management fees of $22,500 were charged to expense in these financial statements for the three month period ended March 31, 2010 (March 31, 2009 - $22,500).

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

In June 2004, the Company issued 1,000,000 common shares at a price of $0.25 for proceeds of $25,000.

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

In 2007 and 2008 there were no share capital transactions.

In 2009 the following transactions occurred:

On February 2, 2009 a major shareholder returned to treasury 2,000,000 common shares of the Company for nil consideration in contemplation of further share issuances (as described below).

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

Note 7. SHARE CAPITAL - continued

(a)

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

(b)

In connection with the Company entering into the Credit Facility and Debt Settlement Agreement with Senergy, the Company entered into an Assignment and Assumption Agreement with Senergy and Art Brokerage, Inc. (“ABI”) dated February 13, 2009, pursuant to which ABI assigned to Senergy all of its right, title and interest to a debt (the “Assigned Debt”) of $447,500 (Note 4) owed by the Company to ABI

(c)

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

For the three-month period ended March 31, 2010, there were no share capital transactions.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

Note 8. STOCK OPTION PLAN

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

These options are exercisable at a price of $0.40 per option and expire on December 31, 2012. No options were exercised, cancelled or expired in 2009. The fair value of these options granted was approximately $0.30 per share on the grant date in 2009.

There were no stock options granted for the three-month periods ended March 31, 2010 and March 31, 2009.

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

General

The following is a discussion and analysis of our plan of operation for the three month period ended March 31, 2010, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

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

Our estimated expenses over the next twelve months are as follows:

Cash Requirements during the Next Twelve Months

Expense	($)
Cost to drill and complete Initial Well	2,436,100
Consulting and Due Diligence	240,000
Professional Fees	130,000
Joint Venture Programs	500,000
Total	3,306,100

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

RESULTS OF OPERATIONS

Three Month Summary

	Three Months Ended
	March 31,
	2010	2009
Revenue	$-	$-
General and Administrative Expenses	52,390	46,396
Net Loss	$52,390	$46,396

Revenue

We have had no operating revenues for the three month periods ended March 31, 2010 and 2009. We anticipate that we will not generate any revenues until we generate additional financing to support our planned operations and locate a prospective property through which we can pursue our plan of operation.

Operating Costs and Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Three Months Ended
	March 31,
	2010	2009
Management Fees and stock based compensation	$22,500	$22,500
Professional Fees	23,044	19,177
Transfer Agent Fees	-	-
Travel	5,738	4,168
Office	1,108	551
Total Expenses	$52,390	$46,396

General and Administrative

The 12.92% increase in our total expenses, exclusive of interest expense, for the three month period ended March 31, 2010 as compared to the same period in fiscal 2009 was primarily due to an increase in professional fees. During the period ended March 31, 2010 we had increased interest expense of $9,732. Interest expense has increased due to interest accrued on the Company’s convertible debt as well as the Company’s long term loan payable to Senergy Partners LLC which both bear interest at a rate of 8% per annum.

Liquidity and Capital Resources

Working Capital

	Three Months Ended March 31, 2010	Year Ended December 31, 2009
Current Assets	$3,329	$6,024
Current Liabilities	931,171	839,751
Working Capital Deficiency	$(927,842)	$(833,727)

Cash Flows

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Cash used in Operating Activities	$51,486	$65,801
Cash used by Investing Activities	31,034	-
Cash provided by Financing Activities	(79,825)	65,801
Net Increase (Decrease) in Cash	$(2,695)	$-

As the Company’s activity has declined over the period from 2009 to 2010, so have its cash expenditures. Funding for operating and investing activities was provided by both non-interest bearing and interest bearing advances from lenders.

We had a cash of $3,329 and negative working capital of $927,842 as of March 31, 2010 compared to cash of $6,024 and negative working capital of $833,727 as of December 31, 2009. We anticipate that we will incur approximately $680,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan. In addition to our operating expenses, we will require $3,306,100 for costs associated with our plan of operation. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

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

In July 2006, Veneto and Eskota entered into a Mutual Release agreement releasing Eskota of its note payable in the amount of $1,400,000, and in return Eskota assigned and transferred back to Veneto all its right, title and interest in the unitized lease, as well as the rights to the Knox Lease. In addition, Veneto assumed responsibility of all payables owing in relation to the properties, and any future obligations related to the properties. As a result, Eskota recorded a net gain of $138,764 on the assumption of payables by Veneto, and has been reflected as income from discontinued operations on the accompanying financial statements.

Loans Payable

The Company has the following loans payable:

	March 31, 2010	December 31, 2009
Art Brokerage – Current(1)	$669,269	$586,519
Mr. Alonzo B. Leavell(1)	20,000	20,000
	689,269	606,519
Senergy Partners LLC(2)	357,750	357,750
	$1,047,019	$964,268

(1)	These amounts are unsecured, bear no interest, with no specific terms of repayment.
(2)	This amount is unsecured, bears interest at 8% per annum, maturing on December 31, 2012.

Going Concern

The audited financial statements accompanying our annual report on Form 10-K for the year ended December 31, 2009 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of May 12, 2010, we had cash of $3,329 and we estimate that we will require approximately $1,290,000 and an additional $3,306,100 for costs associated with our plan of operation over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the December 31, 2009 and 2008 consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

As of May 12, 2010, we had cash of $3,329 and we estimate that we will require approximately $1,290,000 for operating expenses and an additional $3,306,100 for costs associated with our plan of operation over the next twelve months. Accordingly, although we have access to additional funds through our line of credit with Senergy, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

We had a negative working capital of $927,842 as of March 31, 2010. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to develop any wells under the Farmout Agreement. Obtaining additional financing is subject to a number of factors, including market prices for oil and gas, investor acceptance of our interest pursuant to the Farmout Agreement, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

At March 31, 2010, we had an accumulated deficit of $5,299,168 and a negative working capital of $927,842. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our consolidated financial statements for the year ended December 31, 2009. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

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

Our articles of incorporation authorize the issuance of up to 750,000,000 shares of common stock with a par value of $0.001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will reduce the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2010, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

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

There were no changes in our internal control over financial reporting during the three month period ended March 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. (REMOVED AND RESERVED).

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

10.18

Subscription Agreement and Convertible Debenture dated December 17, 2009 between Maverick Minerals Corporation and David Steiner. (incorporated by reference from our Annual Report on Form 10-K, filed on April 15, 2010)

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 24, 2008)

21.1*	List of Subsidiaries (incorporated by reference from our Annual Report on Form 10-K, filed on April 15, 2010)

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAVERICK MINERALS CORPORATION

By	/s/ Robert Kinloch

Robert Kinloch
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	May 21, 2010