Form 10-Q
period 2010-06-30
MAVERICK MINERALS CORP
filed 2010-08-13
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________to _________

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
Yes [   ]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of August 13, 2010, there were 10,876,646 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
Unaudited
(Expressed in U.S. Dollars)

	June 30	December 31
	2010	2009

Current Assets
Cash	$-	$6,024
Advances to related party (Note 6)	17,654	-
TOTAL CURRENT ASSETS	17,654	6,024

Long term asset
Oil and gas leases (Note 3)	602,229	571,195
TOTAL ASSETS	$619,883	$577,219

Current Liabilities
Bank overdraft	$3,345	$-
Accounts payable	132,728	86,025
Accrued liabilities	1,000	11,582
Convertible debt (Note 5)	135,625	135,625
Loans payable (Note 4)	751,069	606,519
TOTAL CURRENT LIABILITIES	1,023,767	839,751

Long term liabilities
Loans payable (Note 4)	357,750	357,750
TOTAL LIABILITIES	1,381,517	1,197,501

Capital Deficit
Capital Stock (Note 7)
Common Shares Authorized:
750,000,000 common shares at $0.001 par value
Issued and fully paid 10,476,721 (2009 -10,476,721) common share
Par value	10,477	10,477
Additional paid-in capital	4,604,455	4,604,455
Deficit, accumulated during the exploration stage	(5,377,439)	(5,236,087)
Accumulated other comprehensive income	873	873
TOTAL CAPITAL DEFICIT	(761,634)	(620,282)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$619,883	$577,219

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(Expressed in U.S. Dollars)

	Cumulative
	Date of
	(April 21, 2003)	Three Months Ended		Six Months Ended
	to June 30	June 30		June 30
	2010	2010	2009	2010		2009

General and administration expenses
Audit fees	$350,101 $	25,916	$24,890	37,436		36,616
Freight	7,600	-	-	-		-
Insurance	186,297	-	-	-		-
Accounting, legal, engineering & consulting
investor relations	316,273	10,656	21,288	22,180		28,738
Management fees and stock based compensation (Notes 6 and 8	1,001,839	22,500	22,500	45,000		45,000
Office	65,323	3,299	674	4,407		1,225
Telephone and utilities	83,059	-	-	-		-
Transfer agent fees	23,795	-	2,478	895		2,478
Travel	220,899	7,469	3,244	13,207		7,413
Wages and benefits	86,588	-	-	-		-
Gain on disposal of assets	(795,231)	-	-	-		-
	(1,546,543)	(69,840)	(75,074)	(123,125)		(121,470)
Other income (expenses)
Interest expense	(80,507)	(9,841)	-	(19,573)		-
Loss on settlement of loans payable (Note 7)	(3,204,100)	-	-	-		(3,132,500)
Gain (loss) on foreign exchange	(8,962)	2,305	(3,347)	1,346		(3,347)
Gain on liabilities write-off	612,373	-	-	-		-
	(2,681,196)	(7,536)	(3,347)	(18,227)		(3,135,847)
Loss from continuing operations	(4,227,739)	(77,376)	(78,421)	(141,352)		(3,257,317)

Loss from discontinued operations	(1,149,700)	-	-	-		-
Loss for the period	(5,377,439)	(77,376)	(78,421)	(141,352)		(3,257,317)
Other Comprehensive Income
Foreign currency translation adjustments	873	-	-	-		-
Comprehensive Loss	$(5,376,566)	$(77,376)	$(78,421)	$(141,352	) $	(3,257,317)

Loss per share - basic and diluted		($0.01)	($0.03)	($0.01)		($1.19)
Weighted average shares outstanding		10,476,721	2,740,721	10,476,721		2,740,721

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Unaudited
(Expressed in U.S. Dollars)

	Cumulative From
	Date of Inception
	(April 21, 2003)	Six month period ended
	to June 30	June 30
	2010	2010	2009

Operating Activities
Net loss for the period	$(5,377,439)	$(141,352)	$(3,257,317)
Adjustments to reconcile net loss for the period to cash flows used in operating activities
Impairment of investment in oil and gas leases	419,959	-	-
Gain on disposal of assets	(933,995)	-	-
Gain on liabilities write-off	(612,373)	-	-
Stock based compensation	239,880	-	-
Depreciation	277,578	-	-
Shares issued for services	105,000	-	-
Loss on settlement of loan payable	3,204,100	-	3,132,500
Changes in non-cash working capital items
Advances to related party	(17,654)	(17,654)	-
Accounts payable	1,693,087	46,703	24,630
Accrued liabilities	1,000	(10,582)	462
Cash used in operating activities	(1,000,857)	(122,885)	(99,725)

Investing Activities
Investment in oil and gas leases	(867,188)	(31,034)	-
Purchase of property and equipment	(311,367)	-	-
Proceeds on disposal of property and equipment		-	-
Cash used in investing activities	(1,178,555)	(31,034)	-

Financing Activities
Proceeds from convertible debt	35,625	-	-
Proceeds from bank overdraft	3,345	3,345	-
Repayment of loans payable	(70,000)	-	-
Shares issued for cash	53,850	-	-
Proceeds from loans payable	2,155,719	144,550	99,725
Cash provided by financing activities	2,178,539	147,895	99,725

Decrease in cash during the period	(873)	(6,024)	-
Effect of cumulative currency translation	873	-	-
Cash, beginning of the period	-	6,024	-
Cash, end of the period	$-	$-	$-

Supplemental Cash Flow information
Interest paid	$35,000	$-	$-
Non-cash investing and financing activities:
Impairment in oil and gas leases	419,959	-	-
Investment in oil and gas leases in exchange for notes payable to Veneto	1,455,000
Transfer of leases in settlement of notes payable	1,455,000	-	-
Assignment of accounts payable from transfer of leases	193,764	-	-
Settlement of loan payable	719,200	-	447,500
Forgiveness of related party balances payable	1,027,791	-	-
Forgiveness of loan payable	311,400	-	-

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Statement of Changes in Capital Deficit
For the Period From date of inception on April 21, 2003 to June 30, 2010
(Expressed in U.S. Dollars)
(Unaudited)

	Number of	Par Value	Additional	Share		Other	Total
	Common	@$0.001	Paid-in	Subscription	Accumulated	Comprehensive	Capital
	Shares	Per Share	Capital	Receivable	Deficit	Loss	Deficit
Balance, April 21, 2003	10	$-	$-	$-	$-	$-	$-
Adjustment for the issuance of
common stock on recapitalization	3,758,040	3,758	(3,758)	-	-	-	-
	3,758,050	3,758	(3,758)	-	-	-	-
Adjustment to capital deficit of the
Company at the recapitalization date	417,603	418	(945,307)	-	-	-	(944,889)
	4,175,653	4,176	(949,065)	-	-	-	(944,889)
Shares issued for management services (Note 7)	150,000	150	104,850	-	-	-	105,000
Currency translation adjustment	-	-	-	-	-	873	873
Net loss for the period	-	-	-	-	(626,985)	-	(626,985)
Balance, December 31, 2003	4,325,653	4,326	(844,215)	-	(626,985)	873	(1,466,001)
Shares issued for cash (Note 7)	1,000,000	1,000	24,000	-	-	-	25,000
Shares subscribed but unissued	-	27,500	-	-	-	-	27,500
Forgiveness of related party balances payable	-	-	1,027,791	-	-	-	1,027,791
Net income for the year	-	-	-	-	71,698	-	71,698
Balance, December 31, 2004	5,325,653	32,826	207,576	-	(555,287)	873	(314,012)
Shares subscribed but unissued	-	(27,500)	-	-	-	-	(27,500)
Shares issued for cash (Note 7)	2,750,000	2,750	24,750	-	-	-	27,500
Cancellation of shares (Note 7)	(5,437,932)	(5,438)	5,438	-	-	-	-
Compensation expense on share cancellation (Note 7)	-	-	44,720	-	-	-	44,720
Shares issued for loan payable settlement (Note 7)	89,500	90	125,211	-	-	-	125,300
Shares issued for cash (Note 7)	7,500	8	743	-	-	-	750
Stock based compensation	-	-	140,438	-	-	-	140,438
Net loss for the year	-	-	-	-	(1,036,098)	-	(1,036,098)
Balance, December 31, 2005	2,734,721	2,735	548,875	-	(1,591,385)	873	(1,038,902)
Shares issued for cash (Note 7)	6,000	6	594	(600)	-	-	-
Stock based compensation	-	-	11,401	-	-	-	11,401
Net loss for the year	-	-	-	-	(128,774)	-	(128,774)
Balance, December 31, 2006	2,740,721	2,741	560,870	(600)	(1,720,159)	873	(1,156,275)
Net loss for the year	-	-	-	-	(192,410)	-	(192,410)
Balance, December 31, 2007	2,740,721	2,741	560,870	(600)	(1,912,569)	873	(1,348,685)
Share subscriptions paid (Note 7)	-	-	-	600	-	-	600
Net income for the year	-	-	-	-	109,951	-	109,951
Balance, December 31, 2008	2,740,721	2,741	560,870	-	(1,802,618)	873	(1,238,134)
Cancellation of shares (Note 7)	(2,000,000)	(2,000)	2,000	-	-	-	-
Shares issued for loan payable settlement (Note 7)	8,950,000	8,950	3,571,050	-	-	-	3,580,000
Shares issued for loan payable settlement (Note 7)	436,000	436	217,564	-	-	-	218,000
Shares issued for consulting services (Note 7)	350,000	350	209,650	-	-	-	210,000
Stock based compensation (Note 8)	-	-	43,321	-	-	-	43,321
Net loss for the year	-	-	-	-	(3,433,469)	-	(3,433,469)
Balance, December 31, 2009	10,476,721	10,477	4,604,455	-	(5,236,087)	873	(620,282)
Net loss for the period	-	-	-	-	(141,352)	-	(141,352)
Balance, June 30, 2010	10,476,721	$10,477	$4,604,455	$-	$(5,377,439)	$873	$(761,634)

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2010
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

On April 21, 2003 the Company closed a transaction, as set out in the Purchase Agreement (the “Agreement) with UCO Energy Corporation (“UCO”) to purchase the outstanding equity of UCO. To facilitate the transaction, the Company consolidated its share capital at a ratio of one for five. Subsequent to the share consolidation, the Company issued 3,758,040 common shares in exchange for all the issued and outstanding common shares of UCO. As a result of the transaction, the former shareholders of UCO held approximately 90% of the issued and outstanding common shares of the Company. The acquisition of UCO was recorded as a reverse acquisition for accounting purposes as a recapitalization of UCO. A net distribution of $944,889 was recoded in connection with the common stock of the Company for the acquisition of UCO in respect of the Company’s net liabilities at the acquisition date. The Company had minimal assets and had liabilities owing to suppliers as well as amounts owing under agreements with third parties as well as related parties and as there were no other business interests, the Company was acting as a public shell company. The financial statements are now presented as a continuation of UCO. UCO was in the business of pursuing opportunities in the coal mining industry. The Company has since disposed of its mining interests and is currently an exploration stage company engaged in the acquisition, exploration, and development of prospective oil and gas properties. The Company’s current business focus is to implement the terms of the Farmout Agreement (Note 3).

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2010, the Company has negative working capital of $1,006,113 (December 31, 2009 - $833,727), and has an accumulated deficit of $5,377,439 at June 30, 2010. The continuation of the Company is dependent upon obtaining a successful new exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $680,000 and approximately an additional $3,306,100 in estimated expenditures related to the oil and gas leases (Note 3) over the twelve months ending June 30, 2011 to continue operations. The majority of this anticipated requirement will be funded by the $1,000,000 revolving loan the Company obtained during the year ended December 31, 2009 which bears interest at an annual rate of 8% and funded by future equity issuances and for debt financing. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,006,113. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to continue the development of the Company's explorations activities, and for other working capital purposes.

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
June 30, 2010
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

ASC 810. The FASB issued ASC 810, “Consolidation”. The standard requires all entities to report noncontrolling (minority) interests as equity in consolidated financial statements. ASC 810 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

ASC 855. The FASB issued Statement of ASC 855 (prior authoritative literature: FAS No. 165, “Subsequent Events”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted ASC 855 during the first quarter of fiscal 2010, and its application had no impact on our company’s condensed consolidated financial statements.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2010
(Expressed in U.S. Dollars)
(Unaudited)

Note 2.	INTERIM FINANCIAL STATEMENTS - continued

ASU 2010-06. The FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. Certain provisions of this update will be effective for us in fiscal 2011 and we are currently evaluating the impact of the pending adoption of this standards update on our consolidated financial statements.

ASU 2010-09. The FASB issued ASU 2010-09, Subsequent Events. ASU 2010-09 was issued to amend ASC 855 to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change is intended to alleviate potential conflicts with current SEC guidance. The provisions of ASU 2010-09 are effective upon issuance. The adoption of ASC 855 and ASU 2010-09 did not have a material impact on the Company's financial statements.

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

i)	Payment of a non-refundable fee of $350,000 to SEPL (paid);

ii)

Commencement of continuous and actual drilling operations on an oil or gas well to a good and workmanlike manner with due diligence and to a depth sufficient for testing on the undeveloped Leases on or prior to December 14, 2010;

iii)	Completion of drilling on every drillable tract of the undeveloped Leases prior to commencing drilling operations on the developed Leases;

iv)

Completion of the drilling of at least four wells on the undeveloped acreage, to a good and workmanlike manner with due diligence and to a depth sufficient for testing, and commence commercial production on such wells within 120 days after completion of drilling with the option to pay $250,000 per well to opt out of the requirement to drill up to two of the four wells;

v)

Upon earning the interest in the Leases, The Company agrees to enter into a Joint Operating Agreement to govern operations by the parties on the Leases, and SEPL agrees to assign its 100% interest in the Leases to The Company subject to reserving an overriding royalty interest equal to the difference between all the existing lease burdens of record in effect as of October 1, 2009 and 30%, thereby delivering to The Company a 70% net revenue interest in the Leases; and

vi)

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
June 30, 2010
(Expressed in U.S. Dollars)
(Unaudited)

Note 3.	OIL AND GAS LEASES - continued

In connection with these leases the Company issued 3,500,000 shares (Note 7) as payment for geological consulting services.

Closing of the transactions contemplated in the Farmout Agreement occurred on December 14, 2009. Net carrying costs as at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Deposit on oil and gas leases	$350,000	$350,000
Consulting costs	210,000	210,000
Legal costs	11,195	11,195
Geologist services	31,034	-
Interest in Oil & Gas leases	$602,229	$571,195

Note 4.	LOANS PAYABLE

The Company has the following loans payable:

	June 30,	December 31,
	2010	2009
Art Brokerage – Current(1)	$731,069	$586,519
Mr. Alonzo B. Leavell(1)	20,000	20,000
	751,069	606,519
Senergy Partners LLC(2)	357,750	357,750
	$1,108,819	$964,269

(1) These amounts are unsecured, bear no interest, with no specific terms of repayment.

(2) This credit facility is unsecured, bears interest at 8% per annum, maturing on December 31, 2012 (see Note 7(b)). The remaining amount available under this credit facility is $650,000 as at June 30, 2010.

Note 5.	CONVERTIBLE DEBT

a)

On November 26, 2009, the Company issued a convertible note in the amount of $100,000 to a related party to settle an outstanding payable of $100,000. This convertible note is due on demand, and bears interest at 8% per annum. The debt is convertible into common shares at a conversion rate of $0.30 per share.

b)

On December 11, 2009, the Company issued a convertible note in the amount of $35,625. This convertible note is due on June 11, 2010 and bears interest at 8% per annum. The debt is convertible into common shares at $0.75 per share. The Company has the right to prepay any portion of the principal amount of this debenture without prior written consent on the holder (Note 9).

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

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2010
(Expressed in U.S. Dollars)
(Unaudited)

Note 5.	CONVERTIBLE DEBT - continued

	June 30,	December 31,
	2010	2009
Issuance of convertible note (a)	$100,000	$100,000
Issuance of convertible note (b)	35,625	35,625
	$135,625	$135,625

Note 6.	RELATED PARTY TRANSACTIONS

On June 5, 2005, the Company entered into a management agreement with its chief executive officer (“CEO”). The agreement was for a term of two years with an annual fee of $90,000 and expired on May 31, 2007. A new management agreement has not been signed and it has been assumed that the previous management agreement is still in effect until a new agreement has been entered into.

Management fees of $45,000 were charged to expense in these financial statements for the six month period ended June 30, 2010 (June 30, 2009 - $45,000).

During the three and six month period ended June 30, 2010 the Company advanced $17,654 to a related party to pay for future expenses incurred by the individual on behalf of the Company. The advances are non-interest bearing and have no specific terms of repayment.

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

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2010
(Expressed in U.S. Dollars)
(Unaudited)

Note 7.	SHARE CAPITAL - continued

In 2007 and 2008 there were no share capital transactions.

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

On September 24, 2009, the Company issued a further 436,000 shares to settle $218,000 owed to ABI. The transaction was recorded at the quoted market price of $0.30 and was treated as a capital transaction which resulted in a charge to equity of $218,000.

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

For the six-month period ended June 30, 2010 there were no share capital transactions.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2010
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

There were no stock options granted for the six-month periods ended June 30, 2010 and June 30, 2009.

The following is a summary of the status of the Company’s stock options as of June 30, 2010 and the stock option activity during the six months ended June 30, 2010:

Number of
Options
Outstanding at December 31, 2008	-
Granted	145,000
Outstanding at December 31, 2009 and June 30, 2010	145,000

Note 9.	SUBSEQUENT EVENTS

On July 26, 2010, the Company entered into a Debt Settlement and Subscription Agreement with David Steiner Primary Trust (the “Trust”), pursuant to which the Company agreed to issue 49,884 shares of its common stock to the Trust in settlement of all amounts owing to the Trust under the Convertible Debenture dated December 11, 2009 in the principal amount of $35,625 and outstanding interest to July 19, 2010 of $1,778

On July 27, 2010, the Company entered into a Data Purchase Agreement with two individuals (the “Vendors”) whereby the Company would purchase data relating to its Leases (see Note 3). As consideration for the purchase of this data the Company would issue 350,000 shares of its common stock (175,000 to each individual).

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
  risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;
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

Recent Corporate Developments

Since the commencement of our second quarter ended June 30, 2010, we experienced the following significant corporate developments:

1.

Effective July 26, 2010, we entered into a Debt Settlement and Subscription Agreement with David Steiner Primary Trust (the “Trust”), pursuant to which we agreed to issue 49,884 shares of our common stock to Steiner in settlement of all amounts owing to the Trust under the Convertible Debenture dated December 11, 2009 in the principal amount of $35,625 and outstanding interest to July 19, 2010 of $1,778. The shares were issued to the Trust on July 26, 2010 pursuant to Regulation D of the Securities Act of 1933 on the basis that the Trust represented that it was an “accredited investor” as such term is defined in Rule 501 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

2.

On July 27, 2010, the Company entered into a data purchase agreement (the “Agreement”) with two individuals (collectively the “Vendors”), pursuant to which the Company agreed to purchase from the Vendors geologic data relating to certain oil and gas mineral leases located in Texas, including among other things: electric logs, seismic work, seismic reprocessing, data from the Texas Railroad Commission. In consideration for the acquisition of the geologic data from the Vendors the Company agreed to issue an aggregate of 350,000 shares of the common stock of the Company to the Vendors. The shares were issued to the Vendors on July 27, 2010 pursuant to Regulation D of the Securities Act of 1933 on the basis that each of them represented that they were an “accredited investor” as such term is defined in Rule 501 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

Our Current Business

We are currently an exploration stage company engaged in the acquisition, exploration, and development of prospective oil and gas properties. Our current business focus is to implement the terms of the Farmout Agreement pursuant to which we intend to earn an interest in certain oil and gas mineral leases located in Fort Bend and Wharton Counties, Texas owned by Southeastern Pipe Line Company (“SEPL”). Subject to receipt of additional financing our initial operations during the next quarter are to locate suitable locations to drill, drilling, and determining if an initial test well is viable. If the well is viable and we can develop the well, we intend to drill an initial test well and to earn an interest in the mineral leases subject to the Farmout Agreement. If the well is not viable, we intend to plug the well. Our anticipated 2010 drilling program is expected to target the Wilcox Trend, a vast depositional sand zone with a history of natural gas and condensate production. The Wilcox Trend is articulated into the upper, middle, and lower Wilcox. We intend to target the middle Wilcox to a depth of between 12,500 and 13,500 feet.

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

Farm-out Agreement with Southeastern Pipe Line Company

On December 14, 2009, we entered into a farm-out agreement with Southeastern Pipe Line Company pursuant to which we acquired the right to earn an interest in certain oil and gas mineral leases located in Fort Bend and Wharton Counties, Texas (collectively, the “Leases”) and to the lands covered thereby subject to certain conditions, including the following:

(i)	Payment of a non-refundable fee of $350,000 to SEPL (the “Fee”);

(ii)

Commencement of continuous and actual drilling operations on an oil or gas well (the “Initial Test Well”) to an objective formation (as such term is defined in the agreement) on the undeveloped Leases on or prior to December 14, 2010 (the “Completion Date”);

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

General

The following is a discussion and analysis of our plan of operation for the three and six month period ended June 30, 2010, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

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

Our estimated expenses over the next twelve months are as follows:

Cash Requirements during the Next Twelve Months

Expense	($)
Cost to drill and complete Initial Well	2,750,000
Consulting and Due Diligence	240,000
Professional Fees	130,000
Joint Venture Programs	500,000
Total	3,620,000

To date we have funded our operations primarily with loans from shareholders. In addition to funding our general, administrative and corporate expenses we are obligated to address certain current liabilities. We will need to raise additional funds to meet these current liabilities. To raise these funds we may be required to increase shareholder loans, incur new borrowings or issue new equity which may be dilutive to existing shareholders. Other than our agreement with Senergy Partners LLC, we currently have no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to our company. Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of our operations.

Any advance in the oil and gas development strategy set-out herein will require additional funds. These funds may be raised through equity financing, debt financing or other sources which may result in further dilution of the shareholders percentage ownership in the Company.

On February 13, 2009, we entered into a loan agreement with Senergy Partners LLC (“Senergy”), a private Nevada limited liability corporation, pursuant to which the Company received a revolving loan of up to US$1,000,000 (the “Credit Facility”). The outstanding principal amount of the Credit Facility together with all accrued and unpaid interest and all other amounts outstanding thereunder are due and payable in full on December 31, 2012, the maturity date. Outstanding principal under the Credit Facility bears interest at an annual rate of 8%. As a condition of the Credit Facility, the Company agreed to use funds received under the Credit Facility solely for the purpose of funding ongoing general and administrative expenses, consulting and due diligence expenses, or professional fees and joint venture programs. As at June 30, 2010, the Company has drawn $350,000 on the credit facility with Senergy.

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

RESULTS OF OPERATIONS

Three and Six Month Summary

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	$-	$-	$-	$-
Expenses	69,840	75,074	123,125	121,470
Other expenses	7,536	-	18,227	-
Net Loss	$77,376	$75,074	141,352	$121,470

Revenue

We had no operating revenues for the three and six month periods ended June 30, 2010 and 2009. We anticipate that we will not generate any revenues until we generate additional financing to support our planned operations in connection with the Farmout Agreement with SEPL.

Operating Costs and Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Management Fees and stock based compensation	$22,500	$22,500	$45,000	$45,000
Professional Fees	36,572	46,178	59,616	65,354
Transfer Agent Fees	-	2,478	895	2,478
Travel	7,469	3,244	13,207	7,413
Office	3,299	674	4,407	1,225
Total Expenses	$69,840	$75,074	$123,125	$121,470

General and Administrative Expenses

The $5,234 decrease in our general and administrative expenses for the three month period ended June 30, 2010 as compared to the same period in fiscal 2009 was primarily due to a decrease in professional fees associated with preparing and reviewing our periodic reports required under the Securities Exchange Act of 1934.

The $1,655 increase in our general and administrative expenses for the six month period ended June 30, 2010 as compared to the same period in fiscal 2009 was primarily due to an increase in travel expenditures associated with the negotiation of the Farmout Agreement with SEPL.

Liquidity and Capital Resources

Working Capital

	June 30, 2010	December 31, 2009
Current Assets	$17,654	$6,024
Current Liabilities	1,023,767	839,751
Working Capital Deficiency	$(1,006,113)	$(833,727)

Cash Flows

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
Cash used in Operating Activities	$(122,885)	$(99,725)
Cash used by Investing Activities	(31,034)	-
Cash provided by Financing Activities	147,895	99,725
Net Decrease in Cash	$(6,024)	$-

Funding for operating and investing activities was provided by both non-interest bearing and interest bearing advances from lenders. On July 19, 2010, we entered into a Debt Settlement and Subscription Agreement with David Steiner Primary Trust (“Steiner”), whereby we agreed to issue 49,884 shares of our common stock to Steiner in settlement of the Convertible Debenture dated December 11, 2009 in the principal amount of $35,625 and outstanding interest to July 19, 2010 of $1,778.

We had a cash balance of $Nil and negative working capital of $1,006,113 as of June 30, 2010 compared to cash of $6,024 and negative working capital of $833,727 as of December 31, 2009. We anticipate that we will incur approximately $3,620,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

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

Loans Payable

The Company has the following loans payable. These amounts are unsecured, bear no interest, with no specific terms of repayment.

	June 30, 2010	December 31, 2009
Art Brokerage – Current(1)	$731,069	$586,519
Mr. Alonzo B. Leavell(1)	20,000	20,000
Senergy Partners LLC(2)	357,750	357,750
	$1,108,819	$964,268

Notes
(1)	These amounts are unsecured, bear no interest, with no specific terms of repayment.
(2)	This amount is unsecured, bears interest at 8% per annum, maturing on December 31, 2012.

Going Concern

The audited financial statements accompanying our annual report on Form 10-K for the year ended December 31, 2009 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of June 30, 2010, we had cash of $Nil and we estimate that we will require approximately $3,620,000 for costs associated with our plan of operation over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds.

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

Future Financings

We had a cash balance of $Nil and negative working capital of $1,006,113 as of June 30, 2010 compared to cash of $6,024 and negative working capital of $833,727 as of December 31, 2009. and we estimate that we will require approximately $3,620,000 for costs associated with our plan of operation over the next twelve months. Accordingly, although we have access to additional funds through our line of credit with Senergy, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

We are an exploration stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects. If we do discover oil or gas resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. If we discover a major reserve, there can be no assurance that such a reserve will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail. There is no assurance that we will be able to drill an initial test well on the property subject to the Farmout Agreement within the timeline set out in the agreement or at all. Failure to do so will result in the loss of all our interest in the Farmout Agreement with SEPL.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had a negative working capital of $1,006,113 as of June 30, 2010. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to develop any wells under the Farmout Agreement. Obtaining additional financing is subject to a number of factors, including market prices for oil and gas, investor acceptance of our interest pursuant to the Farmout Agreement, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

At June 30, 2010, we had an accumulated deficit of $5,377,439 and a negative working capital of $1,006,113. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our consolidated financial statements for the year ended December 31, 2009. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

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

There were no changes in our internal control over financial reporting during the three month period ended June 30, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the commencement of our second quarter ended June 30, 2010, we completed the following sales of unregistered securities:

1.            Effective July 26, 2010, we entered into a Debt Settlement and Subscription Agreement with David Steiner Primary Trust (the “Trust”), pursuant to which we agreed to issue 49,884 shares of our common stock to Steiner in settlement of all amounts owing to the Trust under the Convertible Debenture dated December 11, 2009 in the principal amount of $35,625 and outstanding interest to July 19, 2010 of $1,778. The shares were issued to the Trust on July 26, 2010 pursuant to Regulation D of the Securities Act of 1933 on the basis that the Trust represented that it was an “accredited investor” as such term is defined in Rule 501 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

2.            On July 27, 2010, the Company entered into a data purchase agreement (the “Agreement”) with two individuals (collectively the “Vendors”), pursuant to which the Company agreed to purchase from the Vendors geologic data relating to certain oil and gas mineral leases located in Texas, including among other things: electric logs, seismic work, seismic reprocessing, data from the Texas Railroad Commission. In consideration for the acquisition of the geologic data from the Vendors the Company agreed to issue an aggregate of 350,000 shares of the common stock of the Company to the Vendors.  The shares were issued to the Vendors on July 27, 2010 pursuant to Regulation D of the Securities Act of 1933 on the basis that each of them represented that they were an “accredited investor” as such term is defined in Rule 501 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

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
10.2

Mutual Release Agreement between Eskota Energy Corporation and Veneto Exploration, LLC and Assignment of Oil and Gas Leases dated July 6, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB for the period ended June 30, 2006)

10.3

Purchase Agreement between Maverick Minerals Corporation, UCO Energy Corporation and the shareholders of UCO Energy, dated April 21, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on May 19, 2004)

10.4

Loan Agreement and Civil Action Covenant between Art Brokerage Inc., Eskota Energy Corporation and Maverick Minerals Corporation (incorporated by reference from our Quarterly Report on Form 10- QSB for the period ended June 30, 2006)

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

10.8	Management Agreement dated as at June 1, 2005 between Maverick Minerals Corp. and Robert Kinloch (incorporated by reference from our Quarterly Report on Form 10-QSB for the period ended June 30, 2006)

Exhibit
Number	Description

10.9	Deed of Release dated November 31, 2008 with Pride of Aspen LLC (incorporated by reference from our Current Report on Form 8-K filed on December 3, 2008)
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
10.18

Subscription Agreement and Convertible Debenture dated December 17, 2009 between Maverick Minerals Corporation and David Steiner (incorporated by reference from our Annual Report on Form 10-K, filed on April 15, 2010)

10.19*	Debt Settlement and Subscription Agreement dated July 19, 2010 between Maverick Minerals Corporation and David Steiner Primary Trust
10.20*	Data Purchase Agreement dated July 27, 2010
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 24, 2008)
21.1	List of Subsidiaries (incorporated by reference from our Annual Report on Form 10-K, filed on April 15, 2010)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAVERICK MINERALS CORPORATION

By	/s/ Robert Kinloch
Robert Kinloch
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Date:	August 12, 2010