Form 10-Q
period 2010-09-30
MAVERICK MINERALS CORP
filed 2010-11-15
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes [ ]       No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of November 12, 2010, there were 11,602,617 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
Unaudited
(Expressed in U.S. Dollars)

	September 30	December 31
	2010	2009

Current Assets
Cash	$2,299,061	$6,024
Advances to related party (Note 6)	43,700	-
TOTAL CURRENT ASSETS	2,342,761	6,024

Long term asset
Oil and gas leases (Note 3)	1,051,743	571,195
TOTAL ASSETS	$3,394,504	$577,219

Current Liabilities
Accounts payable	$131,496	$86,025
Accrued liabilities	43,631	11,582
Convertible debt (Note 5)	100,000	135,625
Loans payable (Note 4)	359,743	606,519
TOTAL CURRENT LIABILITIES	634,870	839,751

Long term liabilities
Loans payable (Note 4)	2,507,750	357,750
TOTAL LIABILITIES	3,142,620	1,197,501

Shareholders' equity (Capital Deficit)
Capital Stock (Note 7)
Common Shares Authorized: 750,000,000 common shares at $0.001 par value Issued and fully paid 11,602,617 (2009 -10,476,721) common shares Par value	11,603	10,477
Additional paid-in capital	7,631,816	4,604,455
Deficit, accumulated during the exploration stage	(7,392,408)	(5,236,087)
Accumulated other comprehensive income	873	873
TOTAL SHAREHOLDERS' EQUITY (CAPITAL DEFICIT)	251,884	(620,282)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIT)	$3,394,504	$577,219

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(Expressed in U.S. Dollars)

	Cumulative From
	Date of Inception
	(April 21, 2003)	Three Months Ended		Nine Months Ended
	to September 30	September 30		September 30
	2010	2010	2009	2010	2009

General and administration expenses
Audit fees	$357,374	$7,273	$8,127	44,709	44,744
Freight	7,600	-	-	-	-
Insurance	186,297	-	-	-	-
Accounting, legal, engineering & consulting, investor relations	420,489	104,216	12,923	126,396	41,661
Management fees and stock based compensation (Notes 6 and 8)	2,616,589	1,614,750	22,500	1,659,750	67,500
Office	67,725	2,402	1,195	6,809	2,419
Telephone and utilities	83,059	-	-	-	-
Transfer agent fees	24,761	966	4,716	1,861	7,587
Travel	230,880	9,981	6,605	23,188	14,018
Wages and benefits	86,588	-	-	-	-
Gain on disposal of assets	(795,231)	0	-	-	-
	(3,286,131)	(1,739,588)	(56,066)	(1,862,713)	(177,928)
Other income (expenses)
Interest expense	(89,885)	(9,378)	-	(28,951)	-
Loss on settlement of loans payable (Note 7)	(3,473,155)	(269,055)	-	(269,055)	(3,132,500)
Gain (loss) on foreign exchange	(5,910)	3,052	(6,605)	4,398	(10,183)
Gain on liabilities write-off	612,373	-	-	-	-
	(2,956,577)	(275,381)	(6,605)	(293,608)	(3,142,683)
Loss from continuing operations	(6,242,708)	(2,014,969)	(62,671)	(2,156,321)	(3,320,611)

Loss from discontinued operations	(1,149,700)	-	-	-	-
Loss for the period	(7,392,408)	(2,014,969)	(62,671)	(2,156,321)	(3,320,611)
Other Comprehensive Income
Foreign currency translation adjustments	873	-	-		-
Comprehensive Loss	$(7,391,535)	$(2,014,969)	$(62,671)	$(2,156,321)	$(3,320,611)

Loss per share - basic and diluted		($0.18)	($0.00)	($0.20)	($0.04)
Weighted average shares outstanding		10,945,111	96,907,208	10,634,567	84,889,882

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Unaudited
(Expressed in U.S. Dollars)

	Cumulative From
	Date of Inception
	(April 21, 2003)	Nine month period ended
	to September 30	September 30
	2010	2010	2009

Operating Activities
Net loss for the period	$(7,392,408)	$(2,156,321)	$(3,320,611)
Adjustments to reconcile net loss for the period to cash flows used in operating activities
Impairment of investment in oil and gas leases	419,959	-	-
Gain on disposal of assets	(933,995)	-	-
Gain on liabilities write-off	(612,373)	-	-
Stock based compensation	1,832,130	1,592,250	-
Depreciation	277,578	-	-
Shares issued for services	105,000	-	-
Loss on settlement of loan payable	3,473,155	269,055	3,132,500
Changes in non-cash working capital items
Advances to related party	(43,700)	(43,700)	-
Accounts payable	1,691,855	45,471	21,413
Accrued liabilities	45,419	33,837	(1,038)
Cash used in operating activities	(1,137,380)	(259,408)	(167,736)

Investing Activities
Investment in oil and gas leases	(949,202)	(113,048)	-
Purchase of property and equipment	(311,367)	-	-
Cash used in investing activities	(1,260,569)	(113,048)	-

Financing Activities
Proceeds from convertible debt	35,625	-	-
Repayment of loans payable	(70,000)	-	-
Shares issued for cash	53,850	-	-
Proceeds from loans payable	4,676,662	2,665,493	167,755
Cash provided by financing activities	4,696,137	2,665,493	167,755

Decrease in cash during the period	2,298,188	2,293,037	19
EffectEffect ofof cumulativecumulative currency translationtranslation	873	-	-
Cash, beginning of the period	-	6,024	-
Cash, end of the period	$2,299,061	$2,299,061	$19
	-
Supplemental Cash Flow information
Interest paid	$35,000	$-	$-
Non-cash investing and financing activities:
Impairment in oil and gas leases	419,959	-	-
Investment in oil and gas leases in exchange
for notes payable to Veneto	1,455,000	-	-
Transfer of leases in settlement of notes payable	1,455,000	-	-
Assignment of accounts payable from transfer of leases	193,764	-	-
Settlement of loan payable	1,481,469	762,269	-
Forgiveness of related party balances payable	1,027,791	-	-
Forgiveness of loan payable	311,400	-	-
Shares issued for property services	210,000	-	-
Exchange of accounts payable for convertible debt	100,000	-	-
Shares issued for data purchase	367,500	367,500	-
Settlement of convertible debt	35,625	35,625	-
Settlement of accrued interest on convertible debt	1,778	1,778	-

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Statement of Changes in Capital Deficit
For the Period From date of inception on April 21, 2003 to September 30, 2010
(Expressed in U.S. Dollars)
(Unaudited)

	Number of	Par Value	Additional	Share		Other	Total
	Common	@$0.001	Paid-in	Subscription	Accumulated	Comprehensive	Capital
	Shares	Per Share	Capital	Receivable	Deficit	Loss	Deficit
Balance, April 21, 2003	10	$-	$-	$-	$-	$-	$-
Adjustment for the issuance of
common stock on recapitalization	3,758,040	3,758	(3,758)	-	-	-	-
	3,758,050	3,758	(3,758)	-	-	-	-
Adjustment to capital deficit of the
Company at the recapitalization date	417,603	418	(945,307)	-	-	-	(944,889)
	4,175,653	4,176	(949,065)	-	-	-	(944,889)
Shares issued for management services (Note 7)	150,000	150	104,850	-	-	-	105,000
Currency translation adjustment	-	-	-	-	-	873	873
Net loss for the period	-	-	-	-	(626,985)	-	(626,985)
Balance, December 31, 2003	4,325,653	4,326	(844,215)	-	(626,985)	873	(1,466,001)
Shares issued for cash (Note 7)	1,000,000	1,000	24,000	-	-	-	25,000
Shares subscribed but unissued	-	27,500	-	-	-	-	27,500
Forgiveness of related party balances payable	-	-	1,027,791	-	-	-	1,027,791
Net income for the year	-	-	-	-	71,698	-	71,698
Balance, December 31, 2004	5,325,653	32,826	207,576	-	(555,287)	873	(314,012)
Shares subscribed but unissued	-	(27,500)	-	-	-	-	(27,500)
Shares issued for cash (Note 7)	2,750,000	2,750	24,750	-	-	-	27,500
Cancellation of shares (Note 7)	(5,437,932)	(5,438)	5,438	-	-	-	-
Compensation expense on share cancellation (Note 7)	-	-	44,720	-	-	-	44,720
Shares issued for loan payable settlement (Note 7)	89,500	90	125,211	-	-	-	125,300
Shares issued for cash (Note 7)	7,500	8	743	-	-	-	750
Stock based compensation	-	-	140,438	-	-	-	140,438
Net loss for the year	-	-	-	-	(1,036,098)	-	(1,036,098)
Balance, December 31, 2005	2,734,721	2,735	548,875	-	(1,591,385)	873	(1,038,902)
Shares issued for cash (Note 7)	6,000	6	594	(600)	-	-	-
Stock based compensation	-	-	11,401	-	-	-	11,401
Net loss for the year	-	-	-	-	(128,774)	-	(128,774)
Balance, December 31, 2006	2,740,721	2,741	560,870	(600)	(1,720,159)	873	(1,156,275)
Net loss for the year	-	-	-	-	(192,410)	-	(192,410)
Balance, December 31, 2007	2,740,721	2,741	560,870	(600)	(1,912,569)	873	(1,348,685)
Share subscriptions paid (Note 7)	-	-	-	600	-	-	600
Net income for the year	-	-	-	-	109,951	-	109,951
Balance, December 31, 2008	2,740,721	2,741	560,870	-	(1,802,618)	873	(1,238,134)
Cancellation of shares (Note 7)	(2,000,000)	(2,000)	2,000	-	-	-	-
Shares issued for loan payable settlement (Note 7)	8,950,000	8,950	3,571,050	-	-	-	3,580,000
Shares issued for loan payable settlement (Note 7)	436,000	436	217,564	-	-	-	218,000
Shares issued for consulting services (Note 7)	350,000	350	209,650	-	-	-	210,000
Stock based compensation (Note 8)	-	-	43,321	-	-	-	43,321
Net loss for the year	-	-	-	-	(3,433,469)	-	(3,433,469)
Balance, December 31, 2009	10,476,721	10,477	4,604,455	-	(5,236,087)	873	(620,282)
Shares issued for convertible debt settlement (Note 7)	49,925	50	52,328	-	-	-	52,378
Shares issued for loan payable settlement (Note 7)	725,971	726	1,015,633	-	-	-	1,016,359
Shares issued for data purchase (Note 7)	350,000	350	367,150	-	-	-	367,500
Stock based compensation (Note 8)	-	-	1,592,250	-	-	-	1,592,250
Net loss for the period	-	-	-	-	(2,156,321)	-	(2,156,321)
Balance, September 30, 2010	11,602,617	$11,603	$7,631,816	$-	$(7,392,408)	$873	$251,884

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010
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

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2010, the Company has working capital of $1,707,891 (December 31, 2009 - $833,727), and has an accumulated deficit of $7,392,408 at September 30, 2010. The continuation of the Company is dependent upon obtaining a successful new exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $680,000 and approximately an additional $3,620,000 in estimated expenditures related to the oil and gas leases (Note 3) over the twelve months ending September 30, 2011 to continue operations. The majority of this anticipated requirement will be funded by working capital, by the $500,000 revolving loan the Company obtained during the year ended December 31, 2009 which bears interest at an annual rate of 8%, by future equity issuances, such as the proposed offering in the Company’s recent S1-Registration Statement and by debt financing. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $634,870. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to continue the development of the Company's explorations activities, and for other working capital purposes.

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
September 30, 2010
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

ASC 815. The FASB issued ASC 815, “Derivatives and Hedging”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under ASC 815 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard did not have a material impact on our consolidated financial statements

ASC 820-10. The FASB issued ASC 820-10, “Fair Value Measurements”, which emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820-10 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010
(Expressed in U.S. Dollars)
(Unaudited)

Note 2.	INTERIM FINANCIAL STATEMENTS – continued

(a)	New Accounting Pronouncements - continued

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

ASC 825-10-65-1, “Interim Disclosures about Fair Value of Financial Instruments” (FASB ASC 825-10-65- 1), enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This FSP is effective for interim and annual periods ending after June 15, 2009, but entities may adopt it early for interim and annual periods ending after March 15, 2009. The adoption of this standard did not have a material impact on the Company's financial statements.

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
September 30, 2010
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

In connection with these leases the Company issued 3,500,000 shares (Note 7) as payment for geological consulting services and another 350,000 shares as payment for geological data (Note 7).

Closing of the transactions contemplated in the Farmout Agreement occurred on December 14, 2009. Net carrying costs as at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Deposit on oil and gas leases	$350,000	$350,000
Consulting costs	292,014	210,000
Legal costs	11,195	11,195
Geologist services	31,034	-
Geological data	367,500	-
Interest in Oil & Gas leases	$1,051,743	$571,195

Note 4.	LOANS PAYABLE

The Company has the following loans payable:

	September 30,	December 31,
	2010	2009
Art Brokerage – Current(a)	$89,743	$586,519
Art Brokerage – Term Loan(c)	250,000	-
Mr. Alonzo B. Leavell(a)	20,000	20,000
	359,743	606,519
Art Brokerage – Term Loan (c)	2,150,000	-
Senergy Partners LLC(b)	357,750	357,750
	2,507,750	357,750
	$2,867,493	$964,269

(a)	These amounts are unsecured, bear no interest, with no specific terms of repayment.

(b)

This credit facility is unsecured, bears interest at 8% per annum, maturing on December 31, 2012 (see Note 7(a)). The remaining amount available under this credit facility is $142,250 as at September 30, 2010.

(c)

On September 20, 2010, the Company entered into a loan agreement (the “Loan Agreement”) with Art Brokerage, Inc. (“Art Brokerage”), pursuant to which Art Brokerage provided the Company with a non- revolving term loan in the principal amount of $2,400,000 having an interest rate of 5% per annum. The loan matures on April 1, 2015. As a, calculated and compounded monthly, payable on the 1st day of each calendar month commencing May 1, 2011. In addition to the monthly interest payments, the Company will make monthly principal payments in the amount of $50,000, commencing on May 1, 2011 and continuing on the 1st day of each month until the Company’s indebtedness is repaid in full. The loan matures on April 1, 2015.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010
(Expressed in U.S. Dollars)
(Unaudited)

Note 4.	LOANS PAYABLE - continued

(c)	continued

As a condition of the Loan Agreement, during the term of the loan, the Company agreed, among other things, to maintain its property assets and undertakings in good repair, to obtain and maintain all licenses and permits necessary to own and operate its assets and agreed not to, without the prior consent of Art Brokerage, change its name, change its corporate structure, change its fiscal year end, incur further indebtedness, grant any liens against its properties or assets unless permitted, make any advances or loans to any person, assign or transfer its intellectual property, or permit its unfinanced capital expenditures to exceed $300,000 per annum.

In addition and as further collateral of the Company’s indebtedness under the Loan Agreement, the Company and Art Brokerage entered into a pledge and security agreement dated September 20, 2010, pursuant to which the Company agreed to pledge to Art Brokerage a first priority security interest in all of the shares of capital stock of Eskota Energy Corporation, the wholly owned subsidiary of the Company, and all proceeds with respect to such stock. The Company intends to use the funds from the $2,400,000 loan to commence development of the Company’s initial test well on its Farm-Out property located in southwest Texas.

In connection with the negotiation of the Loan Agreement with Art Brokerage, the Company was required to enter into an amendment to its existing loan with Senergy Partners LLC, an affiliate of Art Brokerage. Under the terms of an amendment agreement dated September 15, 2010, entered into by the Company with Senergy Partners LLC (“Senergy”), the parties agreed that if and at such time Art Brokerage enters into a loan agreement with the Company with respect to a loan of $2,400,000, the existing loan agreement between the parties dated February 13, 2009 providing for up to $1,000,000 in principal to the Company (the “Senergy Loan”) would be amended to provide that upon entry into the Loan Agreement the outstanding balance of principal and accrued interest under the Senergy Loan could not exceed a maximum limit of $500,000. As a further condition of the Loan Agreement, the Company agreed to enter into a general security agreement dated September 20, 2010 creating a security over the Company’s present and after-acquired personal property and over the Company’s real property and other assets.

Principal repayments over the remaining term are:

2011	$400,000
2012	600,000
2013	600,000
2014	600,000
2015	200,000
Total	$2,400,000

Note 5.	CONVERTIBLE DEBT

a)

On November 26, 2009, the Company issued a convertible note in the amount of $100,000 to a related party to settle an outstanding payable of $100,000. This convertible note is due on demand, and bears interest at 8% per annum. The debt is convertible into common shares at a conversion rate of $0.30 per share.

b)

On December 11, 2009, the Company issued a convertible note in the amount of $35,625. This convertible note is due on June 11, 2010 and bears interest at 8% per annum. The debt is convertible into common shares at $0.75 per share. The Company has the right to prepay any portion of the principal amount of this debenture without prior written consent of the holder. This note was settled during the three and nine- month period ended September 30, 2010 by way of issuance of common shares (Note 7).

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010
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

	September 30,	December 31,
	2010	2009
Issuance of convertible note (a)	$100,000	$100,000
Issuance of convertible note (b)	-	35,625
	$100,000	$135,625

Note 6.	RELATED PARTY TRANSACTIONS

Effective September 23, 2010, the Company entered into two consulting agreements, one with the President, CEO and CFO (the “President”) and one with the Secretary. As consideration for the performance of consulting services under the agreement, the Company agreed to pay the President and Secretary $10,000 and $5,000 per month and a onetime bonus of $250,000 and $100,000, respectively, upon the spudding of the Company’s first commercial well drilled on the Company’s Farmout Acreage, as such term is defined under the Company’s farmout agreement with Southeastern Pipeline Company dated December 7, 2009. Under the agreement the President and Secretary was also granted stock options to acquire 700,000 and 400,000 shares of common stock, respectively, at an exercise price of $1.05 per share until August 20, 2015 in accordance with the terms of the Company’s 2009 Stock Option Plan. The agreement is for a term of three years. Notwithstanding the three year term, the agreement may be terminated at any time by the Company without notice in the event the President breaches the terms of this agreement.

Management fees of $67,500 were charged to expense in these financial statements for the nine month period ended September 30, 2010 (September 30, 2009 - $67,500).

During the three and nine month period ended September 30, 2010 the Company advanced $43,700 to a related party to pay for future expenses incurred by the individual on behalf of the Company. The advances are non- interest bearing and have no specific terms of repayment.

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
September 30, 2010
(Expressed in U.S. Dollars)
(Unaudited)

Note 7.	SHARE CAPITAL – continued

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

(a)

The Company entered into a loan agreement with Senergy on February 13, 2009, pursuant to which the Company established an unsecured revolving loan of up to $1,000,000, later amended to $500,000 (Note 4(c)), (the “Credit Facility”). The outstanding principal amount of the Credit Facility together with all the accrued and unpaid interest and all other amounts outstanding there under are due and payable in full on December 31, 2012, the maturity date. Outstanding principal under the Credit Facility bears interest at an annual rate of 8%.

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

On September 24, 2009 the Company issued a further 436,000 shares to settle $218,000 owed to ABI. The transaction was recorded at the quoted market price of $0.30 and was treated as a capital transaction which resulted in a charge to equity of $218,000.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010
(Expressed in U.S. Dollars)
(Unaudited)

Note 7.	SHARE CAPITAL – continued

On December 11, 2009 the Company issued 175,000 shares each to two consultants, (350,000 shares total) for geological consulting services. The transactions were recorded at the quoted market price of $0.60 per share for total consideration of $210,000 which was capitalized to Oil and Gas Leases on the balance sheet (Note 3).

Effective December 31, 2009 the Company effected a ten (10) for one (1) reverse stock split of the Company’s issued and outstanding shares of common stock. Shares and per share amounts have been retroactively restated to reflect the reverse stock split.

On July 19, 2010 the Company issued 49,925 common shares to Steiner in settlement of the Convertible Debenture dated December 11, 2009 in the principal amount of $35,625 and outstanding interest to July 19, 2010 of $1,778. The transaction was recorded at the quoted market price of $1.40 and resulted in a loss on settlement of convertible debenture of $14,965.

On September 7, 2010 the Company issued a further 725,971 shares to settle $762,269 owed to ABI. The transaction was recorded at the quoted market price of $1.40 and resulted in a loss on settlement of loan payable of $254,090.

On September 7, 2010 the Company entered into a data purchase agreement with two individuals (collectively the “Vendors”), pursuant to which the Company agreed to purchase from the Vendors geologic data relating to certain oil and gas mineral leases located in Texas, including among other things: electric logs, seismic work, seismic reprocessing, data from the Texas Railroad Commission. In consideration for the acquisition of the geologic data from the Vendors the Company issued 350,000 shares of the common stock of the Company to the Vendors. The transactions were recorded at the quoted market price of $1.05 per share for total consideration of $367,500 which was capitalized to Oil and Gas Leases on the balance sheet (Note 3).

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

During the nine-month period ended September 30, 2009, there were 115,000 options granted to directors and 30,000 options granted to consultants. All options granted were fully vested at the date of issuance which resulted in a stock-based compensation expense of $43,321 being charged to operations during the year ended September 30, 2009. These options are exercisable at a price of $0.40 per option and expire on December 31, 2012. The fair value of these options granted was approximately $0.30 per share on the grant date in 2009.

During the three and nine-month period ended September 30, 2010, there were 1,100,000 options granted to directors of the Company. All options granted were fully vested at the date of issuance which resulted in a stock-based compensation expense of $1,592,250 being charged to operations during the three and nine- month period ended September 30, 2010. These options are exercisable at a price of $1.05 per option and expire on August 20, 2015. The fair value of these options granted was approximately $1.45 per share on the grant date.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010
(Expressed in U.S. Dollars)
(Unaudited)

Note 8.	STOCK OPTION PLAN - continued

Weighted average assumptions used in calculating compensation expense in respect of options granted using the Black-Scholes option pricing model were as follows:

	2009	2010
Risk-free interest rate	2.42%	1.34%
Dividend yield	Nil	Nil
Expected volatility	317%	278%
Weighted average expected life of options	3.36 years	4.91 years

No stock options were exercised, cancelled or expired during the three and nine-month periods ended September 30, 2009 and 2010.

The following is a summary of the status of the Company’s stock options as of September 30, 2010 and the stock option activity during the nine months ended September 30, 2010:

Number of
Options
Outstanding at December 31, 2009	145,000
Granted	1,100,000
Outstanding at September 30, 2010	1,245,000

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

Recent Corporate Developments

Since the commencement of our third quarter ended September 30, 2010, we experienced the following significant corporate developments:

1.

Effective July 26, 2010, we entered into a Debt Settlement and Subscription Agreement with David Steiner Primary Trust (the “Trust”), pursuant to which we agreed to issue 49,925 shares of our common stock to Steiner in settlement of all amounts owing to the Trust under the Convertible Debenture dated December 11, 2009 in the principal amount of $35,625 and outstanding interest to July 19, 2010 of $1,778. The shares were issued to the Trust on July 26, 2010 pursuant to Regulation D of the Securities Act of 1933 on the basis that the Trust represented that it was an “accredited investor” as such term is defined in Rule 501 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

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

3.

Effective September 7, 2010, we entered into a Debt Settlement and Subscription Agreement with Art Brokerage, Inc. (“Art Brokerage”), pursuant to which we issued 725,971 shares of common stock of the Company at a deemed price of $1.05 per share in settlement of $762,269 of outstanding debt owed by the Company to Art Brokerage. The shares were issued to Art Brokerage pursuant to Regulation D of the Securities Act of 1933 on the basis that it has represented that it is an “accredited investor” as such term is defined in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

4.

On September 20, 2010, we entered into a loan agreement (the “Loan Agreement”) with Art Brokerage, pursuant to which Art Brokerage provided the Company with a non-revolving term loan in the principal amount of $2,400,000 having an interest rate of 5% per annum, calculated and compounded monthly, payable on the 1st day of each calendar month, commencing May 1, 2011. In addition to the monthly interest payments, the Company will make monthly principal payments in the amount of $50,000, commencing on May 1, 2011 and continuing on the 1st day of each month until the Company’s indebtedness is repaid in full. The loan matures on April 1, 2015. As a condition of the Loan Agreement, during the term of the loan, the Company agreed, among other things, to maintain its property assets and undertakings in good repair, to obtain and maintain all licenses and permits necessary to own and operate its assets and agreed not to, without the prior consent of Art Brokerage, change its name, change its corporate structure, change its fiscal year end, incur further indebtedness, grant any liens against its properties or assets unless permitted, make any advances or loans to any person, assign or transfer its intellectual property, or permit its unfinanced capital expenditures to exceed $300,000 per annum. As a further condition of the Loan Agreement, the Company agreed to enter into a general security agreement dated September 20, 2010 creating a security over the Company’s present and after-acquired personal property and over the Company’s real property and other assets. In addition and as further security of the Company’s indebtedness under the Loan Agreement, the Company and Art Brokerage entered into a pledge and security agreement dated September 20, 2010, pursuant to which the Company agreed to pledge to Art Brokerage a first priority security interest in all of the shares of capital stock of Eskota Energy Corporation, the wholly owned subsidiary of the Company, and all proceeds with respect to such stock. The Company intends to use the funds from the $2,400,000 loan to commence development of the Company’s initial test well on its Farm-Out property located in southwest Texas.

5.

In connection with the negotiation of the Loan Agreement with Art Brokerage, the Company was required to enter into an amendment to its existing loan with Senergy Partners LLC, an affiliate of Art Brokerage. Under the terms of an amendment agreement dated September 15, 2010, entered into by the Company with Senergy Partners LLC (“Senergy”), the parties agreed that if and at such time Art Brokerage enters into a loan agreement with the Company with respect to a loan of $2,400,000, the existing loan agreement between the parties dated February 13, 2009 providing for up to $1,000,000 in principal to the Company (the “Senergy Loan”) would be amended to provide that upon entry into the Loan Agreement the outstanding balance of principal and accrued interest under the Senergy Loan could not exceed a maximum limit of $500,000.

6.

Effective September 23, 2010, we entered into a consulting agreement with Robert Kinloch, pursuant to which the Company engaged Mr. Kinloch to, among other things: perform the duties of President, Chief Executive Officer and Chief Financial Officer of the Company, prepare and execute any and all records and filings required to maintain the Company’s public listing, attend to governance issues as they relate to the Nevada registration, provide the Board with any information required to administer the affairs of the Company, advise and recommend, if requested, on any circumstance that may arise relating to asset or acquisition integration, tax matters, market factors and corporate finance. As consideration for the performance his consulting services under the agreement, the Company agreed to pay Mr. Kinloch $10,000 per month and a one time bonus of $250,000 upon the spudding of the Company’s first commercial well drilled on the Company’s Farmout Acreage, as such term is defined under the Company’s farmout agreement (the “Farmout Agreement”) with Southeastern Pipeline Company dated December 7, 2009. Under the agreement Mr. Kinloch was also granted stock options to acquire 700,000 shares of common stock at an exercise price of $1.05 per share until August 20, 2015 in accordance with the terms of the Company’s 2009 Stock Option Plan. The agreement is for a term of three years. Notwithstanding the three year term, the agreement may be terminated at any time by the Company without notice in the event Mr. Kinloch breaches the terms of this agreement.

7.

Effective September 23, 2010, we entered into a consulting agreement with Donald Kinloch, pursuant to which the Company engaged Mr. Kinloch to, among other things: perform the duties of Secretary of the Company, prepare and execute any and all records and filings required to maintain the Company’s corporate records, interface with shareholders and any person or group having a legitimate interest in the affairs of the Company, provide the board of the Company with any information required to administer the affairs of the Company, and advise and recommend, if requested, on any circumstance that may arise relating to asset management and field operations. As consideration for the performance his consulting services under the agreement, the Company agreed to pay Mr. Kinloch $5,000 per month and a one time bonus of $100,000 upon the spudding of the Company’s first commercial well drilled on the Company’s Farmout Acreage, as such term is defined under the Company’s Farmout Agreement. Under the agreement Mr. Kinloch was also granted stock options to acquire 400,000 shares of common stock at an exercise price of $1.05 per share until August 20, 2015 in accordance with the terms of the Company’s 2009 Stock Option Plan. The agreement is for a term of three years. Notwithstanding the three year term, the agreement may be terminated at any time by the Company without notice in the event Mr. Kinloch breaches the terms of this agreement.

8.

In October, 2010 we engaged a Texas based contractor to commence drill site construction in preparation for the drilling of the Company’s Initial Test Well in Fort Bend County, Texas which is expected to occur in November, 2010. The construction of location services includes widening of an existing 2,000 foot access road and foundational re-enforcement with crushed limestone. In addition, contractors are expected to construct the requisite drilling pad of approximately 1.5 acres in anticipation of rig mobilization. Maverick anticipates that rig mobilization will occur sometime during the third week of November with a projected drilling schedule of 35 days. The Company intends to reach and log the primary target in the "Middle Wilcox" at a depth of between 12,500 and 13,500 feet.

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

In October, 2010 we engaged a Texas based contractor to commence drill site construction in preparation for the drilling of the Company’s Initial Test Well Fort Bend County, Texas which is expected to occur in November, 2010. The construction of location services includes widening of an existing 2,000 foot access road and foundational reenforcement with crushed limestone. In addition, contractors are expected to construct the requisite drilling pad of approximately 1.5 acres in anticipation of rig mobilization. Maverick anticipates that rig mobilization will occur sometime during the third week of November with a projected drilling schedule of 35 days. The initial test well is designed to target the Wilcox Trend, a vast depositional sand zone with a history of prolific natural gas and condensate production.

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

Farm-out Agreement with Southeastern Pipe Line Company

On December 14, 2009, we entered into a farmout agreement with Southeastern Pipe Line Company pursuant to which we acquired the right to earn an interest in certain oil and gas mineral leases located in Fort Bend and Wharton Counties and to the lands covered thereby (collectively, the “Leases”). The Farmout Agreement is subject to certain conditions, including the following:

(i)	Payment of a non-refundable fee of $350,000 to SEPL (the “Fee”), which fee has been paid;

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

(v)

Upon earning the interest in the Leases, Maverick agrees to enter into a Joint Operating Agreement in the form of AAPL 610 Model Form 1989 with 2005 COPAS accounting procedure to govern operations by the parties on the Leases, and SEPL agrees to assign its 100% interest in the Leases to Maverick subject to reserving an overriding royalty interest equal to the difference between all the existing lease burdens of record in effect as of October 7, 2009 and 30%, thereby delivering to Maverick a 70% net royalty interest in the Leases; and

(vi)

Maverick granting an option to SEPL pursuant to which SEPL, may, after all drilling and completion costs have been recovered by Maverick, back-in 25% of an eight-eighths working interest (subject to proportionate reduction if Maverick’s acreage covers less than the entirety of the mineral interest under the proration spacing unit drilled), on a well-by-well basis.

Pursuant to the terms of the Farmout Agreement, if we fail to commence the drilling operations on the Initial Test Well by the Completion Date, the agreement terminates immediately and the Company forfeits the Fee paid. Provided we establish commercial production and meet the earning requirements for the Initial Test Well, we have an option to develop additional wells (“Subsequent Wells”) within one hundred and eighty days after the completion of the Initial Test Well, substitute Initial Test Well or a Subsequent Well. Also, pursuant to the terms of the agreement we agreed to indemnify SEPL and its affiliates from all claims arising from the drilling or operations of the Initial Test Well or any Subsequent Well.

General

The following is a discussion and analysis of our plan of operation for the three and nine month period ended September 30, 2010, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

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

2010 Drilling Program

In connection with our 2010 drilling program under the Farmout Agreement we intend to complete the following:

  Obtain a title opinion on the acreage forming the subject to the Farmout Agreement and “Cure” any title deficiencies. Upon receipt of the title opinion in form acceptable to the Company, the Company will give the necessary “notice to drill” to the Farmor and the Operator to proceed to Permit the well.

  Engage a bonded “Operator” to drill a new test well. The Operator will be responsible for all the costs of drilling and if necessary plugging and abandoning the well. The Operator is also responsible for maintaining records of all costs associated with the well, determining which costs are intangible and which are intangible. Ultimately, in the case of a successful, revenue generating well, the Operator is responsible for receiving the funds from the sale of Hydrocarbons and distributing funds to individual interest and royalty holders.

  Once permitted the Company intends to engage a company to prepare the drill site. This company will build a road access to the site, in our case this is easy since the site is only a few hundred feet off of a main road. The site is expected to be based with crushed limestone and will include several “pits” in which to store used materials and excess fluids.

  Once the site or “Pad” is complete the drilling contractor will mobilized the drill rig on to the site. This requires 3-5 days and a crew of approximately 50 men throughout the process.

  At the appointed time the drilling rig will spud the well and commence drilling. The Company is expecting to drill to 13,500 feet. This is expected to take approximately 31-33 days of continuous drilling.

  The company has contracted for a “Turnkey” well which means funds for the driller have been escrowed with the Operator and when the well has reach 13,500 feet and a full suite of “logs” has been recovered and is on the “deck” all funds will be transferred to the driller. Should the driller fail to reach the required depth and successfully log the hole, no funds will be transferred to the driller. The company has paid a premium to the driller to ensure performance.

  Once the log has been received it is expected to be interpreted by the Company’s geologist and engineer. They will determine from the logs whether or not to complete the well.

Our estimated expenses over the next twelve months are as follows:

Cash Requirements during the Next Twelve Months

Expense	($)
Cost to drill and complete Initial Well	2,750,000
Consulting and Due Diligence	240,000
Professional Fees	130,000
Joint Venture Programs	500,000
Total	3,620,000

To date we have funded our operations primarily with loans from shareholders. In addition to funding our general, administrative and corporate expenses we are obligated to address certain current liabilities. We will need to raise additional funds to meet these current liabilities. To raise these funds we may be required to increase shareholder loans, incur new borrowings or issue new equity which may be dilutive to existing shareholders. Other than our loan agreements with Senergy Partners LLC and Art Brokerage, Inc., we currently have no agreement in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to our company. Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of our operations.

Any advance in the oil and gas development strategy set-out herein will require additional funds. These funds may be raised through equity financing, debt financing or other sources which may result in further dilution of the shareholders percentage ownership in the Company.

On February 13, 2009, we entered into a loan agreement with Senergy Partners LLC (“Senergy”), a private Nevada limited liability corporation, pursuant to which the Company received a revolving loan of up to $1,000,000 (the “Credit Facility”). The outstanding principal amount of the Credit Facility together with all accrued and unpaid interest and all other amounts outstanding thereunder are due and payable in full on December 31, 2012, the maturity date. Outstanding principal under the Credit Facility bears interest at an annual rate of 8%. As a condition of the Credit Facility, the Company agreed to use funds received under the Credit Facility solely for the purpose of funding ongoing general and administrative expenses, consulting and due diligence expenses, or professional fees and joint venture programs. As at September 30, 2010, the Company has drawn $367,500 on the credit facility with Senergy.

In September, 2010, in connection with the negotiation of our loan agreement with Art Brokerage, the Company was required to enter into an amendment to its existing loan with Senergy Partners LLC. Under the terms of an amendment agreement dated September 15, 2010, the parties agreed that if and at such time Art Brokerage enters into a loan agreement with the Company with respect to a loan of $2,400,000, the existing loan agreement between the parties dated February 13, 2009 providing for up to $1,000,000 in principal to the Company would be amended to provide a maximum limit of $500,000.

On September 20, 2010, we entered into a loan agreement (the “Loan Agreement”) with Art Brokerage, Inc., pursuant to which Art Brokerage provided the Company with a non-revolving term loan in the principal amount of $2,400,000 having an interest rate of 5% per annum. The loan matures on April 1, 2015. As a condition of the Loan Agreement, the Company agreed to enter into a general security agreement dated September 20, 2010 creating a security over the Company’s present and after-acquired personal property and over the Company’s real property and other assets. In addition and as further security of the Company’s indebtedness under the Loan Agreement, the Company and Art Brokerage entered into a pledge and security agreement dated September 20, 2010, pursuant to which the Company agreed to pledge to Art Brokerage a first priority security interest in all of the shares of capital stock of Eskota Energy Corporation, the wholly owned subsidiary of the Company, and all proceeds with respect to such stock. The Company intends to use the funds from the $2,400,000 loan to commence development of the Company’s initial test well on its Farm-Out property located in southwest Texas. Both Senergy and Art Brokerage are beneficially owned by Donna Rose, an affiliate of the Company.

RESULTS OF OPERATIONS

Three and Nine Month Summary

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$-	$-	$-	$-
Expenses	1,739,588	56,066	1,862,713	177,928
Other expenses	275,381	6,605	293,608	3,142,683
Net Loss	$2,014,969	$62,671	$2,156,321	$3,320,611

Revenue

We had no operating revenues for the three and nine month periods ended September 30, 2010 and 2009. We anticipate that we will not generate any revenues until we generate additional financing to support our planned operations in connection with the Farmout Agreement with SEPL.

Operating Costs and Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Management Fees and stock based compensation	$1,614,750	$22,500	$1,659,750	$67,500
Professional Fees	111,489	21,050	171,105	86,405
Transfer Agent Fees	966	4,716	1,861	7,587
Travel	9,981	6,605	23,188	14,018
Office	2,402	1,195	6,809	2,419
Total Expenses	$1,739,588	$56,066	$1,862,713	$177,928

General and Administrative Expenses

The $1,683,522 increase in our general and administrative expenses for the three month period ended September 30, 2010 as compared to the same period in fiscal 2009 was primarily due to a $1,592,250 stock based compensation charge as a result of options granted during the period along with a $90,439 increase in professional fees associated with preparing and reviewing our periodic reports required under the Securities Exchange Act of 1934.

The $1,684,785 increase in our general and administrative expenses for the nine month period ended September 30, 2010 as compared to the same period in fiscal 2009 was primarily due to a $1,592,250 stock based compensation charge as a result of options granted during the period, an $84,700 increase in professional fees associated with preparing and reviewing our periodic reports required under the Securities Exchange Act of 1934 and an $9,170 increase in travel expenditures associated with the negotiation of the Farmout Agreement with SEPL.

Liquidity and Capital Resources

Working Capital

	September 30, 2010	December 31, 2009
Current Assets	$2,342,761	$6,024
Current Liabilities	634,870	839,751
Working Capital Deficiency	$1,707,891	$(833,727)

Cash Flows
	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash used in Operating Activities	$(259,408)	$(167,736)
Cash used by Investing Activities	(113,048)	-
Cash provided by Financing Activities	2,665,493	169,755
Net Decrease in Cash	$(2,293,037)	$19

Funding for operating and investing activities was provided by both non-interest bearing and interest bearing advances from lenders. On September 7, 2010, we entered into a Debt Settlement and Subscription Agreement with Art Brokerage, pursuant to which we issued 725,971 shares of common stock of the Company at a deemed price of $1.05 per share in settlement of $762,269 of outstanding debt owed by the Company to Art Brokerage. On September 20, 2010, we entered into the Loan Agreement with Art Brokerage, pursuant to which Art Brokerage provided the Company with a non-revolving term loan in the principal amount of $2,400,000 having an interest rate of 5% per annum, calculated and compounded monthly, payable on the 1st day of each calendar month, commencing May 1, 2011. In addition to the monthly interest payments, the Company will make monthly principal payments in the amount of $50,000, commencing on May 1, 2011 and continuing on the 1st day of each month until the Company’s indebtedness is repaid in full. The loan matures on April 1, 2015.

We had a cash balance of $2,299,061 and working capital of $1,707,891 as of September 30, 2010 compared to cash of $6,024 and negative working capital of $833,727 as of December 31, 2009. We anticipate that we will incur approximately $3,620,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

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

Loans Payable

The Company has the following loans payable.

	September 30,	December 31,
	2010	2009
Art Brokerage – Current(a)	$89,743	$586,519

Art Brokerage – Term Loan(c)	250,000	-
Mr. Alonzo B. Leavell(a)	20,000	20,000
	359,743	606,519
Art Brokerage – Term Loan (c)	2,150,000	-
Senergy Partners LLC(b)	357,750	357,750
	2,507,750	357,750
	$2,867,493	$964,269

(a)	These amounts are unsecured, bear no interest, with no specific terms of repayment.

(b)	This credit facility is unsecured, bears interest at 8% per annum, maturing on December 31, 2012. The remaining amount available under this credit facility is $142,250 as at September 30, 2010.

(c)

On September 20, 2010, the Company entered into a loan agreement (the “Loan Agreement”) with Art Brokerage, Inc. (“Art Brokerage”), pursuant to which Art Brokerage provided the Company with a non-revolving term loan in the principal amount of $2,400,000 having an interest rate of 5% per annum. The loan matures on April 1, 2015. As a, calculated and compounded monthly, payable on the 1st day of each calendar month, commencing May 1, 2011. In addition to the monthly interest payments, the Company will make monthly principal payments in the amount of $50,000, commencing on May 1, 2011 and continuing on the 1st day of each month until the Company’s indebtedness is repaid in full. The loan matures on April 1, 2015. As a condition of the Loan Agreement, during the term of the loan, the Company agreed, among other things, to maintain its property assets and undertakings in good repair, to obtain and maintain all licenses and permits necessary to own and operate its assets and agreed not to, without the prior consent of Art Brokerage, change its name, change its corporate structure, change its fiscal year end, incur further indebtedness, grant any liens against its properties or assets unless permitted, make any advances or loans to any person, assign or transfer its intellectual property, or permit its unfinanced capital expenditures to exceed $300,000 per annum.

In addition and as further security of the Company’s indebtedness under the Loan Agreement, the Company and Art Brokerage entered into a pledge and security agreement dated September 20, 2010, pursuant to which the Company agreed to pledge to Art Brokerage a first priority security interest in all of the shares of capital stock of Eskota Energy Corporation, the wholly owned subsidiary of the Company, and all proceeds with respect to such stock. The Company intends to use the funds from the $2,400,000 loan to commence development of the Company’s initial test well on its Farm-Out property located in southwest Texas. In connection with the negotiation of the Loan Agreement with Art Brokerage, the Company was required to enter into an amendment to its existing loan with Senergy Partners LLC, an affiliate of Art Brokerage. Under the terms of an amendment agreement dated September 15, 2010, entered into by the Company with Senergy Partners LLC (“Senergy”), the parties agreed that if and at such time Art Brokerage enters into a loan agreement with the Company with respect to a loan of $2,400,000, the existing loan agreement between the parties dated February 13, 2009 providing for up to $1,000,000 in principal to the Company (the “Senergy Loan”) would be amended to provide that upon entry into the Loan Agreement the outstanding balance of principal and accrued interest under the Senergy Loan could not exceed a maximum limit of $500,000. As a further condition of the Loan Agreement, the Company agreed to enter into a general security agreement dated September 20, 2010 creating a security over the Company’s present and after-acquired personal property and over the Company’s real property and other assets.

Going Concern

The audited financial statements accompanying our annual report on Form 10-K for the year ended December 31, 2009 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of September 30, 2010, we had cash of $2,299,061 and we estimate that we will require approximately $3,620,000 for costs associated with our plan of operation over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds.

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

Future Financings

We had a cash balance of $2,299,061 and working capital of $1,707,891 as of September 30, 2010 compared to cash of $6,024 and negative working capital of $833,727 as of December 31, 2009. and we estimate that we will require approximately $3,620,000 for costs associated with our plan of operation over the next twelve months. Accordingly, although we have access to additional funds through our line of credit with Senergy, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

We had a negative working capital of $1,707,891 as of September 30, 2010. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to develop any wells under the Farmout Agreement. Obtaining additional financing is subject to a number of factors, including market prices for oil and gas, investor acceptance of our interest pursuant to the Farmout Agreement, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

At September 30, 2010, we had an accumulated deficit of $7,392,408. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our consolidated financial statements for the year ended December 31, 2009. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

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

There were no changes in our internal control over financial reporting during the three month period ended September 30, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.    RISK FACTORS.

Not Applicable.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the commencement of our third quarter ended September 30, 2010, we completed the following sales of unregistered securities:

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

3.

Effective September 7, 2010, we entered into a Debt Settlement and Subscription Agreement with Art Brokerage, Inc. (“Art Brokerage”), pursuant to which we issued 725,971 shares of common stock of the Company at a deemed price of $1.05 per share in settlement of $762,269 of outstanding debt owed by the Company to Art Brokerage. The shares were issued to Art Brokerage pursuant to Regulation D of the Securities Act of 1933 on the basis that it has represented that it is an “accredited investor” as such term is defined in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      (REMOVED AND RESERVED).

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Articles (incorporated by reference from our Form 10-Q Quarterly report, filed on August 14, 2009)
3.2	Bylaws (incorporated by reference from our Form 10SB Registration Statement, filed on August 8, 1999)

Exhibit
Number	Description
3.3	Amended Bylaws (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 24, 2008)
4.1	Specimen Stock Certificate (incorporated by reference from our Form 10-SB Registration Statement, filed on August 8, 1999)
10.1	Non-Qualified Stock Option Plan (incorporated by reference from our Form S-8 Registration Statement, filed on September 12, 2002)
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
10.18

Subscription Agreement and Convertible Debenture dated December 17, 2009 between Maverick Minerals Corporation and David Steiner (incorporated by reference from our Annual Report on Form 10-K, filed on April 15, 2010)

10.19

Debt Settlement and Subscription Agreement dated July 19, 2010 between Maverick Minerals Corporation and David Steiner Primary Trust (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 13, 2010)

Exhibit
Number	Description
10.20	Data Purchase Agreement dated July 27, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 13, 2010)
10.21	Debt Settlement and Subscription Agreement dated September 7, 2010 between Maverick Minerals Corporation and The Art Brokerage, Inc. (incorporated by reference from Current Report on Form 8-K filed on September 16, 2010)
10.22	Loan Agreement dated September 20, 2010 between Maverick Minerals Corporation and Art Brokerage, Inc. (incorporated by reference from Current Report on Form 8-K filed on September 24, 2010)
10.23	Pledge and Security Agreement between Maverick Minerals Corporation and Art Brokerage, Inc. (incorporated by reference from Current Report on Form 8-K filed on September 24, 2010)
10.24	General Security Agreement between Maverick Minerals Corporation and Art Brokerage, Inc. (incorporated by reference from Current Report on Form 8-K filed on September 24, 2010)
10.25	Amendment Agreement dated September 15, 2010 between Maverick Minerals Corporation and Senergy Partners LLC (incorporated by reference from Current Report on Form 8-K filed on September 24, 2010)
10.26	Consulting Agreement dated September 23, 2010 between Maverick Minerals Corporation and Robert Kinloch (incorporated by reference from Current Report on Form 8-K filed on September 24, 2010)
10.27	Consulting Agreement dated September 23, 2010 between Maverick Minerals Corporation and Donald Kinloch (incorporated by reference from Current Report on Form 8-K filed on September 24, 2010)
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 24, 2008)
21.1	List of Subsidiaries (incorporated by reference from our Annual Report on Form 10-K, filed on April 15, 2010)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAVERICK MINERALS CORPORATION

By	/s/ Robert Kinloch
Robert Kinloch
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	November 12, 2010