Form 10-K
period 2010-12-31
MAVERICK MINERALS CORP
filed 2011-04-12
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to______________

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

Large accelerated filer [ ]	(Do not check if a smaller reporting	Accelerated filer [ ]
company)
Non-accelerated filer [ ]		Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,765,580.70 based on a price of $1.30 per share, being the average of the bid and asked price of the registrant’s common equity on June 30, 2010.

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

Yes [   ]     No [   ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 12,152,617 issued and outstanding as of March 30, 2011.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the shares of common stock in our capital stock.

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

On July 27, 2010, we entered into a data purchase agreement with two individuals (collectively the “Vendors”), pursuant to which the Company agreed to purchase from the Vendors geologic data relating to certain oil and gas mineral leases located in Texas, including among other things: electric logs, seismic work, seismic reprocessing, data from the Texas Railroad Commission. In consideration for the acquisition of the geologic data from the Vendors the Company agreed to issue an aggregate of 350,000 shares of the common stock of the Company to the Vendors.

Recent Corporate Developments

Since the commencement of our fourth quarter ended December 31, 2010, we experienced the following significant corporate developments:

1.

In October, 2010 we engaged a Texas based contractor to commence drill site construction in preparation for the drilling of the Company’s Initial Test Well in Fort Bend County, Texas which occured in December, 2010. The construction of location services included widening of an existing 2,000 foot access road and foundational re-enforcement with crushed limestone. In addition, contractors constructed the requisite drilling pad of approximately 1.5 acres in anticipation of rig mobilization.

2.

The Company entered into a letter agreement dated December 6, 2010 (the “Letter Agreement”) with an accredited investor (the “Purchaser”) pursuant to which the Purchaser and his nominee acquired a fifteen percent (15%) working interest in the Company’s initial test well being drilled in Fort Bend County, Texas having the permitted name of Lankford Trust No. 1 (the “Well”) for the sum of $500,000. In accordance with the terms of the Letter Agreement, the Company and the Purchaser concurrently entered into a joint operating agreement dated effective December 6, 2010 pursuant to which each party agreed to pay or deliver, or cause to be paid or delivered, all burdens and liabilities on its share of the production in regards to the Well, but not in excess of thirty percent (30%) and to indemnify, defend and hold the other party free from any liability therefore. As a condition of the Letter Agreement and joint operating agreement, the Purchaser and/or their nominees will be entitled to receive a 25% share from any proceeds of the Well until such time as their initial investment of $500,000 has been repaid after which time the distribution to the Purchaser reverts to 15% in accordance with their interest in the Well.

3.

Effective December 7, 2010, the Company entered into a joint operating agreement with Arrowdog, LLP (“Arrowdog”) pursuant to which Arrowdog acquired a three percent (3%) working interest in the Well for the sum of $150,000. Pursuant to the terms of the joint operating agreement each party agreed to pay or deliver, or cause to be paid or delivered, all burdens and liabilities on its share of the production in regards to the Well, but not in excess of thirty percent (30%) and to indemnify, defend and hold the other party free from any liability therefore. As a condition of the agreement Arrowdog will be carried for a 3% working interest to completion or P & A without further cost. Thereafter, Arrowdog will be responsible for their pro- rata share of expenses for maintenance and production with the Company.

4.

Effective December 21, 2010, the Company completed a private placement of 500,000 shares of its common stock at a price of $0.50 for gross proceeds of $250,000 to an offshore subscriber pursuant to Regulation S of the Securities Act of 1933. The shares were issued subsequent to year end.

5.

On January 22, 2011 Maverick successfully completed drilling its Initial Test Well to 13,500 on the Company's 4,513 acre Farm-Out property in Fort Bend County, Texas. The Initial Test Well was spud on December 9, 2010 and reached its targeted depth of 13,500 feet on day 44 of the drilling program. The Company’s independent log analyst and project engineer concurred at that time that the targeted Wilcox zones were not commercially productive, despite the presence of significant down hole pressure and strong natural gas shows during drilling. The target sands were very poorly developed and not suitable for a completion attempt. Accordingly, the decision was made to not set production casing and to look up hole for completion opportunities. The first completion attempt was a potential oil reservoir near 8,000’. The Yegua sand was indicated as potentially productive from open hole log analysis but proved to be non- productive after testing. The second completion attempt was made on a shallow Miocene zone. There had not been an open hole log across this interval but a significant gas show was seen on the mud log while drilling this interval. The zone was perforated and swab tested during the week of March 14-19, 2011 but yielded no significant gas. Maverick’s engineers have as of the date of this annual report completed plugging the Lankford Trust No. 1 pursuant to regulations of the Texas Railway Commission. Management’s intent is to conduct further work on log and seismic data in order to determine whether or not to abandon the Initial Test Well. As a result of test results showing that zones drilled were not commercially productive management determined that the direct costs capitalized in relation to the Initial Test Well were impaired.

6.

Effective February 28, 2011 the Company entered into debt settlement and subscription agreements with two subscribers pursuant to which the Company settled an aggregate of $50,000 debt in consideration of the issuance of 50,000 shares. The debt related to certain amounts owed to Art Brokerage Inc. that were assigned to third parties. The shares were issued to two U.S. Persons (as such term is defined in Regulation S of the Securities Act of 1933) who represented that they were each accredited investors as such term is defined in Rule 502 of Regulation D of the Securities Act of 1933.

Our Current Business

We are currently an exploration stage company engaged in the acquisition, exploration, and development of prospective oil and gas properties. Our current business focus is to implement the terms of the Farmout Agreement pursuant to which we intend to earn an interest in certain oil and gas mineral leases located in Fort Bend and Wharton Counties, Texas owned by Southeastern Pipe Line Company (“SEPL”). Subject to receipt of additional financing our initial operations during the next quarter are to attempt a completion in the newly discovered oil targets and determining if the initial test well is viable. If the well is not viable, we intend to plug the well. Our 2010 drilling program targeted the Wilcox Trend, a vast depositional sand zone with a history of natural gas and condensate production. The Wilcox Trend is articulated into the upper, middle, and lower Wilcox.

In October, 2010 we engaged a Texas based contractor to commence drill site construction in preparation for the drilling of the Company’s Initial Test Well Fort Bend County, Texas in December, 2010. The construction of location services included widening of an existing 2,000 foot access road and foundational re-enforcement with crushed limestone. In addition, contractors constructed the requisite drilling pad of approximately 1.5 acres in anticipation of rig mobilization. On January 22, 2011 Maverick successfully completed drilling its Initial Test Well to 13,500 on the Company's 4,513 acre Farm-Out property in Fort Bend County, Texas. The initial test well was spud on December 9, 2010 and reached its targeted depth of 13,500 feet on day 44 of the drilling program. The Company’s independent log analyst and project engineer concurred at that time that the targeted Wilcox zones were not commercially productive, despite the presence of significant down hole pressure and strong natural gas shows during drilling. The target sands were very poorly developed and not suitable for a completion attempt. Accordingly, the decision was made to not set production casing and to look up hole for completion opportunities. The first completion attempt was a potential oil reservoir near 8,000’. The Yegua sand was indicated as potentially productive from open hole log analysis but proved to be non-productive after testing. The second completion attempt was made on a shallow Miocene zone. There had not been an open hole log across this interval but a significant gas show was seen on the mud log while drilling this interval. The zone was perforated and swab tested during the week of March 14-19, 2011 but yielded no significant gas. Maverick’s engineers have as of the date of this annual report completed plugging the Lankford Trust No. 1 pursuant to regulations of the Texas Railway Commission. Concurrent with our entry into the Farmout Agreement, we acquired from a consulting geologist, detailed proprietary geology on the property subject to the Farmout Agreement. The dataset includes seismic and geological interpretations of the underlying geology from historic data. In addition, we obtained access to log data from a well drilled to 12,200 feet in 2003 on the Farm-Out Acreage. Management’s intent is to conduct further work on log and seismic data in order to determine whether or not to abandon the Initial Test Well.

As a result of test results showing that zones drilled were not commercially productive management determined that the direct costs capitalized in relation to the Initial Test Well were impaired.

Management determined that costs relating to drilling and direct exploration and asset retirement obligation costs, plus 25% of all costs relating to the Farm-Out Acreage as a whole should be considered evaluated costs and thus be subject to amortization. Besides drilling, exploration and asset retirement obligation costs, which are directly related to the Initial Test Well, the Company also included 25% of all other costs relating to the Farm-Out Acreage as a whole in its impairment assessment on the basis that these costs were incurred in connection with the Farmout Agreement where it is previously disclosed (Note 3(iv)) that one of the conditions of the Farmout Agreement is the completion of the drilling of at least four wells and thus determined it appropriate to include 25% of these costs in the impairment assessment on the Initial Test Well. The costs were offset against the incidental revenue of $650,000 received from selling working interests relating to the Initial Test Well.

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

(ii)

Commencement of continuous and actual drilling operations on an oil or gas well (the “Initial Test Well”) to an objective formation (as such term is defined in the agreement) on the undeveloped Leases on or prior to December 14, 2010 (the “Completion Date”) which condition has been met;

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

Pursuant to the terms of the Farmout Agreement, provided we establish commercial production and meet the earning requirements for the Initial Test Well, we have an option to develop additional wells (“Subsequent Wells”) within one hundred and eighty days after the completion of the Initial Test Well which was completed on March 20, 2011, substitute Initial Test Well or a Subsequent Well. Also, pursuant to the terms of the agreement we agreed to indemnify SEPL and its affiliates from all claims arising from the drilling or operations of the Initial Test Well or any Subsequent Well.

Sale of 15% Working Interest in Lankford Trust No. 1 Well

The Company entered into a letter agreement dated December 6, 2010 (the “Letter Agreement”) with an accredited investor (the “Purchaser”) pursuant to which the Purchaser and his nominee acquired a fifteen percent (15%) working interest in the Company’s initial test well being drilled in Fort Bend County, Texas having the permitted name of Lankford Trust No. 1 (the “Well”) for the sum of $500,000.

In accordance with the terms of the Letter Agreement, the Company and the Purchaser concurrently entered into a joint operating agreement dated effective December 6, 2010 pursuant to which each party agreed to pay or deliver, or cause to be paid or delivered, all burdens and liabilities on its share of the production in regards to the Well, but not in excess of thirty percent (30%) and to indemnify, defend and hold the other party free from any liability therefore. As a condition of the Letter Agreement and joint operating agreement, the Purchaser and/or their nominees will be entitled to receive a 25% share from any proceeds of the Well until such time as their initial investment of $500,000 has been repaid after which time the distribution to the Purchaser reverts to 15% in accordance with their interest in the Well. The sale of the 15% working interest in the Well closed on December 21, 2010.

Sale of 3% Working Interest in Lankford Trust No. 1 Well

Effective December 7, 2010, the Company entered into a joint operating agreement with Arrowdog, LLP (“Arrowdog”) pursuant to which Arrowdog acquired a three percent (3%) working interest in the Well for the sum of $150,000. Pursuant to the terms of the joint operating agreement each party agreed to pay or deliver, or cause to be paid or delivered, all burdens and liabilities on its share of the production in regards to the Well, but not in excess of thirty percent (30%) and to indemnify, defend and hold the other party free from any liability therefore. As a condition of the agreement Arrowdog will be carried for a 3% working interest to completion or Plug and Abandon without further cost. Thereafter, Arrowdog will be responsible for their pro-rata share of expenses for maintenance and production with the Company.

Competition

We are an exploration stage company engaged in the acquisition of a prospective mineral or oil and gas properties. We compete with other natural resource exploration companies for financing and for the acquisition of new mineral properties. Many of the natural resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

We also compete with other junior natural resource exploration companies for financing from a limited number of investors that are prepared to make investments in junior natural resource exploration companies. The presence of competing junior natural resource exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We also compete with other junior and senior natural resource exploration companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

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

We had negative working capital of $1,262,665 as of December 31, 2010. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to develop any wells under the Farmout Agreement. Obtaining additional financing is subject to a number of factors, including market prices for oil and gas, investor acceptance of our interest pursuant to the Farmout Agreement, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

We incurred net loss of $5,300,187 and a net loss of $3,433,469 for the years ended December 31, 2010 and 2009, respectively. At December 31, 2010, we had an accumulated deficit of $10,536,274 and a negative working capital of $1,262,665.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our consolidated financial statements for the year ended December 31, 2010. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

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

Our ability to develop the Farm Out Acreage depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. This dependence is heightened where this infrastructure is less developed. Therefore, even if drilling results are positive in certain areas of our oil and gas properties, a new gathering system may need to be built to handle the potential volume of oil and gas produced. We might be required to shut in wells, at least temporarily, for lack of a market or because of the inadequacy or unavailability of transportation facilities. If that were to occur, we would be unable to realize revenue from those wells until arrangements were made to deliver production to market.

Even if we are able to establish any oil or gas reserves on the Farm Out Acreage, our ability to produce and market oil and gas is affected and also may be harmed by:

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

We may not be able to develop oil and gas reserves on a timely and/or economically viable basis.

Our Farmout Agreement with SEPL requires us to commence commercial production on our Initial Test Well within 120 days after completion of drilling. To the extent that we succeed in discovering oil and/or natural gas reserves on our Initial Test Well, we cannot assure that we will be able to commence commercial production on our Initial Test Well within the 120 days nor can we assure that these reserves will be capable of production levels we project or in sufficient quantities to be commercially viable. On a long-term basis, our viability depends on our ability to find or acquire, develop and commercially produce additional oil and gas reserves. Without the addition of reserves through exploration, acquisition or development activities, our reserves and production will decline over time as reserves are produced. Our future reserves will depend not only on our ability to develop then-existing properties, but also on our ability to identify and acquire additional suitable producing properties or prospects, to find markets for the oil and natural gas we develop and to effectively distribute our production into our markets. We may not be able to find, develop or acquire additional reserves at acceptable costs.

Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs.

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

Because our director and officers are residents of other countries other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our director and officers.

Our director and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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

2010 Drill Program

In October, 2010 we engaged a Texas based contractor to commence drill site construction in preparation for the drilling of the Company’s Initial Test Well Fort Bend County, Texas in December, 2010. The construction of location services included widening of an existing 2,000 foot access road and foundational re-enforcement with crushed limestone. In addition, contractors constructed the requisite drilling pad of approximately 1.5 acres in anticipation of rig mobilization. On January 22, 2011 Maverick successfully completed drilling its Initial Test Well to 13,500 on the Company's 4,513 acre Farm-Out property in Fort Bend County, Texas.

The initial test well was spud on December 9, 2010 and reached its targeted depth of 13,500 feet on day 44 of the drilling program. The Company’s independent log analyst and project engineer concurred at that time that the targeted Wilcox zones were not commercially productive, despite the presence of significant down hole pressure and strong natural gas shows during drilling. The target sands were very poorly developed and not suitable for a completion attempt. Accordingly, the decision was made to not set production casing and to look up hole for completion opportunities. The first completion attempt was a potential oil reservoir near 8,000’.

The Yegua sand was indicated as potentially productive from open hole log analysis but proved to be non-productive after testing. The second completion attempt was made on a shallow Miocene zone. There had not been an open hole log across this interval but a significant gas show was seen on the mud log while drilling this interval. The zone was perforated and swab tested during the week of March 14-19, 2011 but yielded no significant gas. Maverick’s engineers have as of the date of this annual report completed plugging the Lankford Trust No. 1 pursuant to regulations of the Texas Railway Commission. Management’s intent is to conduct further work on log and seismic data in order to determine whether or not to abandon the Initial Test Well.

As a result of test results showing that zones drilled were not commercially productive management determined that the direct costs capitalized in relation to the Initial Test Well were impaired. Management’s intent is to conduct further work on log and seismic data in order to determine whether or not to abandon the Initial Test Well.

Management determined that costs relating to drilling and direct exploration and asset retirement obligation costs, plus 25% of all costs relating to the Farm-Out Acreage as a whole should be considered evaluated costs and thus be subject to amortization. Besides drilling, exploration and asset retirement obligation costs, which are directly related to the Initial Test Well, the Company also included 25% of all other costs relating to the Farm-Out Acreage as a whole in its impairment assessment on the basis that these costs were incurred in connection with the Farmout Agreement where it is previously disclosed (Note 3(iv)) that one of the conditions of the Farmout Agreement is the completion of the drilling of at least four wells and thus determined it appropriate to include 25% of these costs in the impairment assessment on the Initial Test Well. The costs were offset against the incidental revenue of $650,000 received from selling working interests relating to the Initial Test Well.

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

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares were quoted for trading on the OTC Bulletin Board on June 21, 1999 under the symbol “PFCS”. On February 15, 2002 our symbol changed to “MAVM” and on May 22, 2003 our symbol changed to “MVRM”. On August 29, 2006, our stock was delisted from the OTC Bulletin Board and on August 31, 2006, it commenced trading on the Pink Sheets LLC under the symbol “MVRM”. On July 7, 2009 our shares of common stock were quoted for trading on the OTC Bulletin Board under the symbol “MVRM” and on December 31, 2009 our symbol changed to “MVRMD”. On February 23, 2011 our securities were quoted exclusively on the OTC Markets Group Inc. under the symbol “MVRM”.

The following quotations obtained from the OTC Markets Group Inc. reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up or mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High*	Low*
December 31, 2010	$5.00	$1.20
September 30, 2010	$1.50	$1.02
June 30, 2010	$1.75	$0.65
March 31, 2010	$1.11	$0
December 31, 2009	$1.00	$0.20
September 30, 2009	$0.50	$0.30
June 30, 2009	$0.90	$0.10
March 31, 2009	$0.70	$0.10

*Prices shown have been adjusted to reflect the ten for one reverse split effected on December 31, 2009.

Pacific Stock Transfer Company, of 4045 South Spencer Street, Suite 403 Las Vegas, NV 89119 (telephone: 702.361.3033; facsimile 702.433.1979) is the registrar and transfer agent for our shares of common stock.

Holders of our Common Stock

As of March 30, 2011, we have 150 registered stockholders and 12,152,617 shares issued and outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

Other than as disclosed below or in the Company’s periodic reports the Company did not sell any equity securities during the period covered by this annual report that were not registered under the Securities Act of 1933.

Effective February 28, 2011 the Company entered into debt settlement and subscription agreements (the with two subscribers pursuant to which the Company settled an aggregate of $50,000 debt in consideration of the issuance of 50,000 shares. The shares were issued pursuant to Regulation D of the Securities Act of 1933 to two U.S. Persons (as such term is defined in Regulation S of the Securities Act of 1933) who represented that they were each accredited investors as such term is defined in Rule 502 of Regulation D of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 1, 2009, our board of directors adopted our 2009 Stock Option Plan. The purpose of our 2009 stock option plan is to retain the services of valued key employees and consultants of our company. Under the plan, the plan administrator is authorized to grant stock options to acquire up to a total of up to 7,500,000 shares of our common stock. On July 31, 2009 we filed a consent solicitation on Schedule 14A to seek stockholder approval of our 2009 Stock Option Plan. On August 3, 2009 we received majority stockholder consent approving our 2009 stock option plan. In August, 2009 we granted an aggregate of 145,000 options to acquire shares of our common stock at an exercise price of $0.40 per share to certain of our officers, employees and consultants under the 2009 option plan. In September, 2010 we granted an aggregate of 1,100,000 options to acquire shares of our common stock at an exercise price of $1.05 per share exercisable until August 20, 2015 to certain of our directors and officers under the 2009 option plan. On January 13, 2011 we granted options to acquire an aggregate of 50,000 shares of our common stock at an exercise price of $1.50 per share exercisable until January 13, 2013 to two consultants under the 2009 option plan.

The following table provides a summary of the number of stock options granted under the 2009 Plan, the weighted average exercise price and the number of stock options remaining available for issuance under the Company’s option plans as at December 31, 2010:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans not approved by security holders	1,245,000	$1.03	6,255,000

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2010.

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

Plan of Operation

We are currently an exploration stage company engaged in the acquisition, exploration, and development of prospective oil and gas properties in Texas. Our current business focus is to implement the terms of the Farmout Agreement, entered into by the Company in December 2009, pursuant to which we intend to earn an interest in certain oil and gas mineral leases located in Fort Bend and Wharton Counties, Texas presently owned by SEPL. Our Plan of Operation will begin with a review of the data obtained through the drilling of our Initial Test Well. Based on the results of that review, the Company will determine if the acquisition of further geophysical data is warranted both for the present drill site block and the Farm Out Acreage as a whole. The Company remains in compliance with the performance timetable as set out in the Farm Out Agreement on the date of the filing of this report. Thereafter, a decision will be made with respect to drilling a second exploration well, subject to suitable financing on terms acceptable to the Company, but in any event no such drilling is contemplated before the third quarter of 2011 in keeping with the terms of the Company’s Farm Out Agreement.

The Company is reviewing a small number of new opportunities for oil and gas exploration and development in Texas, some of which have production components as well as development opportunities. The Company believes that it is feasible to contemplate, based on discussions with interested parties, a stock predicated acquisition based on the strong capital structure that was implemented by the Company in 2010. Management will review these opportunities diligently; however, no guarantee can be given that any transaction as outlined herein will occur in the time frame covered by this Plan of Operation.

Finally, the Company has a history of acquiring mineral properties outside of the oil and gas arena including silver and coal properties previously owned and produced by the Company. At a time of strong commodity markets for these and other metals and minerals, the Company will not hesitate to exploit any opportunity to utilize its experience gained over the past decade to enter into an agreement for the acquisition and development of a metal or minerals property.

2010 Drilling Program

In connection with our 2010 drilling program under the Farmout Agreement we completed the following:

  Obtained a title opinion on the acreage forming the subject to the Farmout Agreement and “Cure” any title deficiencies. Upon receipt of the title opinion in form acceptable to the Company, the Company will give the necessary “notice to drill” to the Farmor and the Operator to proceed to Permit the well.

  Engaged a bonded “Operator” to drill a new test well. The Operator is responsible for all the costs of drilling and if necessary plugging and abandoning the well. The Operator is also responsible for maintaining records of all costs associated with the well, determining which costs are intangible and which are intangible. Ultimately, in the case of a successful, revenue generating well, the Operator is responsible for receiving the funds from the sale of Hydrocarbons and distributing funds to individual interest and royalty holders.

  The Company engaged a company to prepare the drill site. The company built road access to the site. The site was based with crushed limestone and included several “pits” in which to store used materials and excess fluids.

  The company contracted for a “Turnkey” well which means funds for the driller have been escrowed with the Operator and when the well has reach 13,500 feet and a full suite of “logs” has been recovered and is on the “deck” all funds will be transferred to the driller. Should the driller fail to reach the required depth and successfully log the hole, no funds will be transferred to the driller. The company has paid a premium to the driller to ensure performance.

  On January 22, 2011 Maverick successfully completed drilling its Initial Test Well to 13,500 on the Company's 4,513 acre Farm-Out property in Fort Bend County, Texas. The initial test well was spud on December 9, 2010 and reached its targeted depth of 13,500 feet on day 44 of the drilling program. The Company’s independent log analyst and project engineer concurred at that time that the targeted Wilcox zones were not commercially productive, despite the presence of significant down hole pressure and strong natural gas shows during drilling. The target sands were very poorly developed and not suitable for a completion attempt. Accordingly, the decision was made to not set production casing and to look up hole for completion opportunities. The first completion attempt was a potential oil reservoir near 8,000’. The Yegua sand was indicated as potentially productive from open hole log analysis but proved to be non- productive after testing. The second completion attempt was made on a shallow Miocene zone. There had not been an open hole log across this interval but a significant gas show was seen on the mud log while drilling this interval. The zone was perforated and swab tested during the week of March 14-19, 2011 but yielded no significant gas. Maverick’s engineers have as of the date of this annual report completed plugging the Lankford Trust No. 1 pursuant to regulations of the Texas Railway Commission. Management’s intent is to conduct further work on log and seismic data in order to determine whether or not to abandon the Initial Test Well.

  As a result of test results showing that zones drilled were not commercially productive management determined that the direct costs capitalized in relation to the Initial Test Well were impaired.

  Management determined that costs relating to drilling and direct exploration and asset retirement obligation costs, plus 25% of all costs relating to the Farm-Out Acreage as a whole should be considered evaluated costs and thus be subject to amortization. Besides drilling, exploration and asset retirement obligation costs, which are directly related to the Initial Test Well, the Company also included 25% of all other costs relating to the Farm-Out Acreage as a whole in its impairment assessment on the basis that these costs were incurred in connection with the Farmout Agreement where it is previously disclosed (Note 3(iv)) that one of the conditions of the Farmout Agreement is the completion of the drilling of at least four wells and thus determined it appropriate to include 25% of these costs in the impairment assessment on the Initial Test Well. The costs were offset against the incidental revenue of $650,000 received from selling working interests relating to the Initial Test Well.

Our estimated expenses over the next twelve months are as follows:

Cash Requirements during the Next Twelve Months

Expense	($)
Cost to drill New Exploration Well	2,200,000
Consulting and Due Diligence	75,000
Professional Fees	100,000
General and Administrative expenses	250,000
Total	2,625,000

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

On February 13, 2009, we entered into a loan agreement with Senergy Partners LLC (“Senergy”), a private Nevada limited liability corporation, pursuant to which the Company received a revolving loan of up to $1,000,000 (the “Credit Facility”). The outstanding principal amount of the Credit Facility together with all accrued and unpaid interest and all other amounts outstanding thereunder are due and payable in full on December 31, 2012, the maturity date. Outstanding principal under the Credit Facility bears interest at an annual rate of 8%. As a condition of the Credit Facility, the Company agreed to use funds received under the Credit Facility solely for the purpose of funding ongoing general and administrative expenses, consulting and due diligence expenses, or professional fees and joint venture programs. As at December 31, 2010, the Company has drawn $367,500 on the credit facility with Senergy.

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

RESULTS OF OPERATIONS

Our operating results for the years ended December 31, 2010 and 2009 are summarized as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Percentage Increase/(Decrease)
Revenue	-	-	N/A
Expenses	$4,975,563	$275,963	1,702%
Other Expenses	$324,624	$3,157,506	(90)%
Net Loss	$(5,300,187)	$(3,433,469)	54%

Revenues

We have had no operating revenues for the years ended December 31, 2010 and 2009. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative

The major components of our general and administrative expenses for the year are outlined in the table below:

	Year Ended December 31,
			Percentage
	2010	2009	Increase /
			(Decrease)
Audit Fees	$77,823	$49,518	57%
Accounting, legal, engineering & consulting, investor relations	218,666	62,057	252%
Management fees and stock based compensation	1,704,750	133,321	1,179%
Office	13,156	3,334	295%
Transfer agent fees	10,620	9,785	9%
Writedown on oil and gas leases	2,905,409	-	n/a
Travel	45,139	17,948	151%
Total Expenses	$4,975,563	$275,963	1,702%

The increase in our general and administrative expenses for the year ended December 31, 2010 was primarily due to:

(a)

The increase in accounting, audit, and legal fees from 2009 to 2010 was primarily due to: (i) increases in legal fees associated with obtaining title opinions for the Company’s drilling project in Fort Bend County Texas; and (ii) increased consulting fees associated with the Company’s land management and drilling operations in 2010.

(b)

During 2010 there was stock based compensation expense due to the grant of 1,100,000 stock options. Using the Black-Scholes option pricing model, these options were deemed to have a fair value of $1,592,250. There were 145,000 stock options granted during 2009.

(c)	Transfer agent fees were higher in 2010 mainly due to the increase in number of filings during the year compared to 2009.

(d)	The increased travel expense relate to the costs of travel and onsite expenses of management and consultants relating to the Company’s drilling project.

(e)

The writedown of capitalized expenditures from oil and gas exploration was a result of the Company performing its evaluations on these capital expenditures during the year ended December 31, 2010. Though management has not abandoned the Initial Test Well its intentions are to consider acquiring additional geophysical data on the Initial Test Well before a decision is made to do so. Management has determined as a result of these evaluations that the estimated future cash flows associated with its Initial Test Well were not sufficient to realize the capitalized costs relating to its oil and gas exploration at December 31, 2010. Based on the results of the drilling program on the Initial Test Well subsequent to year end it was determined that zones drilled were not commercially productive, despite the presence of significant down hole pressure and strong natural gas shows during drilling. The target sands were poorly developed and not suitable for a completion attempt. Accordingly, the decision was made to not set production casing and as a result the Company’s engineers have now completed plugging the Initial Test Well. As a result the Company wrote down its capitalized expenditures from oil and gas exploration by $2,905,409 (2009 - $Nil).

Other Income/Expenses

During 2010 the Company incurred $73,181 in interest expenses compared to $11,577 in 2009 as a result of the Company entering into a loan agreement with Art Brokerage Inc. during the year. The Company realized a foreign exchange gain of $3,211 in 2010 compared to a gain of $13,429 in 2009 as a result of the weakening of the US Dollar compared to the Canadian dollar from 2009 to 2010. The Company realized a loss on settlement of loans payable of $254,090 in 2010 compared to a loss on settlement of loans payable of $3,132,500 in 2009. Lastly, the Company realized a gain on liabilities written-off of $5,858 in 2010, $Nil in 2009 as a result of a lender releasing the Company of its obligation.

Working Capital

	Year Ended December 31, 2010	Year Ended December 31, 2009
Current Assets	$108,381	$6,024
Current Liabilities	1,371,046	839,751
Working Capital Deficit	$(1,262,665)	$(833,727)

Cash Flows

	Year Ended December 31, 2010	Year Ended December 31, 2009
Cash used in Operating Activities	$(466,568)	$(218,492)
Cash provided by Investing Activities	(2,930,182)	(361,195)
Cash provided by Financing Activities	3,455,493	585,711
Net Increase in Cash	$58,743	$6,024

We had cash of $64,767 and negative working capital of $1,262,665 as of December 31, 2010 compared to a cash of $6,024 and negative working capital of $833,727 for the year ended December 31, 2009. We anticipate that we will incur approximately $250,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. We will require $2,625,000 for costs associated with our plan of operation over the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Cash used in operating activities for the year ended December 31, 2010 was $466,568 as compared to cash used in operating activities for the same period in 2009 of $218,492. Cash used in operating activities increased during the year as a result of increases in accounting, legal and engineering costs during the year as well as increases in management fees. Cash used in investing activities for the year ended December 31, 2010 was $2,930,182 as compared to cash used in investing activities for the same period in 2009 of $361,195. The increase in cash used in investing activities was primarily due to the deposit and direct legal costs incurred on the oil and gas acreage during the year ended December 31, 2010 as well as drilling costs incurred on the oil and gas acreage offset by proceeds received from the sale of working interests in the Well. Cash provided by financing activities for the year ended December 31, 2010 was $3,455,493 compared to cash provided by financing activities for the same period in 2009 of $585,711. The increase in cash provided by financing activities was primarily due to proceeds from loans payable of $3,205,493 (2009 - $620,755) in addition to $250,000 (2009 - $Nil) raised from shares to be issued during the year.

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

Loans Payable

The Company has the following loans outstanding as of December 31, 2010:

The Company has the following loans payable:

	December 31, 2010	December 31, 2009
Art Brokerage – Current(a)	$89,743	$586,519
Art Brokerage – Current(b)	540,000	-
Art Brokerage – Term Loan(d)	400,000	-
Mr. Alonzo B. Leavell(a)	20,000	20,000
	1,049,743	606,519
Art Brokerage – Term Loan(d)	2,000,000	-
Senergy Partners LLC(c)	357,750	357,750
	$3,407,493	$964,269

(a)	These amounts are unsecured, bear no interest, with no specific terms of repayment.

(b)	These amounts are unsecured, bear interest at 5% per annum, with no specific terms of repayment.

(c)	This credit facility is unsecured, bears interest at 8% per annum, maturing on December 31, 2012. The remaining amount available under this credit facility is $142,250 as at December 31, 2010.

(d)

On September 20, 2010, the Company entered into a loan agreement (the “Loan Agreement”) with Art Brokerage, Inc. (“Art Brokerage”), pursuant to which Art Brokerage provided the Company with a non-revolving term loan in the principal amount of $2,400,000 having an interest rate of 5% per annum. The loan matures on April 1, 2015 and is calculated and compounded monthly, payable on the 1st day of each calendar month, commencing May 1, 2011. In addition to the monthly interest payments, the Company will make monthly principal payments in the amount of $50,000, commencing on May 1, 2011 and continuing on the 1st day of each month until the Company’s indebtedness is repaid in full. The loan matures on April 1, 2015. As a condition of the Loan Agreement, during the term of the loan, the Company agreed, among other things, to maintain its property assets and undertakings in good repair, to obtain and maintain all licenses and permits necessary to own and operate its assets and agreed not to, without the prior consent of Art Brokerage, change its name, change its corporate structure, change its fiscal year end, incur further indebtedness, grant any liens against its properties or assets unless permitted, make any advances or loans to any person, assign or transfer its intellectual property, or permit its unfinanced capital expenditures to exceed $300,000 per annum.

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

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2010, we had cash of $64,767 and we estimate that we will require approximately $2,625,000 for costs associated with our plan of operation over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the December 31, 2010 and 2009 consolidated financial statements which are included with this annual report. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

Future Financings

As of December 31, 2010, we had cash of $64,767 and we estimate that we will require approximately $2,625,000 for costs associated with our business operations over the next twelve months. Accordingly, although we have access to additional funds through our line of credit with Senergy, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

New Accounting Pronouncements

None

Recent Accounting Pronouncements Not Yet Adopted

None

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

Under full cost accounting rules, capitalized costs, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the ceiling) equal to the sum of: (i) the after tax present value of estimated future net revenues computed by applying a 12-month average price of oil and gas reserves to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on currents costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; (ii) the cost of properties not being amortized; and (iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized. If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the ceiling, the excess shall be charged to expense and separately disclosed during the period in which the excess occurs. Amounts thus required to be written off shall not be reinstated for any subsequent increase in the cost center ceiling.

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

The Company has not recognized any revenue from its oil and gas exploration activities which commenced in the last quarter of 2010. The Company has performed evaluations of its capitalized expenditures relating to oil and gas exploration during the years ended December 31, 2010 and 2009. As a result of these evaluations, management noted that the estimated future cash flows associated with the Initial Test Well were not sufficient to realize the capitalized expenditures relating to oil and gas exploration at December 31, 2010. In addition the Company has also considered the current market conditions in the evaluation of the Farmout acreage for impairment. Based on these evaluations, during the year ended December 31, 2010, the Company wrote down its capitalized expenditures on oil and gas exploration by $2,905,409 (2009 - $Nil).

In accordance with ASC 410, Asset Retirement and Environmental Obligations the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company has recorded an asset retirement obligation at December 31, 2010 to reflect its legal obligations related to future abandonment of its oil and gas interests using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, the Company will reassess the obligation to determine whether a change in any estimated obligation is necessary. The Company will evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation has materially changed the Company will accordingly update its assessment. The asset retirement obligation is measured at fair value on a non-recurring basis using level 3 inputs based on discounted cash flows involving estimates, assumptions, and judgments regarding the cost, timing of settlement, credit-adjusted risk-free rate and inflation rates.

Management has made significant assumptions and estimates determining the fair market value of stock-based compensation granted to employees and non-employees. These estimates have an effect on the stock-based compensation expense recognized and the contributed surplus and share capital balances on the Company’s Balance Sheet. The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. For non-employees, such amount is revalued on a quarterly basis. To date, all of our stock option grants have been to non-employees. Increases in our share price will likely result in increased stock option compensation expense. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected term of options granted for the purposes of the Black-Scholes calculation is the term of the award since all grants are to non-employees. These estimates involve inherent uncertainties and the application of management judgment.

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
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Maverick Minerals Corporation (an Exploration Stage Company) as of December 31, 2010 and 2009 and the consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ equity (capital deficit) for the years then ended and the period from inception (April 21, 2003) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Maverick Minerals Corporation as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and for the period from inception (April 21, 2003) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had an accumulated deficit of $10,536,274 and negative working capital of $1,262,665 at December 31, 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Canada LLP

Chartered Accountants

Vancouver, Canada
April 11, 2011

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

MAVERICK MINERALS CORPORATION
(A Nevada Corporation)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	December 31	December 31
	2010	2009

Current Assets
Cash	$64,767	$6,024
Advances to related party (Note 6)	43,614	-
	108,381	6,024
Long Term assets
Oil & Gas leases (Note 3)	1,013,468	571,195

TOTAL ASSETS	$1,121,849	$577,219

Current Liabilities

Accounts payable	$118,352	$86,025
Accrued liabilities	25,975	6,000
Accrued interest on loans payable (Note 6)	76,976	5,582
Convertible debt (Note 5)	100,000	135,625
Loans payable (Note 4)	1,049,743	606,519
TOTAL CURRENT LIABILITIES	1,371,046	839,751

Long term liabilities

Loans payable (Note 4)	2,357,750	357,750
Asset retirement obligation (Note 10)	50,000	-
TOTAL LIABILITIES	3,778,796	1,197,501

Capital Deficit
Capital Stock (Note 7)
Authorized:
750,000,000 common shares at $0.001 par value
Issued and fully paid 11,602,617 (2009 - 10,476,721) common shares
Par value	11,603	10,477
100,000,000 preferred shares at $0.001 par value
Issued and fully paid Nil (2009 - Nil) preferred shares
Par value	-	-
Additional paid-in capital	7,616,851	4,604,455
Shares to be issued (Note 7)	250,000	-
Deficit, accumulated during the exploration stage	(10,536,274)	(5,236,087)
Accumulated other comprehensive income	873	873
TOTALSTOCKHOLDERS EQUITY (CAPITAL DEFICIT)	(2,656,947)	(620,282)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$1,121,849	$577,219

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. Dollars)

	Cumulative From
	Date of Inception
	(April 21, 2003)	Year Ended
	to December 31	December 31
	2010	2010	2009

General and administration expenses
Audit fees	$390,488	$77,823	$49,518
Freight	7,600	-	-
Insurance	186,297	-	-
Accounting, legal, engineering & consulting, investor relations	512,759	218,666	62,057
Management fees and stock based compensation (Notes 6 and 7)	2,661,589	1,704,750	133,321
Office	74,072	13,156	3,334
Telephone and utilities	83,059	-	-
Transfer agent fees	33,520	10,620	9,785
Travel	252,831	45,139	17,948
Wages and benefits	86,588	-	-
Writedown on oil and gas leases (Note 3)	2,905,409	2,905,409	-
Gain on disposal of assets	(795,231)	-	-
Loss from operations	(6,398,981)	(4,975,563)	(275,963)
Other income (expenses)
Interest expense	(134,115)	(73,181)	(11,577)
Loss on settlement of loan payable (Note 7)	(3,458,190)	(254,090)	(3,132,500)
Loss on foreign exchange	(13,519)	(3,211)	(13,429)
Gain on write-off of payables	618,231	5,858	-
	(2,987,593)	(324,624)	(3,157,506)
Loss from continuing operations	(9,386,574)	(5,300,187)	(3,433,469)

Loss from discontinued operations	(1,149,700)	-	-
Loss for the year	(10,536,274)	(5,300,187)	(3,433,469)
Other Comprehensive Income
Foreign currency translation adjustments	873	-	-
Comprehensive Loss	$(10,535,401)	$(5,300,187)	$(3,433,469)

Loss per share - basic and diluted		($0.49)	($0.38)
Weighted average shares outstanding - basic and diluted		10,878,568	8,928,880

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	Cumulative From
	Date of Inception
	(April 21, 2003)	Year Ended
	to December 31	December 31
	2010	2010	2009

Operating Activities
Loss for the year	(10,536,274)	$(5,300,187)	(3,433,469)
Adjustments to reconcile Loss for the year to cash flows used in operating activities
Impairment of investment in oil and gas leases	3,325,368	2,905,409	-
Gain on disposal of assets	(933,995)	-	-
Gain on liabilities write-off	(618,231)	(5,858)	-
Stock based compensation	1,832,130	1,592,250	43,321
Depreciation	277,578	-	-
Shares issued for services	105,000	-	-
Loss on settlement of loan payable	3,458,190	254,090	3,132,500
Changes in non-cash working capital items
Advances to related party	(43,614)	(43,614)	-
Accrued interest	73,182	73,182	-
Accounts payable	1,684,569	38,185	34,612
Accrued liabilities	31,557	19,975	4,544
Cash used in operating activities	(1,344,540)	(466,568)	(218,492)

Investing Activities
Investment in oil and gas leases	(2,415,771)	(1,579,617)	(361,195)
Proceeds from the sale of working interests	650,000	650,000	-
Prepaids and deposits on oil and gas leases	(2,000,565)	(2,000,565)	-
Purchase of property and equipment	(311,367)	-	-
Cash used in investing activities	(4,077,703)	(2,930,182)	(361,195)

Financing Activities
Proceeds on shares to be issued	303,850	250,000	-
Debt settlement	35,625	-	35,625
Proceeds from bank overdraft	-	-	(669)
Repayments of loans payable	(70,000)	-	(70,000)
Proceeds from loans payable	5,216,662	3,205,493	620,755
Cash provided by financing activities	5,486,137	3,455,493	585,711

Increase in cash during the year	63,894	58,743	6,024
Effect of cumulative currency translation	873	-	-
Cash, beginning of the year	-	6,024	-
Cash, end of the year	$64,767	$64,767	$6,024

Supplemental Cash Flow information
Interest paid	35,000	$-	$-
Non-cash investing and financing activities:
Impairment in oil and gas leases	419,959	-	-
Investment in oil and gas leases in exchange for notes payable to Veneto	1,455,000	-	-
Transfer of leases in settlement of notes payable	1,455,000	-	-
Assignment of accounts payable from transfer of leases	193,764	-	-
Settlement of loan payable	1,481,469	762,269	665,500
Forgiveness of related party balances payable	1,027,791	-	-
Forgiveness of loan payable	311,400	-	-
Shares issued for property services	210,000	-	210,000
Exchange of accounts payable for convertible debt	100,000	-	100,000
Shares issued for data purchase	367,500	367,500	-
Shares issued on conversion of debt	35,625	35,625	-
Shares issued for accrued interest on conversion of debt	1,788	1,788	-
Asset retirement obligations	50,000	50,000	-

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Capital Deficit)
For the Period From date of inception on April 21, 2003 to December 31, 2010
(Expressed in U.S. Dollars)

				Shares to be
	Number of	Par Value	Additional	Issued		Other
	Common	@$0.001	Paid-in	(Subscriptions	Accumulated	Comprehensive	Total Capital
	Shares	Per Share	Capital	Receivable)	Deficit	Loss	Deficit
Balance, April 21, 2003	10	$-	$-	$-	$-	$-	$-
Adjustment for the issuance of common stock on recapitalization	3,758,040	3,758	(3,758)	-	-	-	-
	3,758,050	3,758	(3,758)	-	-	-	-
Adjustment to capital deficit of the Company at the recapitalization date	417,603	418	(945,307)	-	-	-	(944,889)
	4,175,653	4,176	(949,065)	-	-	-	(944,889)
Shares issued for management services (Note 7)	150,000	150	104,850	-	-	-	105,000
Currency translation adjustment	-	-	-	-	-	873	873
Net loss for the period	-	-	-	-	(626,985)	-	(626,985)
Balance, December 31, 2003	4,325,653	4,326	(844,215)	-	(626,985)	873	(1,466,001)
Shares issued for cash (Note 7)	1,000,000	1,000	24,000	-	-	-	25,000
Shares subscribed but unissued	-	27,500	-	-	-	-	27,500
Forgiveness of related party balances payable	-	-	1,027,791	-	-	-	1,027,791
Net income for the year	-	-	-	-	71,698	-	71,698
Balance, December 31, 2004	5,325,653	32,826	207,576	-	(555,287)	873	(314,012)
Shares subscribed but unissued	-	(27,500)	-	-	-	-	(27,500)
Shares issued for cash (Note 7)	2,750,000	2,750	24,750	-	-	-	27,500
Cancellation of shares (Note 7)	(5,437,932)	(5,438)	5,438	-	-	-	-
Compensation expense on share cancellation (Note 7)	-	-	44,720	-	-	-	44,720
Shares issued for loan payable settlement (Note 7)	89,500	90	125,211	-	-	-	125,300
Shares issued for cash (Note 7)	7,500	8	743	-	-	-	750
Stock based compensation	-	-	140,438	-	-	-	140,438
Net loss for the year	-	-	-	-	(1,036,098)	-	(1,036,098)
Balance, December 31, 2005	2,734,721	2,735	548,875	-	(1,591,385)	873	(1,038,902)
Shares issued for cash (Note 7)	6,000	6	594	(600)	-	-	-
Stock based compensation	-	-	11,401	-	-	-	11,401
Net loss for the year	-	-	-	-	(128,774)	-	(128,774)
Balance, December 31, 2006	2,740,721	2,741	560,870	(600)	(1,720,159)	873	(1,156,275)
Net loss for the year	-	-	-	-	(192,410)	-	(192,410)
Balance, December 31, 2007	2,740,721	2,741	560,870	(600)	(1,912,569)	873	(1,348,685)
Share subscriptions paid (Note 7)	-	-	-	600	-	-	600
Net income for the year	-	-	-	-	109,951	-	109,951
Balance, December 31, 2008	2,740,721	2,741	560,870	-	(1,802,618)	873	(1,238,134)
Cancellation of shares (Note 7)	(2,000,000)	(2,000)	2,000	-	-	-	-
Shares issued for loan payable settlement (Note 7)	8,950,000	8,950	3,571,050	-	-	-	3,580,000
Shares issued for loan payable settlement (Note 7)	436,000	436	217,564	-	-	-	218,000
Shares issued for consulting services (Note 7)	350,000	350	209,650	-	-	-	210,000
Stock based compensation (Note 8)	-	-	43,321	-	-	-	43,321
Net loss for the year	-	-	-	-	(3,433,469)	-	(3,433,469)
Balance, December 31, 2009	10,476,721	10,477	4,604,455	-	(5,236,087)	873	(620,282)
Shares issued upon conversion of debt (Note 7)	49,925	50	37,363	-	-	-	37,413
Shares issued for loan payable settlement (Note 7)	725,971	726	1,015,633	-	-	-	1,016,359
Shares issued for data purchase (Note 7)	350,000	350	367,150	-	-	-	367,500
Stock based compensation (Note 8)	-	-	1,592,250	-	-	-	1,592,250
Shares to be issued (Note 7)	-	-	-	250,000	-	-	250,000
Net loss for the year	-	-	-	-	(5,300,187)	-	(5,300,187)
Balance, December 31, 2010	11,602,617	$11,603	$7,616,851	$250,000	$(10,536,274)	$873	$(2,656,947)

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010
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

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2010, the Company has negative working capital of $1,262,665 (2009 - $833,727), and has an accumulated deficit of $10,536,274 at December 31, 2010. The continuation of the Company is dependent upon obtaining a successful new exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $250,000 to cover general and administrative expenses and approximately an additional $2,625,000 in estimated expenditures related to the oil and gas leases (Note 3) over the twelve months ending December 31, 2011 to continue operations. The majority of this anticipated requirement will be funded by the $142,250 available on the Company’s $500,000 revolving loan obtained during the year ended December 31, 2009 which bears interest at an annual rate of 8%, by future equity issuances and by debt financing. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,371,046. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to continue the development of the Company's explorations activities, and for other working capital purposes.

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
December 31, 2010
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

(d)	Financial Instruments

The fair value of the Company’s financial instruments, which consist of cash, advances to related party, accounts payable, accrued liabilities, convertible debt and loans payable approximate their carrying values due to their short term or demand nature. The fair value for long-term loans payable approximates book value using current rates of interest.

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
December 31, 2010
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

Estimates of undiscounted future cash flows used for conducting impairment tests are subject to significant judgment decisions based on assumptions of highly uncerta

(i)	Loss Per Share

in future factors such as, crude oil prices, production quantities, estimates of recoverable reserves, and production and transportation costs.

(h)	Stock-Based Compensation

The Company accounts for all stock-based payments and awards under the fair value based method. Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable.

The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if the Company had paid cash instead of paying with or using equity based instruments. Compensation costs for stock-based payments with graded vesting are recognized on a straight-line basis. The cost of the stock-based payments to non-employees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

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
December 31, 2010
(Expressed in U.S. Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

The basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The if-converted method is used in calculating diluted earnings (loss) per share for the convertible debentures.

The treasury stock method is used in calculating diluted earnings (loss) per share, which assumes that any proceeds received from the exercise of in-the-money stock options would be used to purchase common shares at the average market price for the period.

For the year ended December 31, 2010, loss per share excludes 1,578,333 (2009 – 525,833) potentially dilutive common shares (related to outstanding options and shares issuable on the conversion of convertible debt) as their effect was anti-dilutive.

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

The Company has performed evaluations of its capitalized expenditures for oil and gas exploration during the years ended December 31, 2010 and 2009. As a result of these evaluations, management noted that estimated future cash flows associated with the Initial Test Well was not sufficient to realize the capitalized costs relating to the capitalized expenditures for oil and gas exploration at December 31, 2010. In addition, the Company has also considered the current market conditions in the evaluation of capitalized expenditures for oil and gas exploration for impairment. Based on these evaluations, during the year ended December 31, 2010, the Company wrote down its capitalized expenditures for oil and gas exploration by $2,905,409 (2009 - $Nil).

Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost centre.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010
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

(m)	Asset Retirement Obligations

The Company has obligations related to the plugging and abandonment of our oil and gas wells. The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The obligation is measured initially at fair value using present value methodology, and the resulting costs capitalized into the carrying amount of the related asset. In subsequent periods, the liability will be adjusted for any changes in the amount or timing of the underlying future cash flows. Capitalized asset retirement costs are amortized on the same basis as the related asset and the discount accretion of the liability is included in determining the results of operations.

Note 3.	OIL AND GAS LEASES

On December 14, 2009, the Company entered into a farm-out agreement (the “Farmout Agreement”) with Southeastern Pipe Line Company (“SEPL”) pursuant to which the Company acquired the right to earn an interest in certain oil and gas mineral leases located in Fort Bend and Wharton Counties, Texas (collectively, the “Leases”) and to the lands covered thereby subject to certain conditions, including the following

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010
(Expressed in U.S. Dollars)

Note 3.	OIL AND GAS LEASES – continued

i)	Payment of a non-refundable fee of $350,000 to SEPL (paid);

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

Pursuant to the terms of the Farmout Agreement, if the Company met the commitment to commence the drilling operations on the first test well by December 14, 2010 described below and provided the Company establishes commercial production and meets the requirements for the first well tested, the Company will have an option to develop additional wells within 180 days after the completion of the first well tested or subsequent wells tested. Also, pursuant to the terms of the agreement the Company agreed to indemnify SEPL and its affiliates from all claims arising from the drilling or operations of the first test well or any subsequent wells tested.

In connection with these leases the Company issued 350,000 shares as payment for geological data (Note 7). The Company entered into a letter agreement dated December 6, 2010 (the “Letter Agreement”) with an accredited investor (the “Purchaser”) pursuant to which the Purchaser and his nominee acquired a fifteen percent (15%) working interest in the Company’s initial test well being drilled in Fort Bend County, Texas having the permitted name of Lankford Trust No. 1 (the “Initial Test Well”) for the sum of $500,000. In accordance with the terms of the Letter Agreement, the Company and the Purchaser concurrently entered into a joint operating agreement dated effective December 6, 2010 pursuant to which each party agreed to pay or deliver, or cause to be paid or delivered, all burdens and liabilities on its share of the production in regards to the Well, but not in excess of thirty percent (30%) and to indemnify, defend and hold the other party free from any liability therefore. As a condition of the Letter Agreement and joint operating agreement, the Purchaser and/or their nominees will be entitled to receive a 25% share from any proceeds of the Well until such time as their initial investment of $500,000 has been repaid after which time the distribution to the Purchaser reverts to 15% in accordance with their interest in the Well. The $500,000 received for the sale of the working interested has been applied against the costs capitalized to Oil and Gas Leases.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010
(Expressed in U.S. Dollars)

Note 3.	OIL AND GAS LEASES – continued

Effective December 7, 2010, the Company entered into a joint operating agreement with Arrowdog, LLP (“Arrowdog”) pursuant to which Arrowdog acquired a three percent (3%) working interest in the Initial Test Well for the sum of $150,000. Pursuant to the terms of the joint operating agreement each party agreed to pay or deliver, or cause to be paid or delivered, all burdens and liabilities on its share of the production in regards to the Well, but not in excess of thirty percent (30%) and to indemnify, defend and hold the other party free from any liability therefore. As a condition of the agreement Arrowdog will be carried for a 3% working interest to completion or until plug and abandonment without further cost.

Thereafter, Arrowdog will be responsible for their pro-rata share of expenses for maintenance and production with the Company. The $150,000 received for the sale of the working interested has been applied against the costs capitalized to Oil and Gas Leases.

On January 22, 2011 Maverick completed drilling of its Initial Test Well on the Company's 4,513 acre Farm-Out property in Fort Bend County, Texas. The initial test well was spud on December 9, 2010.

Based on the results of the drilling program on the Initial Test Well subsequent to year end it was determined that zones drilled were not commercially productive, despite the presence of significant down hole pressure and strong natural gas shows during drilling. The target sands were poorly developed and not suitable for a completion attempt. Accordingly, the decision was made to not set production casing and as a result the Company’s engineers have now completed plugging the well pursuant to regulations of the Texas Railway Commission. As a result drilling and direct exploration and asset retirement obligation costs, plus 25% of all other costs described in the table below are considered evaluated costs and are subject to amortization.

Besides drilling, exploration and asset retirement obligation costs, which are directly related to the Initial Test Well, the Company also included 25% of all other costs described in the table below in its impairment assessment on the basis that these costs were incurred connection with the Farmout Agreement where it is previously disclosed (Note 3(iv)) that one of the conditions of the Farmout Agreement is the completion of the drilling of at least four wells and determined it appropriate to include 25% of these costs in the impairment assessment on the Initial Test Well. The costs were offset against the incidental revenue of $650,000 received from selling working interests relating to the Initial Test Well.

As a result management has determined that costs capitalized to date relating to the drilling and exploration of the Initial Test Well are impaired and have recorded a writedown on its oil and gas exploration expenditures capitalized of $904,844 (2009 - $Nil) on the statement of operations.

Net carrying costs as at December 31, 2010 and December 31, 2009:

	December 31,	December 31,
	2010	2009
Deposit on oil and gas leases	$350,000	$350,000
Drilling and exploration	1,167,021	-
Consulting costs	235,113	210,000
Legal costs	17,116	11,195
Geologist services	381,562	-
Geological data	367,500	-
Asset retirement obligation	50,000	-
Incidental revenue	(650,000)	-
	1,918,312	$571,195
Write down of Oil & Gas leases	(904,844)	-
Interest in Oil & Gas leases	$1,013,468	$571,195

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010
(Expressed in U.S. Dollars)

Note 3.	OIL AND GAS LEASES – continued

In addition, $2,000,565 was paid in deposits to the Operator of the Initial Test Well as a prepayment for future drilling work to be completed on the well subsequent to year end were also included on the impairment assessment on the Initial Test Well and it was determined that these amounts were also impaired. As a result this amount along with the $904,844 amount disclosed above have been recorded on as a write-down of oil and gas leases totaling $2,905,409 (2009 - $Nil) on the statement of operations.

Unevaluated property costs, primarily including portions of the deposit on oil and gas leases, consulting, legal, geologist services and geological data costs, being excluded from the amortizable evaluated property base, consisted of $585,072 incurred in 2010 (2009 - $571,195). These costs are directly related to the acquisition and evaluation of unproved properties.

The excluded costs and related reserves are included in the amortization base as the properties are evaluated and proved reserves are established or impairment is determined. The Company expects that the majority of these costs will be evaluated over the next one to three years.

The Company’s unevaluated property balance of $1,013,468 at December 31, 2010 reflects a $442,273 increase as compared to the December 31, 2009, and entirely relates to the evaluation of the remainder of the Company’s Fort Bend and Wharton Counties, Texas leases.

Note 4.	LOANS PAYABLE

The Company has the following loans payable:

	December 31,	December 31,
	2010	2009
Art Brokerage – Current(a)	$89,743	$586,519
Art Brokerage – Current(b)	540,000	-
Art Brokerage – Term Loan(d)	400,000	-
Mr. Alonzo B. Leavell(a)	20,000	20,000
	1,049,743	606,519
Art Brokerage – Term Loan (d)	2,000,000	-
Senergy Partners LLC(c)	357,750	357,750
	2,357,750	357,750
	$3,407,493	$964,269

(a)	These amounts are unsecured; bear no interest, with no specific terms of repayment.

(b)	These amounts are unsecured; bear interest at 5% per annum, with no specific terms of repayment.

(c)

This credit facility is unsecured, bears interest at 8% per annum, maturing on December 31, 2012 (see Note 7(a)). The remaining amount available under this credit facility is $142,250 as at December 31, 2010.

(d)

On September 20, 2010, the Company entered into a loan agreement (the “Loan Agreement”) with Art Brokerage, Inc. (“Art Brokerage”), pursuant to which Art Brokerage provided the Company with a non- revolving term loan in the amount of $2,400,000 having an interest rate of 5% per annum. The loan matures on April 1, 2015 with interest calculated and compounded monthly, payable on the 1st day of each calendar month commencing May 1, 2011. In addition to the monthly interest payments, the Company will make monthly principal payments in the amount of $50,000, commencing on May 1, 2011 and continuing on the 1st day of each month until the Company’s indebtedness is repaid in full. The loan matures on April 1, 2015.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010
(Expressed in U.S. Dollars)

Note 4.	LOANS PAYABLE – continued

(d)	- continued

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

In addition and as further collateral of the Company’s indebtedness under the Loan Agreement, the Company and Art Brokerage entered into a pledge and security agreement dated September 20, 2010, pursuant to which the Company agreed to pledge to Art Brokerage a first priority security interest in all of the shares of capital stock of Eskota Energy Corporation, the wholly-owned subsidiary of the Company, and all proceeds with respect to such stock.

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

Both Senergy and Art Brokerage are beneficially controlled by a significant shareholder of the Company.

Principal repayments over the remaining terms of the loans are as follows:

2011	$1,049,743
2012	957,750
2013	600,000
2014	600,000
2015	200,000
Total	$3,407,493

Note 5.	CONVERTIBLE DEBT

a)

On November 26, 2009, the Company issued a convertible note in the amount of $100,000 to a related party to settle an outstanding payable of $100,000. This convertible note is due on demand, and bears interest at 8% per annum. The debt is convertible into common shares at a conversion rate of $0.30 per share.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010
(Expressed in U.S. Dollars)

Note 5.	CONVERTIBLE DEBT - continued

b)

On December 11, 2009, the Company issued a convertible note in the amount of $35,625. This convertible note was due on June 11, 2010 and bore interest at 8% per annum. The debt was convertible into common shares at $0.75 per share. The Company has the right to prepay any portion of the principal amount of this debenture without prior written consent of the holder. This note was converted during the year ended December 31, 2010 (Note 7).

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

	December 31,	December 31,
	2010	2009
Issuance of convertible note (a)	$100,000	$100,000
Issuance of convertible note (b)		35,625
	$100,000	$135,625

Note 6.	RELATED PARTY TRANSACTIONS

Effective September 23, 2010, the Company entered into two consulting agreements, one with the President, CEO and CFO (the “President”) and one with the Secretary. As consideration for the performance of consulting services under the agreement, the Company agreed to pay the President and Secretary $10,000 and $5,000 per month and a one-time bonus of $250,000 and $100,000, respectively, upon the spudding of the Company’s first commercial well drilled on the Company’s Farmout Acreage, as such term is defined under the Company’s farmout agreement with Southeastern Pipeline Company dated December 7, 2009. Under the agreement the President and Secretary was also granted stock options to acquire 700,000 and 400,000 shares of common stock, respectively, at an exercise price of $1.05 per share until August 20, 2015 in accordance with the terms of the Company’s 2009 Stock Option Plan. The agreement is for a term of three years. Notwithstanding the three year term, the agreement may be terminated at any time by the Company without notice in the event the President breaches the terms of this agreement.

Management fees of $112,500 were charged to expense in these financial statements for the year ended December 31, 2010 (2009 - $90,000).

During the year ended December 31, 2010 the Company advanced $43,614 (2009 - $Nil) to the Company’s president to pay for future expenses incurred by the individual on behalf of the Company. The advances are non-interest bearing and have no specific terms of repayment.

During the year ended December 31, 2010, the Company incurred $65,181 (2009 - $5,582) in interest charges on loans payable to a significant shareholder of the Company. Of these amounts $65,181 (2009 -$5,582) was payable as at December 31, 2010.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010
(Expressed in U.S. Dollars)

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

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010
(Expressed in U.S. Dollars)

Note 7.	SHARE CAPITAL - continued

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

On July 19, 2010 the Company issued 49,925 common shares upon conversion of its Convertible Debenture dated December 11, 2009 in the principal amount of $35,625 and outstanding interest to July 19, 2010 of $1,788 (Note 5(b)).

On July 27, 2010 the Company entered into a data purchase agreement with two individuals (collectively the “Vendors”), pursuant to which the Company agreed to purchase from the Vendors geologic data relating to certain oil and gas mineral leases located in Texas, including among other things: electric logs, seismic work, seismic reprocessing, data from the Texas Railroad Commission. In consideration for the acquisition of the geologic data from the Vendors the Company issued 350,000 shares of the common stock of the Company to the Vendors. The transactions were recorded at the quoted market price of $1.05 per share for total consideration of $367,500 which was capitalized to Oil and Gas Leases on the balance sheet (Note 3).

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010
(Expressed in U.S. Dollars)

Note 7.	SHARE CAPITAL - continued

On September 7, 2010 the Company issued a further 725,971 shares to settle $762,269 owed to ABI. The transaction was recorded at the quoted market price of $1.40 and resulted in a loss on settlement of loan payable of $254,090.

On December 21, 2010, the Company completed a private placement of 500,000 shares of its common stock at a price of $0.50 for gross proceeds of $250,000 to an offshore subscriber pursuant to Regulation S of the Securities Act of 1933. The offering was completed in connection with the above noted sale of a 15% working interest in the Well. These shares were issued subsequent to December 31, 2010. .

Note 8.	STOCK OPTION PLAN

Stock options

The stock option plan of the Company provides for the granting of up to 7,500,000 stock options to key employees, directors and consultants, of common shares of the Company. Under the stock option plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Board of Directors.

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

During the year ended December 31, 2010, there were 1,100,000 options granted to officers and a director of the Company. All options granted were fully vested at the date of issuance which resulted in a stock-based compensation expense of $1,592,250 being charged to operations during the year ended December 31, 2010. These options are exercisable at a price of $1.05 per option and expire on August 20, 2015. The fair value of these options granted was approximately $1.45 per share on the grant date.

Weighted average assumptions used in calculating compensation expense in respect of options granted using the Black-Scholes option pricing model were as follows:

	2010	2009
Risk-free interest rate	1.34%	2.42%
Dividend yield	Nil	Nil
Expected volatility	278%	317%
Weighted average expected life of options	4.91 years	3.36 years

No stock options were exercised, cancelled or expired during the years ended December 31, 2009 and 2010.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010
(Expressed in U.S. Dollars)

Note 8.	STOCK OPTION PLAN - continued

The following is a summary of the status of the Company’s stock options as of December 31, 2010 and the stock option activity during the year ended December 31, 2010:

	Number of	Exercise
	Options	Price
Outstanding at December 31, 2008	-
Granted	145,000	$0.40
Outstanding at December 31, 2009	145,000	$0.40
Granted	1,100,000	$1.05
Outstanding at December 31, 2010	1,245,000	$1.03

All options that were outstanding were exercisable at December 31, 2010 and 2009 as a result of all options being fully vested upon grant.

At December 31, 2010, the Company had share purchase options outstanding as follows:

			Aggregate
Exercise Price	Number of Options	Expiry Date	Intrinsic Value
$0.40	145,000	December 31, 2012	$174,000
$1.05	1,100,000	August 20 2015	605,000
December 31, 2010	1,245,000		$779,000
December 31, 2009	145,000		$87,000

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $1.60 per share as of December 31, 2010 (2009 – $1.00), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of December 31, 2010 was 1,245,000 (2009 –145,000).

Note 9.	INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2010 and 2009 are presented below:

	2010	2009
Operating losses	$374,000	$161,000
Capital losses	97,000	97,000
Oil and gas leases	987,000	-
Valuation allowance	(1,458,000)	(258,000)
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010
(Expressed in U.S. Dollars)

Note 9.	INCOME TAXES - continued

The provision for income taxes differs from the amount estimated using the United States federal statutory income tax rate as follows:

	For the year ended December 31, 2010	For the year ended December 31, 2009
Income tax recovery based on federal US statutory rates	$(1,802,000)	$(1,167,000)
Loss on debt settlement	89,000	1,095,000
Stock based compensation	513,000	15,000
Increase in valuation allowance	1,200,000	57,000
	$-	$-

At December 31, 2010, the Company had estimated losses carried forward of approximately $1,099,000 (2009 - $551,000) that may be available to offset future taxable income. The valuation allowance was increased by $133,000, representing the tax effect of operating losses restricted due to the change in ownership during the year ended December 31, 2009.

The potential tax benefits have been fully allowed for in the valuation allowance in these financial statements. These Federal and state net operating loss carry-forwards begin to expire on various dates from 2026 through 2030.

The Company files income tax returns in the United States. All of the Company’s tax returns are subject to tax examinations until respective statute of limitation. The Company currently has no tax years under examination. The Company’s tax filings for the years 2006 - 2010 remain open to examination.

Based on management’s assessment of ASC 740, the Company concluded that the adoption of ASC 740 had no significant impact on our results of operations or financial position, and required no adjustment to the opening balance sheet accounts. The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of December 31, 2009 and 2010.

As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within twelve months of the reporting date.

Note 10.	ASSET RETIREMENT OBLIGATIONS

The Company is required to plug and abandon any wells which it has drilled. The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up its Oil & Gas properties. The Company estimated that total payments of approximately $50,000 would be required to return the property to its normal state as at December 31, 2010. The following is a summary of asset retirement obligations:

	2010	2009
Balance, beginning of the year	$-	$-
Additions	50,000	-
Balance, end of the year	$50,000	$-

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010
(Expressed in U.S. Dollars)

Note 10.	ASSET RETIREMENT OBLIGATIONS - continued

The fair value of the Company's asset retirement obligations are determined using discounted cash flow methodologies based on inputs that are not readily available in public markets. The fair value of the asset retirement obligations is reflected on the balance sheet as follows.

Description	Level 1	Level 2	Level 3
Asset Retirement
Obligations	-	-	$50,000
Total	-	-	$50,000

Note 11.	SUBSEQUENT EVENTS

On January 13, 2011 the Company granted 50,000 options with an exercise price of $1.50 to two consultants of the Company which expire on January 13, 2013.

On February 28, 2011 the Company entered into debt settlement and subscription agreements with two subscribers pursuant to which the Company settled an aggregate of $50,000 debt in consideration of the issuance of 50,000 shares. The debt related to certain amounts owed to Art Brokerage by third parties that were subsequently assigned to the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures and remediation

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of December 31, 2010, including the remedial actions discussed below, and we have concluded that, as of December 31, 2010, our disclosure controls and procedures were ineffective as discussed in greater detail below. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures.

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

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of December 31, 2010.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Limitations on Effectiveness of Controls

Our Chief Executive Officer and Chief Financial Officer does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2010, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including:

(i)

Lack of a sufficient number of independent directors for our board and audit committee. We currently have no independent director on our board, which is comprised of one director. As a publicly-traded company, we strive to have a majority of our board of directors be independent;

(ii)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2010, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

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

Our company’s accounting personnel does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company’s December 31, 2010 consolidated financial statements.

(vi)

Our company’s accounting personnel does not have sufficient technical accounting knowledge relating to accounting for oil and gas and related US GAAP accounting matters including evaluation of unproved properties and performing a ceiling test. Management corrected any errors prior to the release of our company’s December 31, 2010 consolidated financial statements.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2011 assessment of the effectiveness of our internal control over financial reporting.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position
Robert Kinloch	55	President, Chief Executive Officer, Chief Financial Officer and Director
Donald Kinloch	52	Secretary and Treasurer

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

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Robert Kinloch	1(1)	17	Nil
Donald Kinloch	1(2)	2	Nil
Donna Rose	2(1)	1	Nil

(1)	The named director, officer or greater than 10% shareholder, as applicable, filed a late Form 4 – Statement of Changes in Beneficial Ownership of Securities.

(2)	The named director, officer or greater than 10% shareholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2010; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended December 31, 2010 and 2009, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Kinloch President, Chief Executive Officer and Director	2010 2009	97,500 90,000	Nil Nil	Nil Nil	1,013,250 Nil	Nil Nil	Nil Nil	Nil Nil	1,110,750 90,000
Donald Kinloch Secretary and Treasurer	2010 2009	15,000	Nil Nil	Nil Nil	579,000 29,577	Nil Nil	Nil Nil	Nil Nil	594,000 29,577

(1) For a description of the methodology and assumptions used in valuing the option awards granted to our officers and directors during the year ended December 31, 2010, please review Note 8 to the financial statements included herein.

Employment Contracts

Effective September 23, 2010, we entered into a consulting agreement with Robert Kinloch, pursuant to which the Company engaged Mr. Kinloch to, among other things: perform the duties of President, Chief Executive Officer and Chief Financial Officer of the Company, prepare and execute any and all records and filings required to maintain the Company’s public listing, attend to governance issues as they relate to the Nevada registration, provide the Board with any information required to administer the affairs of the Company, advise and recommend, if requested, on any circumstance that may arise relating to asset or acquisition integration, tax matters, market factors and corporate finance. As consideration for the performance his consulting services under the agreement, the Company agreed to pay Mr. Kinloch $10,000 per month and a one time bonus of $250,000 upon the completion of the Company’s first commercial well drilled on the Company’s Farmout Acreage, as such term is defined under the Company’s farmout agreement (the “Farmout Agreement”) with Southeastern Pipeline Company dated December 7, 2009. Under the agreement Mr. Kinloch was also granted stock options to acquire 700,000 shares of common stock at an exercise price of $1.05 per share until August 20, 2015 in accordance with the terms of the Company’s 2009 Stock Option Plan. The agreement is for a term of three years. Notwithstanding the three year term, the agreement may be terminated at any time by the Company without notice in the event Mr. Kinloch breaches the terms of this agreement.

Effective September 23, 2010, we entered into a consulting agreement with Donald Kinloch, pursuant to which the Company engaged Mr. Kinloch to, among other things: perform the duties of Secretary of the Company, prepare and execute any and all records and filings required to maintain the Company’s corporate records, interface with shareholders and any person or group having a legitimate interest in the affairs of the Company, provide the board of the Company with any information required to administer the affairs of the Company, and advise and recommend, if requested, on any circumstance that may arise relating to asset management and field operations. As consideration for the performance his consulting services under the agreement, the Company agreed to pay Mr. Kinloch $5,000 per month and a one time bonus of $100,000 upon the completion of the Company’s first commercial well drilled on the Company’s Farmout Acreage, as such term is defined under the Company’s Farmout Agreement. Under the agreement Mr. Kinloch was also granted stock options to acquire 400,000 shares of common stock at an exercise price of $1.05 per share until August 20, 2015 in accordance with the terms of the Company’s 2009 Stock Option Plan. The agreement is for a term of three years. Notwithstanding the three year term, the agreement may be terminated at any time by the Company without notice in the event Mr. Kinloch breaches the terms of this agreement.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each director certain information concerning the outstanding equity awards as of December 31, 2010.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Robert Kinloch	700,000	-	-	$1.05	08/20/15	Nil	-	Nil	Nil
Donald Kinloch	100,000 400,000	- -	- -	$0.40 $1.05	12/31/12 08/20/15	Nil	-	Nil	Nil

Aggregated Options Exercised in the Year Ended December 31, 2010 and Year End Option Values

There were no stock options exercised during the year ended December 31, 2010.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended December 31, 2010.

Director Compensation

We reimburse our director for expenses incurred in connection with attending board meetings. We did not pay any other director’s fees or other compensation for services rendered as a director for the fiscal year ended December 31, 2010.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 30, 2011, there were 12,152,617 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

	Name and Address	Number of Shares	Percentage of Class
Title of Class	of Beneficial Owner	Beneficially Owned (1)	(2)
Directors and Officers:

Common Stock	Robert J. Kinloch 2501 Lansdowne Ave. Saskatoon, SK Canada S7J 1H3	773,623(3)	6.02%

Common Stock	Donald Kinloch 302-95 Sidney St. Belleville, Ontario Canada K8P 1J6	525,000(4)	4.15%

Common Stock	Directors and Officers as a group (two)	1,298,623(5)	9.73%

Major Shareholders:

Common Stock	Robert J. Kinloch 2501 Lansdowne Ave. Saskatoon, SK Canada S7J 1H3	773,623(3)	6.02%

Common Stock	Donna Rose 2245 N. Green Valley Pkwy Suite 429 Henderson, NV 89014	9,713,071(6)	79.93%

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

(2)	The percentage of class is based on 12,152,617 shares of common stock issued and outstanding as of March 30, 2011.

(3)	Total consists of 73,623 shares of the Company beneficially owned by Mr. Robert Kinloch and 700,000 shares of the Company acquirable on exercise of options within 60 days of the date hereof.

(4)	Total consists of 25,000 shares of the Company beneficially owned by Mr. Donald Kinloch and 500,000 shares of the Company acquirable on exercise of options within 60 days of the date hereof.

(5)	Total consists of 1,200,000 shares of the Company acquirable on exercise of options within 60 days of the date hereof.

(6)

Total consists of 37,100 shares of the Company beneficially owned by Donna Rose, 8,950,000 shares of the Company owned by Senergy Partners LLC, a private corporation beneficially owned by Donna Rose and 725,971 shares of the Company owned by Art Brokerage, Inc., a private corporation beneficially owned by Donna Rose.

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set out below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our company’s fiscal year ended December 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

On February 13, 2009, the Company entered into a loan agreement with Senergy Partners LLC (“Senergy”), a private Nevada limited liability corporation, pursuant to which the Company received a revolving loan of up to $1,000,000 (the “Credit Facility”). The outstanding principal amount of the Credit Facility together with all accrued and unpaid interest and all other amounts outstanding thereunder are due and payable in full on December 31, 2012, the maturity date. Outstanding principal under the Credit Facility bears interest at an annual rate of 8%. As a condition of the Credit Facility, the Company agreed to use funds received under the Credit Facility solely for the purpose of funding ongoing general and administrative expenses, consulting and due diligence expenses, professional fees and joint venture programs. As of the date of this annual report we have $142,250 available under our Credit Facility with Senergy.

In consideration of Senergy entering into the Credit Facility, the Company agreed to enter into a debt settlement and subscription agreement (the “Debt Settlement Agreement”) with Senergy dated as of February 13, 2009. Pursuant to the terms of the Debt Settlement Agreement, the Company agreed to issue to 8,950,000 post-split shares of its common stock at a deemed price of $0.05 per share in settlement of a $447,500 debt owed to Senergy. In connection with our entry into the Credit Facility and Debt Settlement Agreement with Senergy, the Company entered into an Assignment and Assumption Agreement (the “Assignment Agreement”) with Senergy and Art Brokerage, Inc. (“ABI”) pursuant to which ABI assigned to Senergy all its right, title and interest to a debt (the “Assigned Debt”) of US$447,500 owed by the Company to ABI. The Company executed the Assignment Agreement solely to consent to and acknowledge the assignment of the Assigned Debt as contemplated by the agreement. As a result of the above transactions a change in control of the Company has occurred. Senergy has acquired 8,950,000 post-split shares. There are no arrangements or understandings among the Company and Senergy and/or its affiliates with respect to election of directors or other matters.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2010 and December 31, 2009 for professional services rendered by BDO Canada LLP, Chartered Accountants, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Audit Fees	$82,512	$50,400
Audit Related Fees	-	-
Tax Fees	$6,452	$4,100
All Other Fees	-	-
Total	$88,964	$54,500

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

10.18

Debt Settlement and Subscription Agreement between Maverick Minerals Corporation and Art Brokerage, Inc. dated September 7, 2010 (incorporated by reference from our Form 8-K Current report, filed on September 16, 2010)

10.19

Loan Agreement dated September 20, 2010 (and related security agreements) between Maverick Minerals Corporation and Art Brokerage, Inc. (incorporated by reference from our Form 8-K Current report, filed on September 24, 2010)

10.20

Pledge and Security Agreement dated September 20, 2010 between Maverick Minerals Corporation and Art Brokerage, Inc. (incorporated by reference from our Form 8-K Current report, filed on September 24, 2010)

10.21	Security Agreement dated September 20, 2010 between Maverick Minerals Corporation and Art Brokerage, Inc. (incorporated by reference from our Form 8-K Current report, filed on September 24, 2010)

10.22	Amendment Agreement dated September 15, 2010 between Maverick Minerals Corporation and Art Brokerage, Inc. (incorporated by reference from our Form 8-K Current report, filed on September 24, 2010)

10.23	Consulting Agreement dated September 23, 2010 between Maverick Minerals Corporation and Robert Kinloch (incorporated by reference from our Form 8-K Current report, filed on September 24, 2010)

10.24	Consulting Agreement dated September 23, 2010 between Maverick Minerals Corporation and Donald Kinloch (incorporated by reference from our Form 8-K Current report, filed on September 24, 2010)

10.25	Form of Subscription Agreement dated December 21, 2010 (incorporated by reference from our Form 8-K Current report, filed on December 28, 2010)

10.26

Joint Operating Agreement dated effective December 6, 2010 between Maverick Minerals Corporation, Getty Resources Inc. and James Kearney (incorporated by reference from our Form 8- K Current report, filed on December 28, 2010)

10.27

Joint Operating Agreement dated effective December 7, 2010 between Maverick Minerals Corporation and Arrowdog, LLP (incorporated by reference from our Form 8-K Current report, filed on December 28, 2010)

10.28	Letter Agreement dated December 6, 2010 between Maverick Minerals Corporation and John Kearney (incorporated by reference from our Form 8-K Current report, filed on December 28, 2010)

Exhibit Number	Description
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 24, 2008)

21.1*	List of Subsidiaries

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAVERICK MINERALS CORPORATION

By	/s/ Robert Kinloch
Robert Kinloch
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	April 11, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Robert Kinloch
Robert Kinloch
Sole director, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	April 11, 2011