Form 10-Q
period 2011-03-31
MAVERICK MINERALS CORP
filed 2011-05-20
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of May 19, 2011, there were 12,152,617 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
Unaudited
(Expressed in U.S. Dollars)

	March 31,	December 31,
	2011	2010

Current Assets
Cash	$17,663	$64,767
Advances to related party (Note 6)	73,699	43,614
	91,362	108,381
Long term asset
Oil and gas leases (Note 3)	1,013,718	1,013,468
TOTAL ASSETS	$1,105,080	$1,121,849

Current Liabilities
Accounts payable	$107,254	$118,352
Accrued liabilities	4,581	25,975
Accrued interest on loans payable (Note 6)	123,426	76,976
Convertible debt (Note 5)	100,000	100,000
Loans payable (Note 4)	1,217,743	1,049,743
TOTAL CURRENT LIABILITIES	1,553,004	1,371,046

Long term liabilities
Loans payable (Note 4)	2,207,750	2,357,750
Asset retirement obligation (Note 9)	50,000	50,000
TOTAL LIABILITIES	3,810,754	3,778,796

Capital Deficit
Capital Stock (Note 7)
Common Shares Authorized: 750,000,000 common shares at $0.001 par value Issued and fully paid 12,152,617 (December 31, 2010 - 11,602,617) common share Par value	12,153	11,603
Additional paid-in capital	8,010,051	7,616,851
Shares to be issued	-	250,000
Deficit, accumulated during the exploration stage	(10,728,751)	(10,536,274)
Accumulated other comprehensive income	873	873
TOTAL CAPITAL DEFICIT	(2,705,674)	(2,656,947)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$1,105,080	$1,121,849

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(Expressed in U.S. Dollars)

	Cumulative From
	Date of Inception
	(April 21, 2003)	Three Months Ended
	to March 31	March 31
	2011	2011	2010

General and administration expenses
Audit fees	$444,239	$53,751	$11,520
Freight	7,600	-	-
Insurance	186,297	-	-
Accounting, legal, engineering & consulting investor relations	514,770	2,011	11,524
Management fees and stock based compensation (Notes 6 and 7	2,799,839	138,250	22,500
Office	75,403	1,331	1,108
Telephone and utilities	83,059	-	-
Transfer agent fees	33,818	298	-
Travel	275,768	22,937	5,738
Wages and benefits	86,588	-	-
Gain on disposal of assets	(795,231)	-	-
Write-down (recovery) on oil and gas leases (Note 3	2,830,409	(75,000)	-
	(6,542,559)	(143,578)	(52,390)
Other income (expenses)
Interest expense (Note 6)	(180,565)	(46,450)	(9,732)
Loss on settlement of loans payable (Note 7)	(3,458,690)	(500)	-
Loss on foreign exchange	(15,468)	(1,949)	(959)
Gain on liabilities write-off	618,231	-	-
	(3,036,492)	(48,899)	(10,691)
Loss from continuing operations	(9,579,051)	(192,477)	(63,081)

Loss from discontinued operations	(1,149,700)	-	-
Loss for the period	(10,728,751)	(192,477)	(63,081)
Other Comprehensive Income
Foreign currency translation adjustments	873	-	-
Comprehensive Loss	$(10,727,878)	$(192,477)	$(63,081)

Loss per share - basic and diluted		($0.02)	($0.01)
Weighted average shares outstanding		11,882,617	10,476,721

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Unaudited
(Expressed in U.S. Dollars)

	Cumulative From
	Date of Inception
	(April 21, 2003)	Three month period ended
	to March 31	March 31
	2011	2011	2010

Operating Activities
Net loss for the period	$(10,728,751)	$(192,477)	$(63,081)
Adjustments to reconcile net loss for the period to cash used in operating activities
Impairment of investment in oil and gas leases	3,250,368	(75,000)	-
Gain on disposal of assets	(933,995)	-	-
Gain on liabilities write-off	(618,231)	-	-
Stock based compensation	1,925,380	93,250	-
Depreciation	277,578	-	-
Shares issued for services	105,000	-	-
Loss on settlement of loan payable	3,458,690	500	-
Changes in non-cash working capital items
Accounts payable	1,673,471	(11,098)	5,657
Accrued liabilities	10,163	(21,394)	5,938
Accrued interest	119,632	46,450	-
Advances to related party	(73,699)	(30,085)	-
Cash used in operating activities	(1,534,394)	(189,854)	(51,486)

Investing Activities
Investment in oil and gas leases	(2,416,021)	(250)	(31,034)
Proceeds from the sale of working interests	650,000	-	-
Prepaid expenses	(2,000,565)	-	-
Purchase of property and equipment	(311,367)	-	-
Refund on oil and gas deposi	75,000	75,000	-
Cash used in (provided by) investing activities	(4,002,953)	74,750	(31,034)

Financing Activities
Proceeds from (repayment of) convertible debt	35,625	-	(2,925)
Repayment of loans payable	(220,000)	-	-
Shares issued for cash	303,850	-	-
Proceeds from loans payable	5,434,662	68,000	82,750
Cash provided by financing activities	5,554,137	68,000	79,825

Increase (decrease) in cash during the period	16,790	(47,104)	(2,695)
Effect of cumulative currency translation	873	-	-
Cash, beginning of the period	-	64,767	6,024
Cash, end of the period	$17,663	$17,663	$3,329

Supplemental Cash Flow information
Interest paid	$35,000	$-	$-
Non-cash investing and financing activities:
Impairment in oil and gas leases	419,959	-	-
Investment in oil and gas leases in exchange for notes payable to Veneto	1,455,000	-	-
Transfer of leases in settlement of notes payable	1,455,000	-	-
Assignment of accounts payable from transfer of leases	193,764	-	-
Settlement of loan payable	1,531,469	50,000	-
Forgiveness of related party balances payable	1,027,791	-	-
Forgiveness of loan payable	311,400	-	-
Shares issued for property services	210,000	-	-
Exchange of accounts payable for convertible debt	100,000	-	-
Shares issued for data purchase	367,500	-	-
Shares issued on conversion of debt	35,625	-	-
Shares issued for accrued interest on conversion of debt	1,778	-	-
Asset retirement obligation	50,000	-	-

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Statement of Changes in Capital Deficit
For the Period From date of inception on April 21, 2003 to March 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

				Shares to be		Accumulated
	Number of	Par Value	Additional	Issued		Other	Total
	Common	@$0.001	Paid-in	(Subscriptions	Accumulated	Comprehensive	Capital
	Shares	Per Share	Capital	Receivable )	Deficit	Loss	Deficit
Balance, April 21, 2003	10	$-	$-	$-	$-	$-	$-
Adjustment for the issuance of
common stock on recapitalization	3,758,040	3,758	(3,758)	-	-	-	-
	3,758,050	3,758	(3,758)	-	-	-	-
Adjustment to capital deficit of the
Company at the recapitalization date	417,603	418	(945,307)	-	-	-	(944,889)
	4,175,653	4,176	(949,065)	-	-	-	(944,889)
Shares issued for management services (Note 7)	150,000	150	104,850	-	-	-	105,000
Currency translation adjustment	-	-	-	-	-	873	873
Net loss for the period	-	-	-	-	(626,985)	-	(626,985)
Balance, December 31, 2003	4,325,653	4,326	(844,215)	-	(626,985)	873	(1,466,001)
Shares issued for cash (Note 7)	1,000,000	1,000	24,000	-	-	-	25,000
Shares subscribed but unissued	-	27,500	-	-	-	-	27,500
Forgiveness of related party balances payable	-	-	1,027,791	-	-	-	1,027,791
Net income for the year	-	-	-	-	71,698	-	71,698
Balance, December 31, 2004	5,325,653	32,826	207,576	-	(555,287)	873	(314,012)
Shares subscribed but unissued	-	(27,500)	-	-	-	-	(27,500)
Shares issued for cash (Note 7)	2,750,000	2,750	24,750	-	-	-	27,500
Cancellation of shares (Note 7)	(5,437,932)	(5,438)	5,438	-	-	-	-
Compensation expense on share cancellation (Note 7)	-	-	44,720	-	-	-	44,720
Shares issued for loan payable settlement (Note 7)	89,500	90	125,211	-	-	-	125,300
Shares issued for cash (Note 7)	7,500	8	743	-	-	-	750
Stock based compensation	-	-	140,438	-	-	-	140,438
Net loss for the year	-	-	-	-	(1,036,098)	-	(1,036,098)
Balance, December 31, 2005	2,734,721	2,735	548,875	-	(1,591,385)	873	(1,038,902)
Shares issued for cash (Note 7)	6,000	6	594	(600)	-	-	-
Stock based compensation	-	-	11,401	-	-	-	11,401
Net loss for the year	-	-	-	-	(128,774)	-	(128,774)
Balance, December 31, 2006	2,740,721	2,741	560,870	(600)	(1,720,159)	873	(1,156,275)
Net loss for the year	-	-	-	-	(192,410)	-	(192,410)
Balance, December 31, 2007	2,740,721	2,741	560,870	(600)	(1,912,569)	873	(1,348,685)
Share subscriptions paid (Note 7)	-	-	-	600	-	-	600
Net income for the year	-	-	-	-	109,951	-	109,951
Balance, December 31, 2008	2,740,721	2,741	560,870	-	(1,802,618)	873	(1,238,134)
Cancellation of shares (Note 7)	(2,000,000)	(2,000)	2,000	-	-	-	-
Shares issued for loan payable settlement (Note 7)	8,950,000	8,950	3,571,050	-	-	-	3,580,000
Shares issued for loan payable settlement (Note 7)	436,000	436	217,564	-	-	-	218,000
Shares issued for consulting services (Note 7)	350,000	350	209,650	-	-	-	210,000
Stock based compensation (Note 8)	-	-	43,321	-	-	-	43,321
Net loss for the year	-	-	-	-	(3,433,469)	-	(3,433,469)
Balance, December 31, 2009	10,476,721	10,477	4,604,455	-	(5,236,087)	873	(620,282)
Shares issued upon conversion of debt (Note 7)	49,925	50	37,363	-	-	-	37,413
Shares issued for loan payable settlement (Note 7)	725,971	726	1,015,633	-	-	-	1,016,359
Shares issued for data purchase (Note 7)	350,000	350	367,150	-	-	-	367,500
Stock based compensation (Note 8)	-	-	1,592,250	-	-	-	1,592,250
Shares to be issued (Note 7)	-	-	-	250,000	-	-	250,000
Net loss for the year	-	-	-	-	(5,300,187)	-	(5,300,187)
Balance, December 31, 2010	11,602,617	11,603	7,616,851	250,000	(10,536,274)	873	(2,656,947)
Shares issued for cash (Note 7)	500,000	500	249,500	-	-	-	250,000
Shares issued for loan payable settlement (Note 7)	50,000	50	50,450	-	-	-	50,500
Stock based compensation (Note 8)	-	-	93,250	-	-	-	93,250
Shares to be issued (Note 7)				(250,000)			(250,000)
Net loss for period	-	-	-	-	(192,477)	-	(192,477)
Balance, March 31, 2011	12,152,617	$12,153	$8,010,051	$-	$(10,728,751)	$873	$(2,705,674)

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2011
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

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As at March 31, 2011, the Company has negative working capital of $1,461,642 (December 31, 2010 - $1,262,665), and has an accumulated deficit of $10,728,751 at March 31, 2011.  The continuation of the Company is dependent upon obtaining a successful new exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management anticipates that it requires approximately $2,625,000 to cover general and administrative expenses and estimated expenditures related to the oil and gas leases (Note 3) over the twelve months ending March 31, 2012 to continue operations.  The majority of this anticipated requirement will be funded by the $142,250 available on the Company’s $500,000 revolving loan obtained during the year ended December 31, 2009 which bears interest at an annual rate of 8%, by future equity issuances and by debt financing.  In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,553,004.  To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company plans to raise necessary cash through equity issuances and/or debt financing.  Amounts raised will be used to continue the development of the Company's explorations activities, and for other working capital purposes.

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
March 31, 2011
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2010. The Company follows the same accounting policies in the preparation of interim reports.

Results of the operations for the interim periods are not indicative of future results.

(a)	New Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update No. 2010-12 which amends topic 718 “Compensation— Stock Compensation”. The amendment addresses the classification of employee share- based payments awards with an exercise price denominated in the currency of a market in which the underlying equity security trades, stating that a share-based award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s shares trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity. This new provision is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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
March 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

Note 3.	OIL AND GAS LEASES – continued

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

In connection with these leases the Company issued 350,000 shares as payment for geological data (Note 7). The Company entered into a letter agreement dated December 6, 2010 (the “Letter Agreement”) with an accredited investor (the “Purchaser”) pursuant to which the Purchaser and his nominee acquired a fifteen percent (15%) working interest in the Company’s initial test well being drilled in Fort Bend County, Texas having the permitted name of Lankford Trust No. 1 (the “Initial Test Well”) for the sum of $500,000. In accordance with the terms of the Letter Agreement, the Company and the Purchaser concurrently entered into a joint operating agreement dated effective December 6, 2010 pursuant to which each party agreed to pay or deliver, or cause to be paid or delivered, all burdens and liabilities on its share of the production in regards to the Well, but not in excess of thirty percent (30%) and to indemnify, defend and hold the other party free from any liability therefore. As a condition of the Letter Agreement and joint operating agreement, the Purchaser and/or their nominees will be entitled to receive a 25% share from any proceeds of the Well until such time as their initial investment of $500,000 has been repaid after which time the distribution to the Purchaser reverts to 15% in accordance with their interest in the Well. The $500,000 received for the sale of the working interest has been applied against the costs capitalized to Oil and Gas Leases.

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

Thereafter, Arrowdog will be responsible for their pro-rata share of expenses for maintenance and production with the Company. The $150,000 received for the sale of the working interest has been applied against the costs capitalized to Oil and Gas Leases.

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
March 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

Note 3.	OIL AND GAS LEASES – continued

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

As a result management has determined that costs capitalized to date relating to the drilling and exploration of the Initial Test Well are impaired and have recorded a writedown on its oil and gas exploration expenditures capitalized of $904,844 as at December 31, 2010 on the statement of operations. There was no further impairment for the three month period ended March 31, 2011.

Net carrying costs as at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Deposit on oil and gas leases	$350,000	$350,000
Drilling and exploration	1,167,021	1,167,021
Consulting costs	235,113	235,113
Legal costs	17,116	17,116
Geologist services	381,812	381,562
Geological data	367,500	367,500
Asset retirement obligation	50,000	50,000
Incidental revenue	(650,000)	(650,000)
	1,918,562	$1,918,312
Write down of Oil & Gas leases	(904,844)	(904,844)
Interest in Oil & Gas leases	$1,013,718	$1,013,468

In addition, $2,000,565 was paid in deposits to the Operator of the Initial Test Well as a prepayment for future drilling work to be completed on the well subsequent to year end which were also included on the impairment assessment on the Initial Test Well and it was determined that these amounts were also impaired. As a result this amount along with the $904,844 amount disclosed above have been recorded as a write-down of oil and gas leases totaling $2,905,409 for the year ended December 31, 2010 on the statement of operations. During the three month period ended March 31, 2011 the Company received a $75,000 refund on deposits paid to the Operator of the Initial Test Well and as a result this amount was recorded as a recovery on oil and gas leases As at March 31, 2011, $36,262 remains unapplied from the amounts deposited to the Operator of the Initial Test Well.

Unevaluated property costs, primarily including portions of the deposit on oil and gas leases, consulting, legal, geologist services and geological data costs, being excluded from the amortizable evaluated property base, consisted of $585,322 incurred in 2011 (December 31, 2010 - $585,072). These costs are directly related to the acquisition and evaluation of unproved properties. The excluded costs and related reserves are included in the amortization base as the properties are evaluated and proved reserves are established or impairment is determined. The Company expects that the majority of these costs will be evaluated over the next one to three years. The Company’s unevaluated property balance of $1,013,718 at March 31, 2011 reflects a $250 increase as compared to the December 31, 2010, and entirely relates to payment for geologist services incurred during the first quarter.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

Note 4.	LOANS PAYABLE

The Company has the following loans payable:

	March 31,	December 31,
	2011	2010
Art Brokerage – Current(a)	$107,743	$89,743
Art Brokerage – Current(b)	540,000	540,000
Art Brokerage – Term Loan(d)	550,000	400,000
Mr. Alonzo B. Leavell(a)	20,000	20,000
	1,217,743	1,049,743
Art Brokerage – Term Loan (d)	1,850,000	2,000,000
Senergy Partners LLC(c)	357,750	357,750
	2,207,750	2,357,750
	$3,425,493	$3,407,493

(a)	These amounts are unsecured; bear no interest, with no specific terms of repayment.

(b)	These amounts are unsecured; bear interest at 5% per annum, with no specific terms of repayment.

(c)

This credit facility is unsecured, bears interest at 8% per annum, maturing on December 31, 2012 (see Note 7(a)). The remaining amount available under this credit facility is $142,250 as at March 31, 2011.

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

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

Note 4.	LOANS PAYABLE – continued

(d)	- continued

As a further condition of the Loan Agreement, the Company agreed to enter into a general security agreement dated September 20, 2010 creating a security over the Company’s present and after-acquired personal property and over the Company’s real property and other assets.

Both Senergy and Art Brokerage are beneficially controlled by a significant shareholder of the Company.

Principal repayments over the remaining terms of the loans as at March 31st are as follows:

2011	$1,217,743
2012	957,750
2013	600,000
2014	600,000
2015	600,000
2016	50,000
Total	$3,425,493

Note 5.	CONVERTIBLE DEBT

a)

On November 26, 2009, the Company issued a convertible note in the amount of $100,000 to a related party to settle an outstanding payable of $100,000. This convertible note is due on demand, and bears interest at 8% per annum. The debt is convertible into common shares at a conversion rate of $0.30 per share.

b)

On December 11, 2009, the Company issued a convertible note in the amount of $35,625. This convertible note was due on June 11, 2010 and bore interest at 8% per annum. The debt was convertible into common shares at $0.75 per share. The Company has the right to prepay any portion of the principal amount of this debenture without prior written consent of the holder. This note was converted during the year ended December 31, 2010.

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

	March 31,	December 31,
	2011	2010
Issuance of convertible note (a)	$100,000	$100,000
	$100,000	$100,000

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

Note 6.	RELATED PARTY TRANSACTIONS

Effective September 23, 2010, the Company entered into two consulting agreements, one with the President, CEO and CFO (the “President”) and one with the Secretary. As consideration for the performance of consulting services under the agreement, the Company agreed to pay the President and Secretary $10,000 and $5,000 per month and a one-time bonus of $250,000 and $100,000, respectively, upon the spudding of the Company’s first commercial well drilled on the Company’s Farmout Acreage, as such term is defined under the Company’s farmout agreement with Southeastern Pipeline Company dated December 7, 2009. Under the agreement the President and Secretary were also granted stock options to acquire 700,000 and 400,000 shares of common stock, respectively, at an exercise price of $1.05 per share until August 20, 2015 in accordance with the terms of the Company’s 2009 Stock Option Plan. The agreement is for a term of three years. Notwithstanding the three year term, the agreement may be terminated at any time by the Company without notice in the event the President breaches the terms of this agreement.

Management fees of $45,000 were charged to expense in these financial statements for the three month period ended March 31, 2011 (2010 - $22,500).

During the quarter ended March 31, 2011 the Company advanced $30,085 to the Company’s president and secretary to pay for future expenses incurred by the individuals on behalf of the Company bringing the total amount of advances to related parties to $73,699 (December 31, 2010 - $43,614). The advances are non-interest bearing and have no specific terms of repayment.

During the three month period ended March 31, 2011, the Company incurred $44,450 (March 31, 2010 -$Nil) in interest charges on loans payable to a significant shareholder of the Company. Included in accrued interest on loans payable is $112,031 (December 31, 2010 - $65,581) payable to related parties as at March 31, 2011.

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
March 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

Note 7.	SHARE CAPITAL - continued

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
March 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

Note 7.	SHARE CAPITAL - continued

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

On December 21, 2010, the Company completed a private placement of 500,000 shares of its common stock at a price of $0.50 for gross proceeds of $250,000 to an offshore subscriber pursuant to Regulation S of the Securities Act of 1933. The offering was completed in connection with the above noted sale of a 15% working interest in the Well. These shares were issued on February 11, 2011.

On February 28, 2011 the Company entered into debt settlement and subscription agreements with two subscribers pursuant to which the Company settled an aggregate of $50,000 debt in consideration of the issuance of 50,000 shares on March 7, 2011. The debt related to certain amounts owed to Art Brokerage by third parties that were subsequently assigned to the Company. The transaction was recorded at the quoted market price of $1.01 and result in a loss on settlement of loan payable of $500.

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
March 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

Note 8.	STOCK OPTION PLAN - continued

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

On January 13, 2011 the Company granted 50,000 options with an exercise price of $1.50 to two consultants of the Company which expire on January 13, 2013. All options granted were fully vested at the date of issuance which resulted in a stock-based compensation expense of $93,250 being charged to operations during the three months ended March 31, 2011. The fair value of these options granted was approximately $1.98 per share on the grant date in 2011.

Weighted average assumptions used in calculating compensation expense in respect of options granted using the Black-Scholes option pricing model were as follows:

2011
Risk-free interest rate	0.59%
Dividend yield	Nil
Expected volatility	259%
Weighted average expected life of options	2 years

No stock options were exercised, cancelled or expired during the three month period ended March 31, 2011 and 2010.

The following is a summary of the status of the Company’s stock options as of December 31, 2010 and the stock option activity during the year ended December 31, 2010:

	Number of	Exercise
	Options	Price
Outstanding at December 31, 2009	145,000	$0.40
Granted	1,100,000	$1.05
Outstanding at December 31, 2009	1,245,000	$1.03
Granted	50,000	$1.50
Outstanding at December 31, 2010	1,295,000	$1.03

All options that were outstanding were exercisable at March 31, 2011 and December 31, 2010 as a result of all options being fully vested upon grant.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

Note 8.	STOCK OPTION PLAN - continued

At March 31, 2011, the Company had share purchase options outstanding as follows:

			Aggregate
Exercise Price	Number of Options	Expiry Date	Intrinsic Value
$0.40	145,000	December 31, 2012	$ -
$1.50	50,000	January, 13, 2013	-
$1.05	1,100,000	August 20 2015	-
March 31, 2011	1,295,000		$ -
December 31, 2010	1,245,000		$ 779,000

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.36 per share as of March 31, 2011 (December 31, 2010 – $1.60), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of March 31, 2011 was Nil (December 31, 2010 – 1,245,000).

Note 9.	ASSET RETIREMENT OBLIGATIONS

The Company is required to plug and abandon any wells which it has drilled. The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up its Oil & Gas properties. The Company estimated that total payments of approximately $50,000 would be required to return the property to its normal state as at March 31, 2011. The following is a summary of asset retirement obligations:

Balance, December 31, 2009	$-
Additions	50,000
Balance, December 31, 2010 and March 31, 2011	$50,000

The fair value of the Company's asset retirement obligations are determined using discounted cash flow methodologies based on inputs that are not readily available in public markets. The fair value of the asset retirement obligations is reflected on the balance sheet as follows.

Description	Level 1	Level 2	Level 3
Asset Retirement Obligations	-	-	$ 50,000
Total	-	-	$ 50,000

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

Recent Corporate Developments

Since the commencement of our first quarter ended March 31, 2011, we experienced the following significant corporate developments:

1.

On January 22, 2011 Maverick successfully completed drilling its Initial Test Well to 13,500 on the Company's 4,513 acre Farm-Out property in Fort Bend County, Texas. The Initial Test Well was spud on December 9, 2010 and reached its targeted depth of 13,500 feet on day 44 of the drilling program. The Company’s independent log analyst and project engineer concurred at that time that the targeted Wilcox zones were not commercially productive. Notwithstanding the presence of significant down hole pressure and strong natural gas shows during drilling, the targeted sands were poorly developed and not suitable for a completion attempt. Accordingly, the decision was made to not set production casing and to look up pipe for completion opportunities. The first completion attempt was a potential oil reservoir near 8,000’. The Yegua sand was indicated as potentially productive from open hole log analysis but proved to be non- productive after testing. The second completion attempt was made on a shallow Miocene zone. There had not been an open hole log across this interval but a significant gas show was seen on the mud log while drilling this interval. The zone was perforated and swab tested during the week of March 14-19, 2011 but yielded no significant gas. Maverick’s engineers have as of the date of this annual report completed plugging the Lankford Trust No. 1 pursuant to regulations of the Texas Railway Commission and site remediation has been successfully completed pursuant to the Surface Damage Agreement. As a result of test results showing that zones drilled were not commercially productive management determined that the direct costs capitalized in relation to the Initial Test Well were impaired.

2.

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

In October, 2010 we engaged a Texas based contractor to commence drill site construction in preparation for the drilling of the Company’s Initial Test Well Fort Bend County, Texas in December, 2010. The construction of location services included widening of an existing 2,000 foot access road and foundational re-enforcement with crushed limestone. In addition, contractors constructed the requisite drilling pad of approximately 1.5 acres in anticipation of rig mobilization. On January 22, 2011 Maverick successfully completed drilling its Initial Test Well to 13,500 on the Company’s 4,513 acre Farm-Out property in Fort Bend County, Texas. The Initial Test Well was spud on December 9, 2010 and reached its targeted depth of 13,500 feet on day 44 of the drilling program. The Company’s independent log analyst and project engineer concurred at that time that the targeted Wilcox zones were not commercially productive, despite the presence of significant down hole pressure and strong natural gas shows during drilling. The target sands were poorly developed and not suitable for a completion attempt. Accordingly, the decision was made to not set production casing and to look up hole for completion opportunities. The first completion attempt was a potential oil reservoir near 8,000’. The Yegua sand was indicated as potentially productive from open hole log analysis but proved to be non-productive after testing. The second completion attempt was made on a shallow Miocene zone. There had not been an open hole log across this interval but a significant gas show was seen on the mud log while drilling this interval. The zone was perforated and swab tested during the week of March 14-19, 2011 but yielded no significant gas. Maverick’s engineers have completed plugging the Lankford Trust No. 1 pursuant to regulations of the Texas Railway Commission. Concurrent with our entry into the Farmout Agreement, we acquired from a consulting geologist, detailed proprietary geology on the property subject to the Farmout Agreement. The dataset includes seismic and geological interpretations of the underlying geology from historic data. In addition, we obtained access to log data from a well drilled to 12,200 feet in 2003 on the Farm-Out Acreage. Management’s intent is to conduct further work on log and seismic data in order to determine whether or not to abandon the Initial Test Well.

As a result of test results showing that zones drilled were not commercially productive management determined that the direct costs capitalized in relation to the Initial Test Well were impaired as at December 31, 2010.

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

General

The following is a discussion and analysis of our plan of operation for the three month period ended March 31, 2011, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Plan of Operation

We are currently an exploration stage company engaged in the acquisition, exploration, and development of prospective oil and gas properties in Texas. Our current business focus is to implement the terms of the Farmout Agreement, entered into by the Company in December 2009, pursuant to which we intend to earn an interest in certain oil and gas mineral leases located in Fort Bend and Wharton Counties, Texas and presently owned by SEPL. Our Plan of Operation will begin with a review of the data obtained through the drilling of our Initial Test Well. Based on the results of that review, the Company will determine if the acquisition of further geophysical data is warranted both for the present drill site block and the Farm Out Acreage as a whole. The Company remains in compliance with the performance timetable as set out in the Farm Out Agreement on the date of the filing of this report. Thereafter, a decision will be made with respect to drilling a second exploration well, subject to suitable financing on terms acceptable to the Company, but in any event no such drilling is contemplated before the third quarter of 2011 in keeping with the terms of the Company’s Farm Out Agreement.

The Company is reviewing a small number of new opportunities for oil and gas exploration and development in Texas, some of which have production components as well as development opportunities. The Company believes that it is feasible to contemplate, based on discussions with interested parties, a stock-predicated acquisition based on the strong capital structure that was implemented by the Company in 2010. Management will review these opportunities diligently; however, no guarantee can be given that any transaction as outlined herein will occur in the time frame covered by this Plan of Operation.

Finally, the Company has a history of acquiring mineral properties outside of the oil and gas arena including silver and coal properties previously owned and produced by the Company. At a time of strong commodity markets for these and other metals and minerals, the Company will not hesitate to exploit any opportunity to utilize its experience gained over the past decade to enter into an agreement for the acquisition and development of a metal or mineral property.

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

On February 13, 2009, we entered into a loan agreement with Senergy Partners LLC (“Senergy”), a private Nevada limited liability corporation, pursuant to which the Company received a revolving loan of up to $1,000,000 (the “Credit Facility”). The outstanding principal amount of the Credit Facility together with all accrued and unpaid interest and all other amounts outstanding thereunder are due and payable in full on December 31, 2012, the maturity date. Outstanding principal under the Credit Facility bears interest at an annual rate of 8%. As a condition of the Credit Facility, the Company agreed to use funds received under the Credit Facility solely for the purpose of funding ongoing general and administrative expenses, consulting and due diligence expenses, or professional fees and joint venture programs. As at March 31, 2011, the Company has drawn $367,500 on the credit facility with Senergy.

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

RESULTS OF OPERATIONS

Three Month Summary

	Three Months Ended
	March 31,
	2011	2010
Revenue	$-	$-
General and Administrative Expenses	143,578	52,390
Net Loss	$143,578	$52,390

Revenue

We have had no operating revenues for the three month periods ended March 31, 2011 and 2010. We anticipate that we will not generate any revenues until we generate additional financing to support our planned operations and locate a prospective property through which we can pursue our plan of operation.

Operating Costs and Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Three Months Ended
	March 31,
	2011	2010
Management Fees and stock based
compensation	$138,250	$22,500
Audit Fees	53,751	11,520
Transfer Agent Fees	298	-
Accounting, legal, engineering and consulting, investor relations	2,011	11,524
Travel	22,937	5,738
Office	1,331	1,108
Write-down (recovery) on oil and gas leases	(75,000)	-
Total Expenses	$143,578	$52,390

General and Administrative

The increase in our general and administrative expenses for the three month period ended March 31, 2011 was primarily due to:

(a)

The increase in accounting, audit, and legal fees from 2010 to 2011 was primarily due to: (i) increases in legal fees associated with obtaining title opinions for the Company’s drilling project in Fort Bend County Texas; and (ii) increased consulting fees associated with the Company’s land management and drilling operations in the three months.

(b)

During the three months ended March 31, 2011, there was stock based compensation expense due to the grant of 50,000 stock options. Using the Black-Scholes option pricing model, these options were deemed to have a fair value of $93,250.

(c)	The increased travel expense relate to the costs of travel and onsite expenses of management and consultants relating to the Company’s drilling project.

(d)	The increase in the write-down (recovery) was due to the refund deposits paid to the Operator of the Initial Test Well.

Liquidity and Capital Resources

Working Capital

	Three Months Ended March 31, 2011	Year Ended December 31, 2010
Current Assets	$91,362	$108,381
Current Liabilities	1,553,004	1,371,046
Working Capital Deficiency	$(1,461,642)	$(1,262,665)

Cash Flows

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Cash used in Operating Activities	$189,854	$51,486
Cash provided by (used in) Investing Activities	74,750	(31,034)
Cash provided by Financing Activities	68,000	79,825
Net Increase (decrease) in Cash	$(47,104)	$(2,695)

We had a cash balance of $17,663 and negative working capital of $1,461,642 as of March 31, 2011 compared to cash of $108,381 and negative working capital of $1,262,665 as of December 31, 2010. We anticipate that we will incur approximately $250,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. We will require $2,625,000 for costs associated with our plan of operation over the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Cash used in operating activities for the three month period ended March 31, 2011 was $189,854 as compared to cash used in operating activities for the same period in 2010 of $51,486. Cash used in operating activities increased during the three month period as a result of increases in audit costs during the year as well as increases in management fees, stock based compensation and travel fees. Cash provided by (used in) investing activities for the three month period ended March 31, 2011 was $74,750 as compared to cash used in investing activities for the same period in 2010 of ($31,034). The increase in cash used in investing activities was primarily due to the refund deposits paid to the Operator of the Initial Test Well. Cash provided by financing activities for the three month period ended March 31, 2011 was $68,000 compared to cash provided by financing activities for the same period in 2010 of $79,825. The decrease in cash provided by financing activities was primarily due to proceeds from loans payable of $68,000 (2010 - $82,750).

Discontinued Operations

In March 2006, management determined to not proceed further with the Eskota Leases and entered into negotiations with Veneto to relieve the Company of their obligation under the note payable to Veneto. As a result, revenues, cost of goods sold, and gains and losses associated with the property have been reflected as loss from discontinued operations on the accompanying financial statements.

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

Loans Payable

The Company has the following loans payable:

	March 31, 2011	December 31, 2010
Art Brokerage – Current(a)	$107,743	$89,743
Art Brokerage – Current(b)	540,000	540,000
Art Brokerage – Term Loan(d)	550,000	400,000
Mr. Alonzo B. Leavell(a)	20,000	20,000
	1,217,743	1,049,743
Art Brokerage – Term Loan(d)	1,850,000	2,000,000
Senergy Partners LLC(c)	357,750	357,750
	$3,425,493	$3,407,493

(a)	These amounts are unsecured, bear no interest, with no specific terms of repayment.

(b)	These amounts are unsecured, bear interest at 5% per annum, with no specific terms of repayment.

(c)	This credit facility is unsecured, bears interest at 8% per annum, maturing on December 31, 2012. The remaining amount available under this credit facility is $142,250 as at March 31, 2011.

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

Going Concern

The audited financial statements accompanying our annual report on Form 10-K for the year ended December 31, 2010 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2011, we had cash of $17,663 and we estimate that we will require approximately $2,625,000 for costs associated with our plan of operation over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the December 31, 2010 and 2009 consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We had a cash balance of $17,663 and negative working capital of $1,461,642 as of March 31, 2011 compared to cash of $64,767 and negative working capital of $1,262,665 as of December 31, 2010, and we estimate that we will require approximately $2,625,000 for costs associated with our plan of operation over the next twelve months. Accordingly, although we have access to additional funds through our line of credit with Senergy, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

We had a negative working capital of $1,461,642 as of March 31, 2011. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to develop any wells under the Farmout Agreement. Obtaining additional financing is subject to a number of factors, including market prices for oil and gas, investor acceptance of our interest pursuant to the Farmout Agreement, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

At March 31, 2011, we had an accumulated deficit of $10,728,751 and a negative working capital of $1,461,642. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our consolidated financial statements for the year ended December 31, 2010. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

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

While Robert Kinloch, our director and one of our executive officers, has experience managing a mineral exploration company, he does not have formal training as a geologist. Donald Kinloch does not have formal training specific to mineral and gas exploration. Accordingly, our management may not fully appreciate many of the specific requirements related to working within the mining and oil and gas industry. Our management decisions may not take into account standard engineering or managerial approaches commonly used by such companies. Consequently, our operations, earnings, and ultimate financial success could be negatively affected due to our management’s lack of experience in the industry.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company’s management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff:

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

(v)

Our company’s accounting personnel does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company’s December 31, 2010 consolidated financial statements; and

(vi)

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

There were no changes in our internal control over financial reporting during the three month period ended March 31, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
and Principal Financial Officer)

Date:	May 19, 2011