Form 10-Q
period 2011-06-30
MAVERICK MINERALS CORP
filed 2011-08-15
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes [ x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ x ]

1

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of August 12, 2011, there were 12,152,617 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
Unaudited
(Expressed in U.S. Dollars)

	June 30	December 31,
	2011	2010

Current Assets
Cash	$3,198	$64,767
Advances to related party (Note 6)	74,317	43,614
	77,515	108,381
Long term asset
Oil and gas leases (Note 3)	959,579	1,013,468
TOTAL ASSETS	$1,037,094	$1,121,849

Current Liabilities
Accounts payable	$156,125	$118,352
Accrued liabilities	3,026	25,975
Accrued interest on loans payable (Note 6)	170,259	76,976
Convertible debt (Note 5)	100,000	100,000
Loans payable (Note 4)	954,993	1,049,743
TOTAL CURRENT LIABILITIES	1,384,403	1,371,046

Long term liabilities
Loans payable (Note 4)	2,457,750	2,357,750
Asset retirement obligation (Note 9)	50,000	50,000
TOTAL LIABILITIES	3,892,153	3,778,796

Capital Deficit
Capital Stock (Note 7)
Common Shares Authorized: 750,000,000 common shares at $0.001 par value
Issued and fully paid 12,152,617 (December 31, 2010 - 11,602,617) common share Par value	12,153	11,603
Additional paid-in capital	8,010,051	7,616,851
Shares to be issued	-	250,000
Deficit, accumulated during the exploration stage	(10,878,136)	(10,536,274)
Accumulated other comprehensive income	873	873
TOTAL CAPITAL DEFICIT	(2,855,059)	(2,656,947)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$1,037,094	$1,121,849

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(Expressed in U.S. Dollars)

	Cumulative From
	Date of Inception
	(April 21, 2003)	Three Months Ended		Six Months Ended
	to June 30	June 30		June 30
	2011	2011	2010	2011	2010

General and administration expenses
Audit fees	$478,916	$34,677	$25,916	88,428	37,436
Freight	7,600	-	-	-	-
Insurance	186,297	-	-	-	-
Accounting, legal, engineering & consulting investor relations	527,154	12,384	10,656	14,395	22,180
Management fees and stock based compensation (Notes 6 and 8)	2,844,839	45,000	22,500	183,250	45,000
Office	75,891	488	3,299	1,819	4,407
Telephone and utilities	83,059	-	-	-	-
Transfer agent fees	35,844	2,026	-	2,324	895
Travel	283,414	7,646	7,469	30,583	13,207
Wages and benefits	86,588	-	-	-	-
Gain on disposal of assets	(795,231)	-	-	-	-
Write-down (recovery) on oil and gas leases (Note 3)	2,830,409	-	-	(75,000)	-
	(6,644,780)	(102,221)	(69,840)	(245,799)	(123,125)
Other income (expenses)
Interest expense (Note 6)	(227,398)	(46,833)	(9,841)	(93,283)	(19,573)
Loss on settlement of loans payable (Note 7)	(3,458,690)	-	-	(500)	-
Loss on foreign exchange	(15,799)	(331)	2,305	(2,280)	1,346
Gain on liabilities write-off	618,231	-	-	-	-
	(3,083,656)	(47,164)	(7,536)	(96,063)	(18,227)

Loss from continuing operations	(9,728,436)	(149,385)	(77,376)	(341,862)	(141,352)

Loss from discontinued operations	(1,149,700)	-	-	-	-

Loss for the period	(10,878,136)	(149,385)	(77,376)	(341,862)	(141,352)
Other Comprehensive Income
Foreign currency translation adjustments	873	-	-
Comprehensive Loss	$(10,877,263)	$(149,385)	$(77,376)	$(341,862)	$(141,352)

Loss per share - basic and diluted		($0.01)	($0.01)	($0.03)	($0.01)
Weighted average shares outstanding		12,152,617	10,476,721	12,018,363	10,476,721

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Unaudited
(Expressed in U.S. Dollars)

	Cumulative From
	Date of Inception
	(April 21, 2003)	Six month period ended
	to June 30	June 30
	2011	2011	2010

Operating Activities
Net loss for the period	$(10,878,136)	$(341,862)	$(141,352)
Adjustments to reconcile net loss for the period to cash used in operating activities
Impairment (recovery) of investment in oil and gas leases	3,250,368	(75,000)	-
Gain on disposal of assets	(933,995)	-	-
Gain on liabilities write-off	(618,231)	-	-
Stock based compensation	1,925,380	93,250	-
Depreciation	277,578	-	-
Shares issued for services	105,000	-	-
Loss on settlement of loan payable	3,458,690	500	-
Changes in non-cash working capital items
Accounts payable	1,722,342	37,773	46,703
Accrued liabilities	8,608	(22,949)	(10,582)
Accrued interest	166,465	93,283	-
Advances to related party	(74,317)	(30,703)	(17,654)
Cash used in operating activities	(1,590,248)	(245,708)	(122,885)

Investing Activities
Investment in oil and gas leases	(2,419,620)	(3,849)	(31,034)
Proceeds from the sale of working interests	650,000	-	-
Proceeds from sale of equipment	57,738	57,738	-
Prepaid expenses	(2,000,565)	-	-
Purchase of property and equipment	(311,367)	-	-
Refund on oil and gas deposi	75,000	75,000	-
Cash (used in) provided by investing activities	(3,948,814)	128,889	(31,034)

Financing Activities
Proceeds from (repayment of) convertible debt	35,625	-	-
Proceeds from bank overdraft	-	-	3,345
Repayment of loans payable	(70,000)	-	-
Shares issued for cash	303,850	-	-
Proceeds from loans payable	5,271,912	55,250	144,550
Cash provided by financing activities	5,541,387	55,250	147,895

Increase (decrease) in cash during the period	2,325	(61,569)	(6,024)
Effect of cumulative currency translation	873	-	-
Cash, beginning of the period	-	64,767	6,024
Cash, end of the period	$3,198	$3,198	$-

Supplemental Cash Flow information
Interest paid	$35,000	$-	$-
Non-cash investing and financing activities:
Impairment in oil and gas leases	419,959	-	-
Investment in oil and gas leases in exchange for notes payable to Veneto	1,455,000	-	-
Transfer of leases in settlement of notes payable	1,455,000	-	-
Assignment of accounts payable from transfer of leases	193,764	-	-
Settlement of loan payable	1,481,969	500	-
Forgiveness of related party balances payable	1,027,791	-	-
Forgiveness of loan payable	311,400	-	-
Shares issued for property services	210,000	-	-
Exchange of accounts payable for convertible debt	100,000	-	-
Shares issued for data purchase	367,500	-	-
Shares issued on conversion of debt	35,625	-	-
Shares issued for accrued interest on conversion of debt	1,778	-	-
Asset retirement obligation	50,000	-	-

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2011
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

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2011, the Company has negative working capital of $1,306,888 (December 31, 2010 - $1,262,665), and has an accumulated deficit of $10,878,136 at June 30, 2011. The continuation of the Company is dependent upon obtaining a successful new exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $2,450,000 to cover general and administrative expenses and estimated expenditures related to the oil and gas leases (Note 3) over the twelve months ending June 30, 2012 to continue operations. The majority of this anticipated requirement will be funded by the $142,250 available on the Company’s $500,000 revolving loan obtained during the year ended December 31, 2009 which bears interest at an annual rate of 8%, by future equity issuances and by debt financing. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,384,403. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to continue the development of the Company's explorations activities, and for other working capital purposes.

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
June 30, 2011
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
June 30, 2011
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
June 30, 2011
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

As a result management has determined that costs capitalized to date relating to the drilling and exploration of the Initial Test Well are impaired and have recorded a writedown on its oil and gas exploration expenditures capitalized of $904,844 as at December 31, 2010 on the statement of operations. There was no further impairment for the six month period ended June 30, 2011.

Net carrying costs as at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Deposit on oil and gas leases	$350,000	$350,000
Drilling and exploration	1,112,882	1,167,021
Consulting costs	235,113	235,113
Legal costs	17,116	17,116
Geologist services	381,812	381,562
Geological data	367,500	367,500
Asset retirement obligation	50,000	50,000
Incidental revenue	(650,000)	(650,000)
	1,864,423	$1,918,312
Write down of Oil & Gas leases	(904,844)	(904,844)
Interest in Oil & Gas leases	$959,579	$1,013,468

In addition, $2,000,565 was paid in deposits to the Operator of the Initial Test Well as a prepayment for future drilling work to be completed on the well subsequent to year end which were also included on the impairment assessment on the Initial Test Well and it was determined that these amounts were also impaired. As a result this amount along with the $904,844 amount disclosed above have been recorded as a write-down of oil and gas leases totaling $2,905,409 for the year ended December 31, 2010 on the statement of operations. During the six month period ended June 30, 2011 the Company received a $75,000 refund on deposits paid to the Operator of the Initial Test Well and as a result this amount was recorded as a recovery on oil and gas leases. As at June 30, 2011, $nil remains unapplied from the amounts deposited to the Operator of the Initial Test Well.

Unevaluated property costs, primarily including portions of the deposit on oil and gas leases, consulting, legal, geologist services and geological data costs, being excluded from the amortizable evaluated property base, consisted of $585,322 incurred in 2011 (December 31, 2010 - $585,072). These costs are directly related to the acquisition and evaluation of unproved properties. The excluded costs and related reserves are included in the amortization base as the properties are evaluated and proved reserves are established or impairment is determined. The Company expects that the majority of these costs will be evaluated over the next one to three years. The Company’s unevaluated property balance of $959,579 at June 30, 2011 reflects a $53,888 decrease as compared to the December 31, 2010. The decrease relates to the sale of excess casing and tubing of $57,738 which was recorded as a recovery on oil and gas leases offset by approximately

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

$3,849 of additional payments for drilling and exploration and geologist services incurred during the six month period ended.

Note 4. LOANS PAYABLE

The Company has the following loans payable:

	June 30,	December 31,
	2011	2010
Art Brokerage – Current(a)	$69,993	$89,743
Art Brokerage – Current(b)	540,000	540,000
Art Brokerage – Term Loan(d)	300,000	400,000
Ms. Nancy A. Vevoda(a)	25,000	-
Mr. Alonzo B. Leavell(a)	20,000	20,000
	954,993	1,049,743
Art Brokerage – Term Loan (d)	2,100,000	2,000,000
Senergy Partners LLC(c)	357,750	357,750
	2,457,750	2,357,750
	$3,412,743	$3,407,493

(a)	These amounts are unsecured; bear no interest, with no specific terms of repayment.

(b)	These amounts are unsecured; bear interest at 5% per annum, with no specific terms of repayment.

(c)

This credit facility is unsecured, bears interest at 8% per annum, maturing on December 31, 2012 (see Note 7). The remaining amount available under this credit facility is $142,250 as at June 30, 2011.

(d)

On September 20, 2010, the Company entered into a loan agreement (the “Loan Agreement”) with Art Brokerage, Inc. (“Art Brokerage”), pursuant to which Art Brokerage provided the Company with a non- revolving term loan in the amount of $2,400,000 having an interest rate of 5% per annum. The loan matures on April 1, 2015 with interest calculated and compounded monthly, payable on the 1st day of each calendar month commencing May 1, 2011. In addition to the monthly interest payments, the Company will make monthly principal payments in the amount of $50,000, commencing on May 1, 2011 and continuing on the 1st day of each month until the Company’s indebtedness is repaid in full. The loan matures on April 1, 2015. On May 25, 2011 the Company and the creditor agreed to amend the Loan Agreement to allow the Company to postpone commencement of the monthly principal and interest payments until January 1, 2012. All other terms and conditions with respect to the original Loan Agreement remain unchanged. As a result, $250,000 previously classified as current loans payable has been reclassified to long-term loans payable.

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
June 30, 2011
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

Both Senergy and Art Brokerage are beneficially controlled by a significant shareholder of the Company.

Principal repayments over the remaining terms of the loans as at June 30th are as follows:

2011	$954,993
2012	657,750
2013	600,000
2014	600,000
2015	600,000
Total	$3,412,743

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
June 30, 2011
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

Management fees of $45,000 and $90,000 were charged to expense in these financial statements for the three and six month periods ended June 30, 2011 (June 30, 2010 - $22,500 and 45,000) respectively.

During the six month period ended June 30, 2011 the Company advanced $30,703 to the Company’s president and secretary to pay for future expenses incurred by the individuals on behalf of the Company bringing the total amount of advances to related parties to $74,314 (December 31, 2010 - $43,614). The advances are non-interest bearing and have no specific terms of repayment.

During the three and six month periods ended June 30, 2011, the Company incurred $44,450 and $89,284 (June 30, 2010 - $Nil) respectively in interest charges on loans payable to a significant shareholder of the Company. Included in accrued interest on loans payable is $158,865 (December 31, 2010 - $65,581) payable to related parties as at June 30, 2011.

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
June 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

Note 7. SHARE CAPITAL - continued

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
June 30, 2011
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
June 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

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

On January 13, 2011 the Company granted 50,000 options with an exercise price of $1.50 to two consultants of the Company which expire on January 13, 2013. All options granted were fully vested at the date of issuance which resulted in a stock-based compensation expense of $93,250 being charged to operations during the six months ended June 30, 2011. The fair value of these options granted was approximately $1.98 per share on the grant date in 2011.

Weighted average assumptions used in calculating compensation expense in respect of options granted using the Black-Scholes option pricing model were as follows:

2011
Risk-free interest rate	0.59%
Dividend yield	Nil
Expected volatility	259%
Weighted average expected life of options	2 years

No stock options were exercised, cancelled or expired during the six month period ended June 30, 2011 and 2010.

The following is a summary of the status of the Company’s stock options as of June 30, 2011 and the stock option activity during the six month period ended June 30, 2011:

	Number of	Exercise
	Options	Price
Outstanding at December 31, 2009	145,000	$0.40
Granted	1,100,000	$1.05
Outstanding at December 31, 2010	1,245,000	$1.03
Granted	50,000	$1.50
Outstanding at June, 2011	1,295,000	$1.03

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

Note 8. STOCK OPTION PLAN - continued

All options that were outstanding were exercisable at March 31, 2011 and December 31, 2010 as a result of all options being fully vested upon grant.

At June 30, 2011, the Company had share purchase options outstanding as follows:

			Aggregate
Exercise Price	Number of Options	Expiry Date	Intrinsic Value
$0.40	145,000	December 31, 2012	$-
$1.50	50,000	January, 13, 2013	-
$1.05	1,100,000	August 20 2015	-
June 30, 2011	1,295,000		$-
December 31, 2010	1,245,000		$779,000

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.35 per share as of June 30, 2011 (December 31, 2010 – $1.60), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of June 30, 2011 was Nil (December 31, 2010 – 1,245,000).

Note 9. ASSET RETIREMENT OBLIGATIONS

The Company is required to plug and abandon any wells which it has drilled. The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up its Oil & Gas properties. The Company estimated that total payments of approximately $50,000 would be required to return the property to its normal state as at June 30, 2011. The following is a summary of asset retirement obligations:

Balance, December 31, 2009	$-
Additions	50,000

Balance, December 31, 2010 and June 30, 2011	$50,000

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

General

The following is a discussion and analysis of our plan of operation for the three and six month period ended June 30, 2011, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

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

On February 13, 2009, we entered into a loan agreement with Senergy Partners LLC (“Senergy”), a private Nevada limited liability corporation, pursuant to which the Company received a revolving loan of up to $1,000,000 (the “Credit Facility”). The outstanding principal amount of the Credit Facility together with all accrued and unpaid interest and all other amounts outstanding thereunder are due and payable in full on December 31, 2012, the maturity date. Outstanding principal under the Credit Facility bears interest at an annual rate of 8%. As a condition of the Credit Facility, the Company agreed to use funds received under the Credit Facility solely for the purpose of funding ongoing general and administrative expenses, consulting and due diligence expenses, or professional fees and joint venture programs. As at June 30, 2011, the Company has drawn $367,500 on the credit facility with Senergy.

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

In May, 2011, the Company entered into an amendment to its September 20, 2010 loan agreement with Art Brokerage, Inc. (the “Lender”) to postpone the commencement date for payment of the principal and interest on its loan from May 1, 2011 to January 1, 2012. Under the terms of the original loan agreement the Lender provided the Company with a non-revolving term loan in the principal amount of $2,400,000 at the interest rate of 5% per annum, calculated and compounded monthly, maturing on April 1, 2015.

RESULTS OF OPERATIONS

Three and Six Month Summary
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue	$-	$-	$-	$-
General and Administrative Expenses	102,220	69,840	245,799	123,125
Net Loss	$102,220	$69,840	$245,799	$123,125

Revenue

We have had no operating revenues for the three and six month periods ended June 30, 2011 and 2010. We anticipate that we will not generate any revenues until we generate additional financing to support our planned operations and locate a prospective property through which we can pursue our plan of operation.

Operating Costs and Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Management Fees and stock based compensation	$45,000	$22,500	$183,250	$45,000
Audit Fees	34,677	25,916	88,428	37,436
Transfer Agent Fees	2,026	-	2,324	895
Accounting, legal, engineering and consulting, investor relations	12,384	10,656	14,395	22,180
Travel	7,464	7,469	30,583	13,207
Office	488	3,229	1,819	4,407
Write-down (recovery) on oil and gas leases	-	-	(75,000)	-
Total Expenses	$102,220	$69,840	$245,799	$123,125

General and Administrative

The increase in our general and administrative expenses for the three month period ended June 30, 2011 was primarily due to:

(a)

Audit Fee increase of 34% reflects change in audit work requirements from drilling preparation to active drilling with a significant increase in capital budgets to $4,000,000 an increase in account recording and lease asset acquisition.

(b)	Accounting, legal, engineering & consulting experienced a 16% increase due to increased drilling activity and the need for increased technical and professional services during the drilling program.

(c)	Management fees increased due to the positioning of management personnel on site in Texas for the period covering pre-drilling, the drilling program and completion attempts.

(d)	Office expense dropped 85% as the requirement for presentation material for financing and investor relations was reduced as well as the ending of a stock data subscription service

(e)	Transfer agent fees increased from $nil to $2,026 during the period due to the imposition by the agent of a new $149.00/month account maintenance fee.

(f)	Increase in interest expense reflects increased borrowing expenses to fund 2010 drilling program. Borrowing increased to approximately $3,000,000.00 during the period.

The increase in our general and administrative expenses for the six month period ended June 30, 2011 was primarily due to:

(a)	Accounting, legal, engineering & consulting experienced a 136% increase due to increased drilling activity and the need for increased technical and professional services during the drilling program.

(b)	Transfer agent fees increased from $895 to $2,026 during the period due to the imposition by the agent of a new $149.00/month account maintenance fee.

(c)	Increase in interest expense reflects increased borrowing expenses to fund 2010 drilling program. Borrowing increased to approximately $3,000,000.00 during the period.

Liquidity and Capital Resources

Working Capital

	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Current Assets	$ 77,515	$ 108,381
Current Liabilities	1,384,403	1,371,046
Working Capital Deficiency	$ (1,306,888)	$ (1,262,665)

Cash Flows

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash used in Operating Activities	$ (245,708)	$ (122,885)
Cash provided by (used in) Investing Activities	128,889	31,034
Cash provided by Financing Activities	55,250	147,895
Net Increase (decrease) in Cash	$ (61,569)	$ (6,024)

We had a cash balance of $3,198 and negative working capital of $1,306,888 as of June 30, 2011 compared to cash of $108,381 and negative working capital of $1,262,665 as of December 31, 2010. We anticipate that we will incur approximately $250,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. We will require $2,625,000 for costs associated with our plan of operation over the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Cash used in operating activities for the six month period ended June 30, 2011 was $245,708 as compared to cash used in operating activities for the same period in 2010 of $122,885. Cash used in operating activities increased during the six month period as a result of increases in audit costs during the year as well as increases in management fees, stock based compensation and travel fees. Cash provided by (used in) investing activities for the six month period ended June 30, 2011 was $128,889 as compared to cash used in investing activities for the same period in 2010 of ($31,034). The increase in cash used in investing activities was primarily due to the refund deposits paid to the Operator of the Initial Test Well and the sale of some excess casing and tubing to a third party purchaser. Cash provided by financing activities for the six month period ended June 30, 2011 was $55,250 compared to cash provided by financing activities for the same period in 2010 of $147,895. The decrease in cash provided by financing activities was primarily due to proceeds from loans payable of $55,250 (2010 - $144,250).

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

Loans Payable

The Company has the following loans payable:

	March 31, 2011	December 31, 2010
Art Brokerage – Current(a)	$69,993	$89,743
Art Brokerage – Current(b)	540,000	540,000
Art Brokerage – Term Loan(d)	300,000	400,000
Ms. Nancy A. Vevoda(a)	25,000	-
Mr. Alonzo B. Leavell(a)	20,000	20,000
	954,993	1,049,743
Art Brokerage – Term Loan(d)	2,100,000	2,000,000
Senergy Partners LLC(c)	357,750	357,750
	$3,412,743	$3,407,493

(a)	These amounts are unsecured, bear no interest, with no specific terms of repayment.
(b)	These amounts are unsecured, bear interest at 5% per annum, with no specific terms of repayment.
(c)	This credit facility is unsecured, bears interest at 8% per annum, maturing on December 31, 2012. The remaining amount available under this credit facility is $142,250 as at March 31, 2011.
(d)

On September 20, 2010, the Company entered into a loan agreement (the “Loan Agreement”) with Art Brokerage, Inc. (“Art Brokerage”), pursuant to which Art Brokerage provided the Company with a non-revolving term loan in the principal amount of $2,400,000 having an interest rate of 5% per annum. The loan matures on April 1, 2015 and is calculated and compounded monthly, payable on the 1st day of each calendar month, commencing May 1, 2011. In addition to the monthly interest payments, the Company will make monthly principal payments in the amount of $50,000, commencing on May 1, 2011 and continuing on the 1st day of each month until the Company’s indebtedness is repaid in full. The loan matures on April 1, 2015. On May 25, 2011 the Company and the creditor agreed to amend the Loan Agreement to allow the Company to postpone commencement of the monthly principal and interest payments until January 1, 2012. All other terms and conditions with respect to the Loan Agreement remain unchanged. As a result, $250,000 previously classified as current loans payable has been reclassified to long-term loans payable. As a condition of the Loan Agreement, during the term of the loan, the Company agreed, among other things, to maintain its property assets and undertakings in good repair, to obtain and maintain all licenses and permits necessary to own and operate its assets and agreed not to, without the prior consent of Art Brokerage, change its name, change its corporate structure, change its fiscal year end, incur further indebtedness, grant any liens against its properties or assets unless permitted, make any advances or loans to any person, assign or transfer its intellectual property, or permit its unfinanced capital expenditures to exceed $300,000 per annum.

In addition and as further security of the Company’s indebtedness under the Loan Agreement, the Company and Art Brokerage entered into a pledge and security agreement dated September 20, 2010, pursuant to which the Company agreed to pledge to Art Brokerage a first priority security interest in all of the shares of capital stock of Eskota Energy Corporation, the wholly owned subsidiary of the Company, and all proceeds with respect to such stock. The Company intends to use the funds from the $2,400,000 loan to commence development of the Company’s initial test well on its Farm-Out property located in southwest Texas. In connection with the negotiation of the Loan Agreement with Art Brokerage, the Company was required to enter into an amendment to its existing loan with Senergy Partners LLC, an affiliate of Art Brokerage. Under the terms of an amendment agreement dated September 15, 2010, entered into by the Company with Senergy Partners LLC (“Senergy”), the parties agreed that if and at such time Art Brokerage enters into a loan agreement with the Company with respect to a loan of $2,400,000, the existing loan agreement between the parties dated February 13, 2009 providing for up to $1,000,000 in principal to the Company (the “Senergy Loan”) would be amended to provide that upon entry into the Loan Agreement the outstanding balance of principal and accrued interest under the Senergy Loan could not exceed a maximum limit of $500,000. As a further condition of the Loan Agreement, the Company agreed to enter into a general security agreement dated September 20, 2010 creating a security over the Company’s present and after-acquired personal property and over the Company’s real property and other assets. In May, 2011, the Company entered into an amendment to its September 20, 2010 loan agreement with Art Brokerage, Inc. (the “Lender”) to postpone the commencement date for payment of interest on its loan from May 1, 2011 to January 1, 2012. Under the terms of the original loan agreement the Lender provided the Company with a non-revolving term loan in the principal amount of $2,400,000 at the interest rate of 5% per annum, calculated and compounded monthly, maturing on April 1, 2015.

Going Concern

The audited financial statements accompanying our annual report on Form 10-K for the year ended December 31, 2010 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of June 30, 2011, we had cash of $3,198 and we estimate that we will require approximately $2,625,000 or costs associated with our plan of operation over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds.

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

Future Financings

We had a cash balance of $3,198 and negative working capital of $1,306,888 as of June 30, 2011 compared to cash of $64,767 and negative working capital of $1,262,665 as of December 31, 2010, and we estimate that we will require approximately $2,625,000 or costs associated with our plan of operation over the next twelve months. Accordingly, although we have access to additional funds through our line of credit with Senergy, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

We had a negative working capital of $1,306,888 require additional funds, either from equity or debt financing, to maintain our daily operations and to develop any wells under the Farmout Agreement. Obtaining additional financing is subject to a number of factors, including market prices for oil and gas, investor acceptance of our interest pursuant to the Farmout Agreement, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

At June 30, 2011, we had an accumulated deficit of $10,878,136 and a negative working capital of $1,306,888. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our consolidated financial statements for the year ended December 31, 2010. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

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

The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

There were no changes in our internal control over financial reporting during the three month period ended June 30, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.26

Joint Operating Agreement dated effective December 6, 2010 between Maverick Minerals Corporation, Getty Resources Inc. and James Kearney (incorporated by reference from our Form 8-K Current report, filed on December 28, 2010)

10.27

Joint Operating Agreement dated effective December 7, 2010 between Maverick Minerals Corporation and Arrowdog, LLP (incorporated by reference from our Form 8-K Current report, filed on December 28, 2010)

Exhibit
Number	Description
10.28	Letter Agreement dated December 6, 2010 between Maverick Minerals Corporation and John Kearney (incorporated by reference from our Form 8-K Current report, filed on December 28, 2010)
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 24, 2008)
21.1	List of Subsidiaries (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 12, 2011)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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
and Principal Financial Officer)

Date:	August 15, 2011