Form 10-Q
period 2011-09-30
MAVERICK MINERALS CORP
filed 2011-11-21
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of November 17, 2011, there were 12,152,617 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
Unaudited
(Expressed in U.S. Dollars)

	September 30	December 31,
	2011	2010

Current Assets
Cash	$4,810	$64,767
Advances to related party (Note 6)	43,729	43,614
	48,539	108,381
Long term asset
Oil and gas leases (Note 3)	968,255	1,013,468
TOTAL ASSETS	$1,016,794	$1,121,849

Current Liabilities
Accounts payable	$148,902	$118,352
Accrued liabilities	1,000	25,975
Accrued interest on loans payable (Note 6)	217,481	76,976
Convertible debt (Note 5)	100,000	100,000
Loans payable (Note 4)	1,179,993	1,049,743
TOTAL CURRENT LIABILITIES	1,647,376	1,371,046

Long term liabilities
Loans payable (Note 4)	2,307,750	2,357,750
Asset retirement obligation (Note 9)	50,000	50,000
TOTAL LIABILITIES	4,005,126	3,778,796

Capital Deficit
Capital Stock (Note 7)
Common Shares Authorized: 750,000,000 common shares at $0.001 par value
Issued and fully paid 12,152,617 (December 31, 2010 - 11,602,617) common share Par value	12,153	11,603
Additional paid-in capital	8,010,051	7,616,851
Shares to be issued	-	250,000
Deficit, accumulated during the exploration stage	(11,011,409)	(10,536,274)
Accumulated other comprehensive income	873	873
TOTAL CAPITAL DEFICIT	(2,988,332)	(2,656,947)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$1,016,794	$1,121,849

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(Expressed in U.S. Dollars)

	Cumulative From
	Date of Inception
	(April 21, 2003)	Three Months Ended		Nine Months Ended
	to September 30	September 30		September 30
	2011	2011	2010	2011	2010
General and administration expenses
Audit fees	$483,345 $	4,429	$7,273	$92,857	44,709
Freight	7,600	-	-		-
Insurance	186,297	-	-		-
Accounting, legal, engineering & consulting investor relations	547,965	20,811	104,216	35,206	126,396
Management fees and stock based compensation (Notes 6 and 8	2,889,839	90,000	1,614,750	228,250	1,659,750
Office	77,046	1,155	2,402	2,974	6,809
Telephone and utilities	83,059	-	-		-
Transfer agent fees	40,615	4,771	966	7,095	1,861
Travel	293,298	9,884	9,981	40,467	23,188
Wages and benefits	86,588	-	-	-	-
Gain on disposal of assets	(795,231)	-	-	-	-
Write-down (recovery) on oil and gas leases (Note 3	2,830,409	-	-	(75,000)	-
	(6,730,830)	(131,050)	(1,739,588)	(331,849)	(1,862,713)
Other income (expenses)
Interest expense (Note 6)	(274,621)	(47,223)	(9,378)	(140,506)	(28,951)
Loss on settlement of loans payable (Note 7)	(3,458,690)	-	(269,055)	(500)	(269,055)
Loss on foreign exchange	(15,799)	-	3,052	(2,280)	4,398
Gain on liabilities write-off	618,231	-	-	-	-
	(3,130,879)	(47,223)	(275,381)	(143,286)	(293,608)

Loss from continuing operations	(9,861,709)	(178,273)	(2,014,969)	(475,135)	(2,156,321)

Loss from discontinued operations	(1,149,700)	-	-	-	-

Loss for the period	(11,011,409)	(178,273)	(2,014,969)	(475,135)	(2,156,321)
Other Comprehensive Income
Foreign currency translation adjustments	873	-	-	-	-
Comprehensive Loss	$(11,010,536)	$(178,273)	$(2,014,969)	$(475,135)	$(2,156,321)

Loss per share - basic and diluted		($0.01)	($0.18)	($0.04)	($0.20)
Weighted average shares outstanding		12,152,617	10,945,111	12,065,438	10,634,567

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Capital Deficit)
For the Period From date of inception on April 21, 2003 to Sept 30, 2011
Unaudited
(Expressed in U.S. Dollars)

				Shares to be		Accumulated
	Number of	Par Value	Additional	Issued		Other
	Common	@$0.001	Paid-in	(Subscriptions	Accumulated	Comprehensive	Total Capital
	Shares	Per Share	Capital	Receivable)	Deficit	Loss	Deficit
Balance, April 21, 2003	10	$-	$-	$-	$-	$-	$-
Adjustment for the issuance of
common stock on recapitalization	3,758,040	3,758	(3,758)	-	-	-	-
	3,758,050	3,758	(3,758)	-	-	-	-
Adjustment to capital deficit of the Company at the recapitalization date	417,603	418	(945,307)	-	-	-	(944,889)
	4,175,653	4,176	(949,065)	-	-	-	(944,889)
Shares issued for management services (Note 7)	150,000	150	104,850	-	-	-	105,000
Currency translation adjustment	-	-	-	-	-	873	873
Net loss for the period	-	-	-	-	(626,985)	-	(626,985)
Balance, December 31, 2003	4,325,653	4,326	(844,215)	-	(626,985)	873	(1,466,001)
Shares issued for cash (Note 7)	1,000,000	1,000	24,000	-	-	-	25,000
Shares subscribed but unissued	-	27,500	-	-	-	-	27,500
Forgiveness of related party balances payable	-	-	1,027,791	-	-	-	1,027,791
Net income for the year	-	-	-	-	71,698	-	71,698
Balance, December 31, 2004	5,325,653	32,826	207,576	-	(555,287)	873	(314,012)
Shares subscribed but unissued	-	(27,500)	-	-	-	-	(27,500)
Shares issued for cash (Note 7)	2,750,000	2,750	24,750	-	-	-	27,500
Cancellation of shares (Note 7)	(5,437,932)	(5,438)	5,438	-	-	-	-
Compensation expense on share cancellation (Note 7)	-	-	44,720	-	-	-	44,720
Shares issued for loan payable settlement (Note 7)	89,500	90	125,211	-	-	-	125,300
Shares issued for cash (Note 7)	7,500	8	743	-	-	-	750
Stock based compensation	-	-	140,438	-	-	-	140,438
Net loss for the year	-	-	-	-	(1,036,098)	-	(1,036,098)
Balance, December 31, 2005	2,734,721	2,735	548,875	-	(1,591,385)	873	(1,038,902)
Shares issued for cash (Note 7)	6,000	6	594	(600)	-	-	-
Stock based compensation	-	-	11,401	-	-	-	11,401
Net loss for the year	-	-	-	-	(128,774)	-	(128,774)
Balance, December 31, 2006	2,740,721	2,741	560,870	(600)	(1,720,159)	873	(1,156,275)
Net loss for the year	-	-	-	-	(192,410)	-	(192,410)
Balance, December 31, 2007	2,740,721	2,741	560,870	(600)	(1,912,569)	873	(1,348,685)
Share subscriptions paid (Note 7)	-	-	-	600	-	-	600
Net income for the year	-	-	-	-	109,951	-	109,951
Balance, December 31, 2008	2,740,721	2,741	560,870	-	(1,802,618)	873	(1,238,134)
Cancellation of shares (Note 7)	(2,000,000)	(2,000)	2,000	-	-	-	-
Shares issued for loan payable settlement (Note 7)	8,950,000	8,950	3,571,050	-	-	-	3,580,000
Shares issued for loan payable settlement (Note 7)	436,000	436	217,564	-	-	-	218,000
Shares issued for consulting services (Note 7)	350,000	350	209,650	-	-	-	210,000
Stock based compensation (Note 8)	-	-	43,321	-	-	-	43,321
Net loss for the year	-	-	-	-	(3,433,469)	-	(3,433,469)
Balance, December 31, 2009	10,476,721	10,477	4,604,455	-	(5,236,087)	873	(620,282)
Shares issued upon conversion of debt (Note 7)	49,925	50	37,363	-	-	-	37,413
Shares issued for loan payable settlement (Note 7)	725,971	726	1,015,633	-	-	-	1,016,359
Shares issued for data purchase (Note 7)	350,000	350	367,150	-	-	-	367,500
Stock based compensation (Note 8)	-	-	1,592,250	-	-	-	1,592,250
Shares to be issued (Note 7)	-	-	-	250,000	-	-	250,000
Net loss for the year	-	-	-	-	(5,300,187)	-	(5,300,187)
Balance, December 31, 2010	11,602,617	11,603	7,616,851	250,000	(10,536,274)	873	(2,656,947)
Shares issued for cash (Note 7)	500,000	500	249,500	-	-	-	250,000
Shares issued for loan payable settlement (Note 7)	50,000	50	50,450	-	-	-	50,500
Stock based compensation (Note 8)	-	-	93,250	-	-	-	93,250
Shares to be issued (Note 7)	-	-	-	(250,000)	-	-	(250,000)
Net loss for period	-	-	-	-	(475,135)	-	(475,135)
Balance, September 30, 2011	12,152,617	$12,153	$8,010,051	$-	$(11,011,409)	$873	$(2,988,332)

The accompanying notes are an integral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Unaudited
(Expressed in U.S. Dollars)

	Cumulative From
	Date of Inception
	(April 21, 2003)	Nine month period ended
	to September 30	September 30
	2011	2011	2010

Operating Activities
Net loss for the period	$(11,011,409)	$(475,135)	$(2,156,321)
Adjustments to reconcile net loss for the period to cash used in operating activities
Impairment (recovery) of investment in oil and gas leases	3,250,368	(75,000)	-
Gain on disposal of assets	(933,995)	-	-
Gain on liabilities write-off	(618,231)	-	-
Stock based compensation	1,925,380	93,250	1,592,250
Depreciation	277,578	-	-
Shares issued for services	105,000	-	-
Loss on settlement of loan payable	3,458,690	500	269,055
Changes in non-cash working capital items		-	-
Accounts payable	1,715,119	30,550	45,471
Accrued liabilities	6,582	(24,975)	33,837
Accrued interest	213,687	140,505	-
Advances to related party	(43,729)	(115)	(43,700)
Cash used in operating activities	(1,654,960)	(310,420)	(259,408)

Investing Activities
Investment in oil and gas leases	(2,428,296)	(12,525)	(113,048)
Proceeds from the sale of working interests	650,000	-	-
Proceeds from sale of equipment	57,738	57,738	-
Prepaid expenses	(2,000,565)	-	-
Purchase of property and equipment	(311,367)	-	-
Refund on oil and gas deposi	75,000	75,000	-
Cash (used in) provided by investing activities	(3,957,490)	120,213	(113,048)

Financing Activities
Proceeds from (repayment of) convertible debt	35,625	-	-
Proceeds from bank overdraft	-	-	-
Repayment of loans payable	(70,000)	-	-
Shares issued for cash	303,850	-	-
Proceeds from loans payable	5,346,912	130,250	2,665,493
Cash provided by financing activities	5,616,387	130,250	2,665,493

Increase (decrease) in cash during the period	3,937	(59,957)	2,293,037
Effect of cumulative currency translation	873	-	-
Cash, beginning of the period	-	64,767	6,024
Cash, end of the period	$4,810	$4,810	$2,299,061

Supplemental Cash Flow information
Interest paid	$35,000	$-	$-
Non-cash investing and financing activities:
Impairment in oil and gas leases	419,959	-	-
Investment in oil and gas leases in exchange for notes payable to Veneto	1,455,000	-	-
Transfer of leases in settlement of notes payable	1,455,000	-	-
Assignment of accounts payable from transfer of leases	193,764	-	-
Settlement of loan payable	1,481,469	-	762,269
Forgiveness of related party balances payable	1,028,291	500	-
Forgiveness of loan payable	311,400	-	-
Shares issued for property services	210,000	-	-
Exchange of accounts payable for convertible debt	100,000	-	-
Shares issued for data purchase	367,500	-	367,500
Shares issued on conversion of debt	35,625	-	35,625
Shares issued for accrued interest on conversion of debt	1,778	-	1,778
Asset retirement obligation	50,000	-	-

The accompanying notes are an intergral part of these financial statements

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2011
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

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2011, the Company has negative working capital of $1,599,017 (December 31, 2010 - $1,262,665), and has an accumulated deficit of $11,011,409 at September 30, 2011. The continuation of the Company is dependent upon obtaining a successful new exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $2,625,000 to cover general and administrative expenses and estimated expenditures related to the oil and gas leases (Note 3) over the twelve months ending September 30, 2012 to continue operations. The majority of this anticipated requirement will be funded by the $142,250 available on the Company’s $500,000 revolving loan obtained during the year ended December 31, 2009 which bears interest at an annual rate of 8%, by future equity issuances and by debt financing. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,647,376. To the extent that cash needs are not achieved from operating cash flow and existing cash on hand, the Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to continue the development of the Company's explorations activities, and for other working capital purposes.

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
September 30, 2011
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
September 30, 2011
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
September 30, 2011
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

As a result management has determined that costs capitalized to date relating to the drilling and exploration of the Initial Test Well are impaired and have recorded a writedown on its oil and gas exploration expenditures capitalized of $904,844 as at December 31, 2010 on the statement of operations. There was no further impairment for the nine month period ended September 30, 2011.

Net carrying costs as at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Deposit on oil and gas leases	$350,000	$350,000
Drilling and exploration	1,121,558	1,167,021
Consulting costs	235,113	235,113
Legal costs	17,116	17,116
Geologist services	381,812	381,562
Geological data	367,500	367,500
Asset retirement obligation	50,000	50,000
Incidental revenue	(650,000)	(650,000)
	1,873,099	$1,918,312
Write down of Oil & Gas leases	(904,844)	(904,844)
Interest in Oil & Gas leases	$968,255	$1,013,468

In addition, $2,000,565 was paid in deposits to the Operator of the Initial Test Well as a prepayment for future drilling work to be completed on the well subsequent to year end which were also included on the impairment assessment on the Initial Test Well and it was determined that these amounts were also impaired. As a result this amount, along with the $904,844 amount disclosed above, have been recorded as a write-down of oil and gas leases totaling $2,905,409 for the year ended December 31, 2010 on the statement of operations. During the nine month period ended September 30, 2011 the Company received a $75,000 refund on deposits paid to the Operator of the Initial Test Well and as a result this amount was recorded as a recovery on oil and gas leases. As at September 30, 2011, no amounts remain unapplied from the amounts deposited to the Operator of the Initial Test Well.

Unevaluated property costs, primarily including portions of the deposit on oil and gas leases, consulting, legal, geologist services and geological data costs, being excluded from the amortizable evaluated property base, consisted of $585,322 incurred in 2011 (December 31, 2010 - $585,072). These costs are directly related to the acquisition and evaluation of unproved properties. The excluded costs and related reserves are included in the amortization base as the properties are evaluated and proved reserves are established or impairment is determined. The Company expects that the majority of these costs will be evaluated over the next one to three years. The Company’s unevaluated property balance of $968,255 at September 30, 2011 reflects a $45,213 decrease as compared to the December 31, 2010. The decrease relates to the sale of excess casing and tubing of $57,738 which was recorded as a recovery on oil and gas leases offset by approximately $12,525 of additional payments for drilling and exploration and geologist services incurred during the nine month period ended.

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

Note 4.	LOANS PAYABLE

The Company has the following loans payable:

	September 30,	December 31,
	2011	2010
Art Brokerage – Current(a)	$89,993	$89,743
Art Brokerage – Current(b)	540,000	540,000
Art Brokerage – Term Loan(d)	450,000	400,000
Ms. Nancy A. Vevoda(a)	25,000	-
Mr. Alonzo B. Leavell(a)	20,000	20,000
Bear Lair LLC(e)	55,000	-
	1,179,993	1,049,743
Art Brokerage – Term Loan (d)	1,950,000	2,000,000
Senergy Partners LLC(c)	357,750	357,750
	2,307,750	2,357,750
	$3,487,743	$3,407,493

(a)	These amounts are unsecured; bear no interest, with no specific terms of repayment.

(b)	These amounts are unsecured; bear interest at 5% per annum, with no specific terms of repayment.

(c)

This credit facility is unsecured, bears interest at 8% per annum, maturing on December 31, 2012 (see Note 7). The remaining amount available under this credit facility is $142,250 as at September 30, 2011.

(d)

On September 20, 2010, the Company entered into a loan agreement (the “Loan Agreement”) with Art Brokerage, Inc. (“Art Brokerage”), pursuant to which Art Brokerage provided the Company with a non- revolving term loan in the amount of $2,400,000 having an interest rate of 5% per annum. The loan matures on April 1, 2015 with interest calculated and compounded monthly, payable on the 1st day of each calendar month commencing May 1, 2011. In addition to the monthly interest payments, the Company will make monthly principal payments in the amount of $50,000, commencing on May 1, 2011 and continuing on the 1st day of each month until the Company’s indebtedness is repaid in full. The loan matures on April 1, 2015. On May 25, 2011 the Company and the creditor agreed to amend the Loan Agreement to allow the Company to postpone commencement of the monthly principal and interest payments until January 1, 2012. All other terms and conditions with respect to the original Loan Agreement remain unchanged. As a result, $100,000 previously classified as current loans payable has been reclassified to long-term loans payable.

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
September 30, 2011
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

(e)

On September 30, 2011, the Company entered in to a loan agreement with Bear Lair LLC, a Nevada Corporation, to reflect advances made to the Company during fiscal 2011. The loan is due in one year on September 30, 2012 and bears no interest rate or specific terms of repayment beyond the initial term.

Principal repayments over the remaining terms of the loans as at September 30th are as follows:

2011	$1,179,993
2012	507,750
2013	600,000
2014	600,000
2015	600,000
Total	$3,487,743

Note 5.	CONVERTIBLE DEBT

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
September 30, 2011
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

Management fees of $45,000 and $135,000 were charged to expense in these financial statements for the three and nine month periods ended September 30, 2011 (September 30, 2010 - $22,500 and $67,500) respectively.

During the nine month period ended September 30, 2011 the Company advanced $115 to the Company’s president and secretary to pay for future expenses incurred by the individuals on behalf of the Company bringing the total amount of advances to related parties to $43,729 (December 31, 2010 - $43,614). The advances are non-interest bearing and have no specific terms of repayment.

During the three and nine month periods ended September 30, 2011, the Company incurred $45,221 and $134,505 (September 30, 2010 - $Nil) respectively in interest charges on loans payable to a significant shareholder of the Company. Included in accrued interest on loans payable is $206,086 (December 31, 2010 - $65,581) payable to related parties as at September 30, 2011.

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
September 30, 2011
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
September 30, 2011
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
September 30, 2011
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

On January 13, 2011 the Company granted 50,000 options with an exercise price of $1.50 to two consultants of the Company which expire on January 13, 2013. All options granted were fully vested at the date of issuance which resulted in a stock-based compensation expense of $93,250 being charged to operations during the nine months ended September 30, 2011. The fair value of these options granted was approximately $1.98 per share on the grant date in 2011.

Weighted average assumptions used in calculating compensation expense in respect of options granted using the Black-Scholes option pricing model were as follows:

2011
Risk-free interest rate	0.59%
Dividend yield	Nil
Expected volatility	259%
Weighted average expected life of options	2 years

No stock options were exercised, cancelled or expired during the nine month period ended September 30, 2011 and 2010.

The following is a summary of the status of the Company’s stock options as of September 30, 2011 and the stock option activity during the nine month period ended September 30, 2011:

MAVERICK MINERALS CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

Note 8.	STOCK OPTION PLAN - continued

	Number of	Exercise
	Options	Price
Outstanding at December 31, 2009	145,000	$0.40
Granted	1,100,000	$1.05
Outstanding at December 31, 2010	1,245,000	$1.03
Granted	50,000	$1.50
Outstanding at September 30, 2011	1,295,000	$1.03

All options that were outstanding were exercisable at September 30, 2011 and December 31, 2010 as a result of all options being fully vested upon grant.

At September 30, 2011, the Company had share purchase options outstanding as follows:

			Aggregate
Exercise Price	Number of Options	Expiry Date	Intrinsic Value
$0.40	145,000	December 31, 2012	$-
$1.50	50,000	January, 13, 2013	-
$1.05	1,100,000	August 20 2015	-
September 30, 2011	1,295,000		$-
December 31, 2010	1,245,000		$779,000

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.35 per share as of September 30, 2011 (December 31, 2010 – $1.60), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of September 30, 2011 was Nil (December 31, 2010 – 1,245,000).

Note 9.	ASSET RETIREMENT OBLIGATIONS

The Company is required to plug and abandon any wells which it has drilled. The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up its Oil & Gas properties. The Company estimated that total payments of approximately $50,000 would be required to return the property to its normal state as at September 30, 2011. The following is a summary of asset retirement obligations:

Balance, December 31, 2009	$-
Additions	50,000
Balance, December 31, 2010 and September 30,
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

The farm-out agreement allows the Company 120 days to complete the Lankford Trust #1 well and 180 days thereafter to commence drilling a new well. Accordingly, a decision to amend the farmout agreement, drill a new well or have the agreement lapse will occur in Q4.

Given the significant lead time to requisition a drilling rig and the financing required there is a significant risk that the Company will see it’s farm-out agreement lapse before it has the opportunity to drill a second well. In such a circumstance the Company would suffer a significant loss on its investment and there is no guarantee it could re-enter an agreement for further drilling on the farm out property on terms acceptable to the company. It is the goal of the Company, however, to explore every opportunity to leverage the investment made and data gained on the subject property to date.

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

The Company completed its review of the Initial Test Well during Q2 2011. It was determined after P & A that no further entries would be economical and the 120 day period allowed for completion under the terms of the Company’s farmout agreement expired in Q2, 2011. Thereafter a 180 day period allowed under the agreement to commence drilling a second well began. Accordingly, a decision to amend the farmout agreement, drill a new well or have the agreement lapse will occur in Q4 of fiscal 2011.

General

The following is a discussion and analysis of our plan of operation for the three and nine month period ended September 30, 2011, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Plan of Operation

We are currently an exploration stage company engaged in the acquisition, exploration, and development of prospective oil and gas properties in Texas. Our current business focus is to implement the terms of the Farmout Agreement, entered into by the Company in December 2009, pursuant to which we intend to earn an interest in certain oil and gas mineral leases located in Fort Bend and Wharton Counties, Texas and presently owned by SEPL. Our Plan of Operation will begin with a review of the data obtained through the drilling of our Initial Test Well. Based on the results of that review, the Company will determine if the acquisition of further geophysical data is warranted both for the present drill site block and the Farm Out Acreage as a whole. The Company remains in compliance with the performance timetable as set out in the Farm Out Agreement on the date of the filing of this report. Thereafter, a decision will be made with respect to drilling a second exploration well, subject to suitable financing on terms acceptable to the Company, but in any event no such drilling is contemplated before the fourth quarter of 2011 in keeping with the terms of the Company’s Farm Out Agreement. The Company is reviewing a small number of new opportunities for oil and gas exploration and development in Texas, some of which have production components as well as development opportunities. The Company believes that it is feasible to contemplate, based on discussions with interested parties, a stock-predicated acquisition based on the strong capital structure that was implemented by the Company in 2010. Management will review these opportunities diligently; however, no guarantee can be given that any transaction as outlined herein will occur in the time frame covered by this Plan of Operation.

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

On February 13, 2009, we entered into a loan agreement with Senergy Partners LLC (“Senergy”), a private Nevada limited liability corporation, pursuant to which the Company received a revolving loan of up to $1,000,000 (the “Credit Facility”). The outstanding principal amount of the Credit Facility together with all accrued and unpaid interest and all other amounts outstanding thereunder are due and payable in full on December 31, 2012, the maturity date. Outstanding principal under the Credit Facility bears interest at an annual rate of 8%. As a condition of the Credit Facility, the Company agreed to use funds received under the Credit Facility solely for the purpose of funding ongoing general and administrative expenses, consulting and due diligence expenses, or professional fees and joint venture programs. As at September 30, 2011, the Company has drawn $357,750 on the credit facility with Senergy.

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

On September 30, 2011, the Company entered in to a loan agreement with Bear Lair LLC, a Nevada Corporation, to reflect advances made to the Company during fiscal 2011. The loan is due in one year on September 30, 2012, and bears no interest rate or specific terms of repayment beyond the initial term.

RESULTS OF OPERATIONS

Three and Nine Month Summary
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue	$-	$-	$-	$-
General and Administrative Expenses	131,050	1,739,588	331,849	1,862,713
Other expenses (income)	47,223	275,381	143,286	293,608
Net Loss	$178,273	$2,014,969	$475,135	$2,156,321

Revenue

We have had no operating revenues for the three and nine month periods ended September 30, 2011 and 2010. We anticipate that we will not generate any revenues until we generate additional financing to support our planned operations and locate a prospective property through which we can pursue our plan of operation.

Operating Costs and Expenses

The major components of our expenses for the quarter are outlined in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Management Fees and stock based compensation	$90,000	$1,614,750	$228,250	$1,659,750
Audit Fees	4,429	7,273	92,857	44,709
Transfer Agent Fees	4,771	966	7,095	1,861
Accounting, legal, engineering and consulting, investor relations	20,811	104,216	35,206	126,396
Travel	9,884	9,981	40,467	23,188
Office	1,155	2,402	2,974	6,809
Write-down (recovery) on oil and gas leases	-	-	(75,000)	-
Total Expenses	$131,050	$1,739,588	$331,849	$1,862,713

General and Administrative

The decrease in our general and administrative expenses for the three month period ended September 30, 2011 was primarily due to:

(a)	Audit Fee decrease of 39% reflects change in audit work requirements from active drilling preparation to results analysis with a significant decrease in capital budgets to be recorded.

(b)	Accounting, legal, engineering & consulting experienced an 80% decrease due to the completion of active drilling activity following the drilling of the initial test well.

(c)	Management fees and stock based compensation decreased due to the significant drop in stock based compensation recorded in the same period of 2010

The decrease in our general and administrative expenses for the nine month period ended September 30, 2011 was primarily due to:

(a)	Accounting, legal, engineering & consulting experienced a 72% decrease due to decreased drilling activity and the decreased need for technical and professional services.

(b)	Management Fees and stock based compensation decreased 86% due to the significant drop in stock based compensation recorded in the same period of 2010.

Liquidity and Capital Resources

Working Capital

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Current Assets	$ 48,359	$ 108,381
Current Liabilities	1,647,376	1,371,046
Working Capital Deficiency	$ (1,599,017)	$ (1,262,665)

Cash Flows

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Cash used in Operating Activities	$ (310,420)	$ (259,408)
Cash provided by (used in) Investing Activities	120,213	(113,048)
Cash provided by Financing Activities	130,250	2,665,493
Net Increase (decrease) in Cash	$ (59,957)	$ (2,293,037)

We had a cash balance of $4,810 and negative working capital of $1,599,017as of September 30, 2011 compared to cash of $108,381 and negative working capital of $1,262,665 as of December 31, 2010. We anticipate that we will incur approximately $250,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. We will require $2,625,000 for costs associated with our plan of operation over the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Cash used in operating activities for the nine month period ended September 30, 2011 was $310,420 as compared to cash used in operating activities for the same period in 2010 of $259,408. Cash used in operating activities increased during the nine month period as a result of increases in audit costs during the year as well as increases in management fees, transfer agent fees and travel fees. Cash provided by (used in) investing activities for the nine month period ended September 30, 2011 was $120,213 as compared to cash used in investing activities for the same period in 2010 of ($113,048). The increase in cash used in investing activities was primarily due to the refund deposits paid to the Operator of the Initial Test Well and the sale of some excess casing and tubing to a third party purchaser. Cash provided by financing activities for the nine month period ended September 30, 2011 was $130,250 compared to cash provided by financing activities for the same period in 2010 of $2,665,493. The large decrease in cash provided by financing activities was primarily due to the $2.4 million loan proceeds received from Art Brokerage, Inc. in 2010 with no comparable loan proceeds received in the current year.

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

Loans Payable

The Company has the following loans payable:

	September 30, 2011	December 31, 2010
Art Brokerage – Current(a)	$89,993	$89,743
Art Brokerage – Current(b)	540,000	540,000
Art Brokerage – Term Loan(d)	450,000	400,000
Ms. Nancy A. Vevoda(a)	25,000	-
Mr. Alonzo B. Leavell(a)	20,000	20,000
Bear Lair LLC(e)	55,000	-
	1,179,993	1,049,743
Art Brokerage – Term Loan(d)	1,950,000	2,000,000
Senergy Partners LLC(c)	357,750	357,750
	$3,487,743	$3,407,493

(a)	These amounts are unsecured, bear no interest, with no specific terms of repayment.
(b)	These amounts are unsecured, bear interest at 5% per annum, with no specific terms of repayment.
(c)	This credit facility is unsecured, bears interest at 8% per annum, maturing on December 31, 2012. The remaining amount available under this credit facility is $142,250 as at September 30, 2011.
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

(e)

On September 30, 2011the company entered in to a loan agreement with Bear Lair LLC, a Nevada Corporation, to reflect advances made to the Company during fiscal 2011. The loan is due in one year on September 30, 2012 and bears no interest rate or specific terms of repayment beyond the initial term.

Going Concern

The audited financial statements accompanying our annual report on Form 10-K for the year ended December 31, 2010 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of September 30, 2011, we had cash of $4,810 and we estimate that we will require approximately $2,625,000 or costs associated with our plan of operation over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds.

Given the significant lead time to requisition a drilling rig and the financing required there is a significant risk that the Company will see it’s farm-out agreement with Southeastern Pipe Line Company lapse before it has the opportunity to drill a second well. In such a circumstance the Company would suffer a significant loss on its investment and there is no guarantee it could re-enter an agreement for further drilling on the farm out property on terms acceptable to the company. It is the goal of the Company, however, to explore every opportunity to leverage the investment made and data gained on the subject property to date.

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

Future Financings

We had a cash balance of $4,810 and negative working capital of $1,599,017as of September 30, 2011 compared to cash of $64,767 and negative working capital of $1,262,665 as of December 31, 2010, and we estimate that we will require approximately $2,625,000 or costs associated with our plan of operation over the next twelve months. Accordingly, although we have access to additional funds through our line of credit with Senergy, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

We are an exploration stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan. If we do discover oil or gas resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. If we discover a major reserve, there can be no assurance that such a reserve will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail. Given the significant lead time to requisition a drilling rig and the financing required there is a significant risk that the Company will see it’s farm-out agreement with Southeastern Pipe Line Company lapse before it has the opportunity to drill a second well. In such a circumstance the Company would suffer a significant loss on its investment and there is no guarantee it could re-enter an agreement for further drilling on the farm out property on terms acceptable to the company. Failure to do so will result in the loss of all our interest in the Farmout Agreement with SEPL.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had a negative working capital of $1,599,017 as of September 30, 2011 and require additional funds, either from equity or debt financing, to maintain our daily operations and to develop any wells under the Farmout Agreement. Obtaining additional financing is subject to a number of factors, including market prices for oil and gas, investor acceptance of our interest pursuant to the Farmout Agreement, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

At September 30, 2011, we had an accumulated deficit of $(2,988,332)and a negative working capital of $1,599,017. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our consolidated financial statements for the year ended December 31, 2010. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

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

There were no changes in our internal control over financial reporting during the three month period ended September 30, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
Robert Kinloch
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	November 18, 2011