Form 10-K
period 2011-12-31
MAVERICK MINERALS CORP
filed 2012-07-26
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 000-25515

MAVERICK MINERALS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0410480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 700 – 220 Bay Street, Toronto, Ontario	M5J 2W4
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 647-728-4134

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

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
Yes [   ]      No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $822,851.00 based on a price of $0.35 per share, being the average of the bid and asked price of the registrant’s common equity on June 30, 2011.

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
12,252,671 issued and outstanding as of July 25, 2012.

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

As used in this annual report, the terms “we”, “us”, “our”, the “Company” and “Maverick” means Maverick Minerals Corporation and our subsidiaries, Eskota Energy Corporation and Maverick Minerals Exploration Limited unless otherwise indicated.

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

On April 21, 2003 we closed a transaction with UCO Energy Corporation (“UCO”) to purchase the outstanding equity of UCO. To facilitate the transaction, we issued 3,758,040 common shares in exchange for all the issued and outstanding common shares of UCO. As a result of the transaction, the former shareholders of UCO held approximately 90% of the issued and outstanding common shares of Maverick. A net distribution of $944,889 was recorded in connection with the common stock of Maverick for the acquisition of UCO in respect of the Company’s net liabilities at the acquisition date. UCO was in the business of pursuing opportunities in the coal mining industry. From July 7, 2003 until March 5, 2004, we were engaged in the waste coal recovery business by way of a lease agreement at the Old Ben Mine near Sesser, Illinois. We extracted coal fines from holding ponds with a leased dredge and subsequently dried them in a fines plant and sold the dried product to an electrical utility. The operation was conducted in our wholly owned subsidiary UCO.

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

The farm-out agreement allowed us 120 days to complete the Lankford Trust #1 well and 180 days thereafter to commence drilling a new well. Given the results of the Initial Test Well, we made the decision not to commence drilling of a new well. Consequently, the Farm-Out Agreement lapsed. We still hold title to certain unproved oil and gas leases located adjacent to and inside the areas covered by the Farm-Out Agreement and intend to explore opportunities to leverage this investment at a future date.

Recent Corporate Developments

Since the commencement of our fourth quarter ended December 31, 2011, we experienced the following significant corporate developments:

1.

The Company’s farm-out agreement with SEPL allowed us 120 days to complete the Lankford Trust #1 well and 180 days thereafter to commence drilling a new well. Given the results of the Initial Test Well, we made the decision not to commence drilling of a new well. Consequently, the Farm-Out Agreement lapsed during the fourth quarter of 2011. We still hold title to certain unproved oil and gas leases located adjacent to and inside the areas covered by the Farm-Out Agreement and intend to explore opportunities to leverage this investment at a future date.

2.

During the fourth quarter of fiscal 2011 the Company’s management along with an independent geologist spent a significant period of time reviewing two separate metals projects in the State of Utah. The Company entered in to a Non-Disclosure and Non-Circumvention Agreement with the vendor’s agent to receive confidential data on a 6,000 acre consolidated land position in southern Utah with options to expand. The Au-Ag bearing mineralized material was the subject of detailed geological mapping program in 2011 in the Star Mining district in the state of Utah. In November of 2011 the management of Maverick Minerals travelled to Beaver County Utah to tour and inspect the historical workings and to review with the three project geologists from the target company the historical workings, present exploration and future drilling plans. Management is also looking at a further copper-gold property that Maverick management hopes to visit in the same area in the summer months of 2012.

3.

During the past six months management of Maverick has made a significant investment in time on a third gold property in central Utah in anticipation of participating in its exploration and development. Maverick is working closely with a private U.S. corporation which holds a strategic land position south of Salt Lake City within 3 miles of Barrick Gold’s former Mercur Mine. Barrick operated the Mercur mine from 1982- 1996 mining over one-million ounces of gold before reclaiming the open-pit site. Maverick has assisted in the private company adding adjacent land to its existing gold resource (1988 feasibility study) through acquisition and staking. Maverick management has used its experience in land tenure and acquisition to develop the planned exploration of the acquired properties. The Company is in active negotiations to participate in this shallow, near term gold exploration project.

4.

During the first quarter of 2012, we offered to purchase a 30-40 bopd producing property in the prolific Bakken field near Virden, Manitoba. While a formal offer was made for the Virden, Manitoba asset no agreement was ultimately reached and the opportunity is considered to be dormant at this time.

5.

We entered into a Option and Joint Venture Exploration Agreement dated June 8, 2012 (the “Agreement”) with Energold Minerals Inc. (“Energold”). Energold holds a 100% undivided right, title and interest in a group of mining claims situated in Thunder Bay, Ontario, Canada known as the Jarvis Island Property (the “Jarvis Property”). The Island is situated about 35 miles south of Thunder Bay about 5 km from the shore of Lake Superior near to the U.S. border (Minnesota). The property consists of 13.355 hectares and is believed to have mineral potential for the production of barite. Pursuant to the terms of the Agreement Energold granted Maverick the right, in the form of two options, to acquire an aggregate 51% working interest in the Jarvis Property subject to certain conditions, including the issuance of up to 400,000 shares of its common stock and incurring $400,000 in exploration expenditures on or before June 8, 2017.

6.

During our second fiscal quarter, we received two unsecured loans from Energold. The loans mature in November, 2012, bear no interest and are evidenced by two promissory notes in the amount of CDN$72,600 and US$77,400.

Our Current Business

We are currently an exploration stage company engaged in the acquisition, exploration, and development of prospective oil and gas properties and mineral properties.

Exploration and Drilling Activities in Fort Bend County, Texas

During the year ended December 31, 2011, our business focus was to implement the terms of the Farmout Agreement pursuant to which were to earn an interest in certain oil and gas mineral leases located in Fort Bend and Wharton Counties, Texas owned by SEPL. As a result of test results showing that zones drilled and tested were not commercially productive management made the decision not to proceed with subsequent drilling and testing as outlined in the agreement and, consequently, the Farm-Out Agreement lapsed in the fourth quarter of 2011.

During the land title curative process on the SEPL Farm-out acreage the company purchased several infill oil and gas leases in order to acquire a contiguous lease block for drilling purposes. The company will review their strategic importance during the balance of 2012 and make a decision as to their status as development opportunities.

Jarvis Island Option and Joint Venture Exploration Agreement

Maverick entered into a Option and Joint Venture Exploration Agreement dated June 8, 2012 with Energold Minerals Inc. (“Energold”). Energold holds a 100% undivided right, title and interest in a group of mining claims situated in Thunder Bay, Ontario, Canada known as the Jarvis Island Property (the “Jarvis Property”). The Island is situated about 35 miles south of Thunder Bay about 5 km from the shore of Lake Superior near to the U.S. border (Minnesota). The property consists of 13.355 hectares and is believed to have mineral potential for the production of barite.

Pursuant to the terms of the agreement, Energold granted Maverick the right, in the form of two options, to acquire an aggregate 51% working interest in the Jarvis Property subject to certain conditions, including the following:

1.

To exercise the first option and earn a 30% undivided interest in the Jarvis Property, Maverick must: (i) issue to Energold 100,000 shares on or before June 29, 2012 (issued on July 10, 2012); (ii) issue to Energold an additional 100,000 shares on or before September 15, 2013; and (iii) incur a total of $200,000 in exploration expenditures on the Jarvis Property on or before September 15, 2014;

2.

To exercise the second option and earn an additional 21% undivided interest in the Jarvis Property, Maverick must: (i) exercise the first option, (ii) issue to Energold a further 200,000 shares on or before September 15, 2015, and (iii) incur and additional $200,000 in exploration expenditures on the Jarvis Property on or before June 8, 2017;

3.

During the period that both options are outstanding and after the formation of the joint venture (hereinafter defined), Maverick agreed to act as operator of the Jarvis Property in consideration of certain management fees in an amount up to 10% on general exploration expenditures and other fees in an amount up to 5% on drilling or other major contract costs as further set out in the Agreement. Decisions regarding exploration and development of the Jarvis Property are determined by a committee;

4.

If Maverick exercises the first option the parties agreed to participate in a joint venture (the “Joint Venture”) for the purpose of further exploration and development of Jarvis Property where the right to participate and the obligation to fund the Joint Venture will be apportioned 70% ($630,000) to Energold and 30% ($270,000) to Maverick and if Maverick exercises the second option the Joint Venture will be apportioned 51% ($612,000) to Maverick and 49% ($588,000) to Energold; and

5.

If Maverick has acquired a 51% undivided interest in the Jarvis Property as per the Agreement and a feasibility study is completed which demonstrates that the Jarvis Property may be profitably brought into production, then Maverick has the right to elect to commit the necessary financing to place the Jarvis Property into production and thereby earn a 70% interest in the newly initiated mining project.

Pursuant to the terms of the Agreement both options will terminate and Maverick will have no further interest in the Jarvis Property if it does not exercise the first option by September 15, 2013. If Maverick exercises the first option but does not exercise the second option as contemplated in the Agreement then Maverick’s interest in the Jarvis Property will be limited to the 30% undivided interest and any other interests of Maverick provided for under the Agreement. Each party agreed to indemnify the other against any environmental liabilities in connection with any operating activities on the Jarvis Property. There is no assurance that Maverick will exercise the option as planned or at all.

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

Environmental legislation provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with the mining and oil and gas industries which could result in environmental liability. A breach or violation of such legislation may result in the imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental assessments are increasingly imposing higher standards, greater enforcement, fines and penalties for non-compliance. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies, directors and officers. The cost of compliance in respect of environmental regulation has the potential to reduce the profitability of any future revenues that our company may generate.

Employees

We have no employees. We rely on Robert Kinloch, our president, chief executive officer, chief financial officer and our sole director and Donald Kinloch, our secretary and treasurer to fulfill the function of management. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. We do not have any employment agreements with any of our officers or with our sole director.

ITEM 1A.            RISK FACTORS

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

The Likelihood of Continued Losses from Operations and Ability To Continue As A Going Concern.

The Company has had no revenue from operations and has incurred cumulative losses from inception through December 31, 2011 of $12,045,863. Losses are expected to continue until such time as the Company can economically produce and sell materials from the Jarvis Island Property and/or otherwise commence planned principal operations. Continued losses will require that the Company raise additional funds by equity or debt financing, failing which the Company will not be able to continue operations. Management cannot provide assurances that this will occur.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our consolidated financial statements for the year ended December 31, 2011. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had negative working capital of $4,079,593 as of December 31, 2011. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to implement our plan of operation. Obtaining additional financing is subject to a number of factors, including market commodities prices, investor acceptance of our interest pursuant to the Jarvis Island Property Agreement, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

We have defaulted on loan agreements, and as a result we may face serious liquidity issues and/or our business assets may be seized.

We were required to commence loan repayments on January 1, 2012 pursuant to a loan agreement, however these payments have not been made and the loan has entered into default. This loan is secured by the shares of capital stock of Eskota Energy Corporation, our wholly-owned subsidiary. In addition, subsequent to December 31, 2011, we gave notice to another creditor that a revolving loan had entered into default as a result of the company’s inability to repay the debt. If we are unable to settle these loans, the creditors may commence proceedings as are their rights under the agreements, to seize our assets and our business may fail. If we are able to settle this loan through an equity issuance, this will result in dilution to our existing shareholders.

We currently do not generate revenues, and as a result, we face a high risk of business failure.

In addition to our oil and gas leases in Fort Bend County the only significant interest we can earn in a property we have is pursuant to the Jarvis Island Property Agreement. From the date of our incorporation, we have primarily focused on the location and acquisition of mineral and oil and gas properties. We have not generated any significant revenues to date. In order to generate revenues, we will incur substantial expenses in the evaluation and development of our oil and gas leases and potential mineral interests. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operation, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

If we are required for any reason to repay all of our outstanding loans or any other indebtedness, we would be required to deplete our working capital, if available, or raise additional funds.

If we are required to repay the loans payable or any other indebtedness for any reason, we would be required raise additional funds. If we are unable to repay the loans or any other indebtedness when required, the lenders could commence legal action against our company and foreclose on all of our assets to recover the amounts due. Any such sale or legal action would require our company to curtail or possibly cease our operations.

Our ability to obtain financing is likely dependent on the price of certain commodities markets remaining at current levels, which, given historical fluctuations, can vary significantly

Financing to implement our plan of operation will depend upon current price levels for certain commodities, including barite and petroleum, being sustained for the foreseeable future. There is no guarantee that prices will remain at the current levels. Commodities prices historically have fluctuated widely and are affected by numerous factors outside of our control including industrial demand, central bank lending, forward sales of producers and speculators, levels of production, short-term changes in supply and demand because of speculative hedging activities, confidence in the global monetary system, expectations of the future rate of inflation, the strength of the U.S. dollar (the currency in which the price of commodities are generally quoted), interest rates and global or regional political or economic events.

Risks and Contingencies Associated with the Mining Industry Generally

In addition to the risks noted above, the Company is subject to all of the risks inherent in the mining industry, including environmental risks, fluctuating metals prices, industrial accidents, labor disputes, unusual or unexpected geologic formations, cave-ins, flooding, earth quakes and periodic interruptions due to inclement weather. These risks could result in damage to, or destruction of, production facilities, personal injury, environmental damage, delays, monetary losses and legal liability. Although the Company can be expected to maintain insurance within ranges of coverage consistent with industry practice, no assurance can be given that such insurance will be available at economically feasible premiums. Insurance against environmental risks (including pollution or other hazards resulting from the disposal of waste products generated from production activities) is not generally available to the Company or other companies in the mining industry. If subjected to environmental liabilities, the costs incurred would reduce funds available for other purposes.

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

ITEM 2.              PROPERTIES.

Executive Offices

Our principal business offices are located at Suite 700 – 220 Bay Street, Toronto, Ontario M5J 2W4. These premises are leased at a cost of $500 per month. Our offices consist of approximately 300 square feet. The lease agreement is on a month to month basis. We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

Acquisition of East Bernard Prospect Properties

During the land title curative process on the SEPL Farm-out acreage the company purchased several infill oil and gas leases in order to acquire a contiguous lease block for drilling purposes in Fort Bend County, Texas. The company will review their strategic importance during the balance of 2012 and make a decision as to their status as development opportunities by year-end.

Jarvis Island Property Location and History

History

In June 1927 the property was sold to Sudbury Basin Mines, a company controlled by Thayer Lindsley (three quarters acquired from Donald Hogarth and one quarter interest from A.J. McComber.) On June 1, 1943 the property was transferred from Sudbury Basin Mines Limited to Ventures Claims Limited. On the 16th of April, 1956 the property was further transferred from Ventures Claims Limited to Pan American Ventures Limited. In 1960 the property was transferred by Ventures Claims Limited to Westfield Minerals Limited (registered 28th of September, 1960).

Location

The property is described as Jarvis Island, Municipality of Neebing, (Property Identifier 58-01-040-007-31100-0000) in the District of Thunder Bay, in the Province of Ontario, Land Titles Division, Thunder Bay. The property is described as being in the District of Thunder Bay, in the Province of Ontario and being more particularly described as Jarvis Island, lying in front of, and being part of, the location known as Jarvis Location, patented on September 9, 1856. Therefore Jarvis Island is part of Jarvis Location. The Island is situated about 35 miles south of Thunder Bay about 5 km from the shore of Lake Superior near to the U.S. border (Minnesota). The property is described as having 13.355 hectares or 33 acres and is described as being of rocky terrain.

ITEM 3.              LEGAL PROCEEDINGS.

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets. There are no proceedings in which any of Maverick’s directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company’s interest.

ITEM 4.              MINE SAFETY DISCLOSURES.

Not Applicable.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
December 31, 2011	$0.35	$0.29
September 30, 2011	$0.35	$0.35
June 30, 2011	$0.36	$0.35
March 31, 2011	$2.00	$0.36
December 31, 2010	$5.00	$1.20
September 30, 2010	$1.50	$1.02
June 30, 2010	$1.75	$0.65
March 31, 2010	$1.11	$0

Pacific Stock Transfer Company, of 4045 South Spencer Street, Suite 403 Las Vegas, NV 89119 (telephone: 702.361.3033; facsimile 702.433.1979) is the registrar and transfer agent for our shares of common stock.

Holders of our Common Stock

As of July 25, 2012, we have 149 registered stockholders and 12,252,671 shares issued and outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

Other than as disclosed in the Company’s periodic reports the Company did not sell any equity securities during the period covered by this annual report that were not registered under the Securities Act of 1933.

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

On June 1, 2009, our board of directors adopted our 2009 Stock Option Plan. The purpose of our 2009 stock option plan is to retain the services of valued key officers and consultants of our company. Under the plan, the plan administrator is authorized to grant stock options to acquire up to a total of up to 7,500,000 shares of our common stock. On July 31, 2009 we filed a consent solicitation on Schedule 14A to seek stockholder approval of our 2009 Stock Option Plan. On August 3, 2009 we received majority stockholder consent approving our 2009 stock option plan. In August, 2009 we granted an aggregate of 145,000 options to acquire shares of our common stock at an exercise price of $0.40 per share to certain of our officers and consultants under the 2009 option plan. In September, 2010 we granted an aggregate of 1,100,000 options to acquire shares of our common stock at an exercise price of $1.05 per share exercisable until August 20, 2015 to certain of our directors and officers under the 2009 option plan. On January 13, 2011 we granted options to acquire an aggregate of 50,000 shares of our common stock at an exercise price of $1.50 per share exercisable until January 13, 2013 to two consultants under the 2009 option plan.

The following table provides a summary of the number of stock options granted under the 2009 Plan, the weighted average exercise price and the number of stock options remaining available for issuance under the Company’s option plans as at December 31, 2011:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans approved by security holders	1,295,000	$0.99	6,205,000

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2011.

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

Plan of Operation

We are currently an exploration stage company engaged in the acquisition, exploration, and development of prospective oil and gas and mineral properties. The Company is reviewing a small number of new opportunities for oil and gas exploration and development in Texas, some of which have production components as well as development opportunities. The Company believes that it is feasible to contemplate, based on discussions with interested parties, a stock predicated acquisition based on the strong capital structure that was implemented by the Company in 2010. Management will review these opportunities diligently; however, no guarantee can be given that any transaction as outlined herein will occur in the time frame covered by this Plan of Operation.

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

Our estimated expenses over the next twelve months are as follows:

Cash Requirements during the Next Twelve Months

Expense	($)
Cost to meet Joint Venture Requirements	100,000
Consulting Expenses	20,000
Professional Fees	70,000
General and Administrative expenses	140,000
Total	310,000

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

Any advance in the oil and gas and mineral development strategy set-out herein will require additional funds. These funds may be raised through equity financing, debt financing or other sources which may result in further dilution of the shareholders percentage ownership in the Company.

On February 13, 2009, we entered into a loan agreement with Senergy Partners LLC (“Senergy”), a private Nevada limited liability corporation, pursuant to which the Company received a revolving loan of up to $1,000,000 (the “Credit Facility”). The outstanding principal amount of the Credit Facility together with all accrued and unpaid interest and all other amounts outstanding thereunder are due and payable in full on December 31, 2012, the maturity date. Outstanding principal under the Credit Facility bears interest at an annual rate of 8%. As a condition of the Credit Facility, the Company agreed to use funds received under the Credit Facility solely for the purpose of funding ongoing general and administrative expenses, consulting and due diligence expenses, or professional fees and joint venture programs. As at December 31, 2011, the Company had drawn $357,500 on the credit facility with Senergy. Subsequent to December 31, 2011, the Company gave notice to Senergy that this credit facility had entered into default as a result of the Company’s inability to repay the debt. The Company is currently negotiating settlement of this loan.

In September, 2010, in connection with the negotiation of our loan agreement with Art Brokerage, the Company was required to enter into an amendment to its existing loan with Senergy Partners LLC. Under the terms of a amendment agreement dated September 15, 2010, the parties agreed that if and at such time Art Brokerage enters into a loan agreement with the Company with respect to a loan of $2,400,000, the existing loan agreement between the parties dated February 13, 2009 providing for up to $1,000,000 in principal to the Company would be amended to provide a maximum limit of $500,000.

On September 20, 2010, we entered into a loan agreement (the “Loan Agreement”) with Art Brokerage, Inc., pursuant to which Art Brokerage provided the Company with a non-revolving term loan in the principal amount of $2,400,000 having an interest rate of 5% per annum. The loan matures on April 1, 2015. As a condition of the Loan Agreement, the Company agreed to enter into a general security agreement dated September 20, 2010 creating a security over the Company’s present and after-acquired personal property and over the Company’s real property and other assets. In addition and as further security of the Company’s indebtedness under the Loan Agreement, the Company and Art Brokerage entered into a pledge and security agreement dated September 20, 2010, pursuant to which the Company agreed to pledge to Art Brokerage a first priority security interest in all of the shares of capital stock of Eskota Energy Corporation, the wholly owned subsidiary of the Company, and all proceeds with respect to such stock. The Company intends to use the funds from the $2,400,000 loan to commence development of the Company’s initial test well on its Farm-Out property located in southwest Texas. Both Senergy and Art Brokerage are beneficially owned by Donna Rose, an affiliate of the Company. In May, 2011, the Company entered into an amendment to its September 20, 2010 loan agreement with Art Brokerage, Inc. (the “Lender”) to postpone the commencement date for payment of the principal and interest on its loan from May 1, 2011 to January 1, 2012. Under the terms of the original loan agreement the Lender provided the Company with a non-revolving term loan in the principal amount of $2,400,000 at the interest rate of 5% per annum, calculated and compounded monthly, maturing on April 1, 2015. The company has been in default on this loan since January 2012. The Company is currently negotiating settlement of this loan.

On September 30, 2011, the Company entered in to a loan agreement with Bear Lair LLC, a Nevada Corporation, to reflect advances made to the Company during fiscal 2011. The loan is due in one year on September 30, 2012, and bears no interest rate or specific terms of repayment beyond the initial term.

RESULTS OF OPERATIONS

Our operating results for the years ended December 31, 2011 and 2010 are summarized as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Percentage Increase/(Decrease)
Revenue	-	-	N/A
Expenses	$1,318,353	$4,975,563	(73.5)%
Other Expenses	$191,236	$324,624	(41.1)%
Net Loss	$(1,509,589)	$(5,300,187)	71.5%

Revenues

We have had no operating revenues for the years ended December 31, 2011 and 2010. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative

The major components of our general and administrative expenses for the year are outlined in the table below:

	Year Ended December 31,
			Percentage
	2011	2010	Increase /
			(Decrease)
Audit Fees	$119,060	$77,823	53.0%
Accounting, legal, engineering & consulting, investor relations	41,229	218,666	(81.1)%
Management fees and stock based compensation	273,250	1,704,750	(84.0)%
Office	2,985	13,156	(77.3)%
Transfer agent fees	7,095	10,620	(33.2)%
Writedown on oil and gas leases	830,274	2,905,409	(71.4)%
Travel	44,460	45,139	(1.5)%
Total Expenses	$1,318,353	$4,975,563	(73.5)%

The $3,657,210 decrease in our general and administrative expenses for the year ended December 31, 2011 was primarily due to:

(a)

The decreased write down of capitalized expenditures from oil and gas exploration in the current year. During 2010, the Company wrote down capitalized costs associated with the Initial Test Well drilled under the Farm Out Agreement. During 2011, the Farm Out Agreement lapsed and the Company wrote off the remaining capitalized costs associated with the area covered under the Farm Out Agreement. These remaining costs were lower than the original write down as they did not include drilling and testing costs.

(b)

Decreased management fees and stock based compensation of $1,431,500. During 2010 there was stock based compensation expense due to the grant of 1,100,000 stock options. Using the Black-Scholes option pricing model, these options were deemed to have a fair value of $1,592,250. During 2011, 50,000 stock options were granted with a fair value of $93,250.

Other Income/Expenses

During 2011 the Company incurred $188,133 in interest expenses compared to $73,181 in 2010 as a result of the Company entering into a loan agreement with Art Brokerage Inc. during 2010. The Company realized a foreign exchange loss of $2,603 in 2011 compared to a loss of $3,211 in 2010 as a result of the weakening of the US Dollar compared to the Canadian dollar from 2010 to 2011. The Company realized a loss on settlement of loans payable of $500 in 2011 compared to a loss on settlement of loans payable of $254,090 in 2010. Lastly, the Company realized a gain on liabilities written-off of $Nil in 2011, compared to $5,858 in 2010 as a result of a lender releasing the Company of its obligation.

Working Capital

	Year Ended December 31, 2011	Year Ended December 31, 2010
Current Assets	$87	$64,767
Current Liabilities	4,079,680	1,371,046
Working Capital Deficit	$(4,079,593)	$(1,306,279)

Cash Flows

	Year Ended December 31, 2011	Year Ended December 31, 2010
Cash used in Operating Activities	$(337,643)	$(466,568)
Cash provided by (used in) Investing Activities	120,213	(2,930,182)
Cash provided by Financing Activities	152,750	3,455,493
Net Increase (Decrease) in Cash	$(64,680)	$58,743

We had cash of $87 and negative working capital of $4,079,593 as of December 31, 2011 compared to a cash of $64,767 and negative working capital of $1,306,279 for the year ended December 31, 2010. We anticipate that we will incur approximately $210,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. We will require $310,000 for costs associated with our plan of operation and operating expenses over the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Cash used in operating activities for the year ended December 31, 2011 was $337,643 as compared to cash used in operating activities for the same period in 2010 of $466,568. Cash used in operating activities decreased during the year as a result of decreases in accounting, legal and engineering costs during the year. Cash provided by investing activities for the year ended December 31, 2011 was $120,213 as compared to cash used in investing activities for the same period in 2010 of $2,930,182. The decrease in cash used in investing activities was primarily due to the deposit and direct legal costs incurred on the oil and gas acreage during 2010 as well as drilling costs incurred on the oil and gas acreage during 2010. During 2011, direct costs on the oil and gas acreage were offset by refunds received from the oil and gas operator after plugging and abandoning the Initial Test Well and the sale of excess tubing and casing leftover from this drilling in 2010. Cash provided by financing activities for the year ended December 31, 2011 was $152,750 compared to cash provided by financing activities for the same period in 2010 of $3,455,493. The decrease in cash provided by financing activities was primarily due to proceeds from loans payable of $152,750 compared to $3,205,493 in 2010 mostly arising from the loan agreement with Art Brokerage) and no shares were issued during 2011 whereas $250,000 was raised from shares issued in 2010.

Loans Payable

The Company has the following loans outstanding as of December 31, 2011:

The Company has the following loans payable:
	December 31, 2011	December 31, 2010
Art Brokerage – Current(a)	$89,993	$89,743
Art Brokerage – Current(b)	540,000	540,000
Art Brokerage – Term Loan(d)	2,400,000	400,000
Ms. Nancy A.Vevoda(a)	25,000	-
Mr. Alonzo B. Leavell(a)	20,000	20,000
Bear Lair LLC(3)	77,500	-
Senergy Partners LLC (c)	357,750
	3,510,243	1,049,743
Art Brokerage – Term Loan(d)	-	2,000,000
Senergy Partners LLC(c)	-	357,750
	$3,510,243	$3,407,493

(a)	These amounts are unsecured, bear no interest, with no specific terms of repayment.

(b)	These amounts are unsecured, bear interest at 5% per annum, with no specific terms of repayment.

(c)

This credit facility is unsecured, bears interest at 8% per annum, maturing on December 31, 2012. The remaining amount available under this credit facility is $142,250 as at December 31, 2011. Subsequent to December 31, 2011, the Company gave notice to Senergy Partners LLC that this loan had entered into default as a result of the Company’s inability to repay the debt. The Company is currently negotiating settlement of this loan.

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

In addition and as further security of the Company’s indebtedness under the Loan Agreement, the Company and Art Brokerage entered into a pledge and security agreement dated September 20, 2010, pursuant to which the Company agreed to pledge to Art Brokerage a first priority security interest in all of the shares of capital stock of Eskota Energy Corporation, the wholly owned subsidiary of the Company, and all proceeds with respect to such stock. In connection with the negotiation of the Loan Agreement with Art Brokerage, the Company was required to enter into an amendment to its existing loan with Senergy Partners LLC, an affiliate of Art Brokerage. Under the terms of an amendment agreement dated September 15, 2010, entered into by the Company with Senergy Partners LLC (“Senergy”), the parties agreed that if and at such time Art Brokerage enters into a loan agreement with the Company with respect to a loan of $2,400,000, the existing loan agreement between the parties dated February 13, 2009 providing for up to $1,000,000 in principal to the Company (the “Senergy Loan”) would be amended to provide that upon entry into the Loan Agreement the outstanding balance of principal and accrued interest under the Senergy Loan could not exceed a maximum limit of $500,000. As a further condition of the Loan Agreement, the Company agreed to enter into a general security agreement dated September 20, 2010 creating a security over the Company’s present and after-acquired personal property and over the Company’s real property and other assets. Subsequent to December 31, 2011, the Company did not commence repayment of the loan as required under the Loan Agreement and the loan entered into default. As a result, the balance of the loan is included in current liabilities as at December 31, 2011. The Company is currently negotiating settlement of this loan with Art Brokerage.

(e)

On September 30, 2011, the Company entered in to a loan agreement with Bear Lair LLC, a Nevada Corporation, to reflect advances made to the Company during fiscal 2011. The loan is due in one year on September 30, 2012 and bears no interest rate or specific terms of repayment beyond the initial term.

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2011, we had cash of $87 and we estimate that we will require approximately $310,000 for costs associated with our plan of operation and operating expenses over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $4,079,680, of which $2,757,750 plus accrued interest of $218,200 thereon entered into default subsequent to December 31, 2011. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the December 31, 2011 and 2010 consolidated financial statements which are included with this annual report. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

Future Financings

As of December 31, 2011, we had cash of $87 and we estimate that we will require approximately $310,000 for costs associated with our business operations over the next twelve months. Accordingly we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. Subsequent to December 31, 2011, we received $149,716 pursuant to two promissory notes. These notes mature on November 4, 2012. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Employees

We currently have no employees, and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820)”. This Update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and they explain how to measure fair value and they do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company is currently evaluating the impact of this update on the financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income (Topic 220)”. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of this update on the financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-12, “Comprehensive Income (Topic 220)”. The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011—5 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of this update on the financial statements.

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

Oil and Gas Leases

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

The Company has not recognized any revenue from its oil and gas exploration activities. The Company has performed evaluations of its capitalized expenditures relating to oil and gas exploration during the years ended December 31, 2011 and 2010. As a result of these evaluations, management noted that the estimated future cash flows associated with the oil and gas leases were not sufficient to realize the capitalized expenditures relating to oil and gas exploration at December 31, 2011 and 2010. In addition the Company has also considered the current market conditions in the evaluation of the Farmout acreage for impairment. Based on these evaluations, during the year ended December 31, 2011, the Company wrote down its capitalized expenditures on oil and gas exploration by $955,274 (2010 - $2,905,409).

Asset Retirement Obligations

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

Stock based compensation

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

28

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
www.bdo.ca	925 West Georgia Street
Vancouver BC V6C 3L2 Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders,
Maverick Minerals Corporation
(an Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Maverick Minerals Corporation (the “Company”) (an Exploration Stage Company) as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive loss, cash flows and changes in shareholders’ equity (capital deficit) for the years then ended and for the period from April 21, 2003 (Date of Inception) to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Maverick Minerals Corporation as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and for the period from April 21, 2003 (Date of Inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had an accumulated deficit of $12,045,863 at December 31, 2011 and incurred a net loss of $1,509,589 for the year then ended. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Canada LLP

Chartered Accountants

Vancouver, Canada
July 25, 2012

Maverick Minerals Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	December 31	December 31
	2011	2010
Current Assets
Cash	$87	$64,767

Long Term assets
Advances to related party (Note 6)	43,826	43,614
Oil & Gas leases (Note 3)	12,981	1,013,468
TOTAL ASSETS	$56,894	$1,121,849

Current Liabilities
Accounts payable and accrued liabilities (Note 6)	$204,329	$144,327
Accrued interest on loans payable (Note 6)	248,341	68,209
Convertible debt (Note 5)	116,767	108,767
Loans payable (Note 4)	3,510,243	1,049,743
TOTAL CURRENT LIABILITIES	4,079,680	1,371,046

Long term liabilities
Loans payable (Note 4)	-	2,357,750
Asset retirement obligation (Note 10)	-	50,000
TOTAL LIABILITIES	4,079,680	3,778,796

Capital Deficit
Capital Stock (Note 7)
Authorized:
750,000,000 common shares at $0.001 par value
Issued and fully paid 12,152,617 (2010 - 11,602,617) common shares
Par value	12,153	11,603
100,000,000 preferred shares at $0.001 par value
Issued and fully paid Nil (2009 - Nil) preferred shares
Par value	-	-
Additional paid-in capital	8,010,051	7,616,851
Shares to be issued (Note 7)	-	250,000
Deficit, accumulated during the exploration stage	(12,045,863)	(10,536,274)
Accumulated other comprehensive income	873	873
TOTALSTOCKHOLDERS EQUITY (CAPITAL DEFICIT)	(4,022,786)	(2,656,947)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$56,894	$1,121,849

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. Dollars)

			Cumulative From
			Date of Inception
	Year Ended		(April 21, 2003)
	December 31		to December 31
	2011	2010	2011
General and administration expenses
Audit fees	$119,060	$77,823	$509,548
Freight	-	-	7,600
Insurance	-	-	186,297
Accounting, legal, engineering & consulting, investor
relations	41,229	218,666	553,988
Management fees and stock based compensation
(Notes 6 and 8)	273,250	1,704,750	2,934,839
Office	2,985	13,156	77,057
Telephone and utilities	-	-	83,059
Transfer agent fees	7,095	10,620	40,615
Travel	44,460	45,139	297,291
Wages and benefits	-	-	86,588
Write down on oil and gas leases (Note 3)	830,274	2,905,409	3,735,683
Gain on disposal of assets	-	-	(795,231)
Loss from operations	(1,318,353)	(4,975,563)	(7,717,334)
Other income (expenses)
Interest expense	(188,133)	(73,181)	(322,248)
Loss on settlement of loan payable (Note 7)	(500)	(254,090)	(3,458,690)
Gain (Loss) on foreign exchange	(2,603)	(3,211)	(16,122)
Gain on write-off of payables	-	5,858	618,231
	(191,236)	(324,624)	(3,178,829)
Loss from continuing operations	(1,509,589)	(5,300,187)	(10,896,163)

Loss from discontinued operations	-	-	(1,149,700)
Loss for the year	(1,509,589)	(5,300,187)	(12,045,863)
Other Comprehensive Income
Foreign currency translation adjustments	-	-	873
Comprehensive Loss	$(1,509,589)	$(5,300,187)	$(12,044,990)

Loss per share - basic and diluted	($0.13)	($0.49)
Weighted average shares outstanding - basic and diluted	11,758,672	10,878,568

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

			Cumulative From
			Date of Inception
	Year Ended		(April 21, 2003)
	December 31		to December 31
	2011	2010	2011
Operating Activities
Loss for the year	$(1,509,589)	$(5,300,187)	$(12,045,863)
Adjustments to reconcile Loss for the year
to cash flows used in operating activities
Impairment of investment in oil and gas leases	830,274	2,905,409	4,155,642
Gain on disposal of assets	-	-	(933,995)
Gain on liabilities write-off	-	(5,858)	(618,231)
Stock based compensation	93,250	1,592,250	1,925,380
Depreciation	-	-	277,578
Shares issued for services	-	-	105,000
Interest accrued on convertible debt	8,000	8,000	16,767
Loss on settlement of loan payable	500	254,090	3,458,690
Changes in non-cash working capital items
Advances to related party	(212)	(43,614)	(43,826)
Accrued interest	180,132	65,182	244,547
Accounts payable	60,002	58,160	1,776,128

Cash used in operating activities	(337,643)	(466,568)	(1,682,183)

Investing Activities
Investment in oil and gas leases	(12,525)	(1,579,617)	(2,428,296)
Proceeds from the sale of working interests	-	650,000	650,000
Prepaids and deposits on oil and gas leases	-	(2,000,565)	(2,000,565)
Refund on oil and gas leases	75,000	-	75,000
Proceeds from sale of oil and gas supplies	57,738	-	57,738
Purchase of property and equipment	-	-	(311,367)

Cash used in investing activities	120,213	(2,930,182)	(3,957,490)

Financing Activities
Proceeds on shares to be issued	-	250,000	303,850
Debt settlement	-	-	35,625
Repayments of loans payable	-	-	(70,000)
Proceeds from loans payable	152,750	3,205,493	5,369,412
Cash provided by financing activities	152,750	3,455,493	5,638,887

Increase in cash during the year	(64,680)	58,743	(786)
Effect of cumulative currency translation	-	-	873
Cash, beginning of the year	64,767	6,024	-
Cash, end of the year	$87	$64,767	$87

Maverick Minerals Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

			Cumulative From
			Date of Inception
	Year Ended		(April 21, 2003)
	December 31		to December 31
	2011	2010	2011
Supplemental Cash Flow information:
Interest paid	$-	$-	$35,000
Income taxes paid	-	-	-
Non-cash investing and financing activities:
Impairment in oil and gas leases	-	-	419,959
Investment in oil and gas leases in exchange for notes payable to Veneto	-	-	1,455,000
Transfer of leases in settlement of notes payable	-	-	1,455,000
Assignment of accounts payable from transfer of leases	-	-	193,764
Settlement of loan payable	50,000	762,269	1,531,469
Forgiveness of related party balances payable	-	-	1,027,791
Forgiveness of loan payable	-	-	311,400
Shares issued for property services	-	-	210,000
Exchange of accounts payable for convertible debt	-	-	100,000
Shares issued for data purchase	-	367,500	367,500
Shares issued on conversion of debt	-	35,625	35,625
Shares issued for accrued interest on conversion of debt	-	1,788	1,788
Asset retirement obligations	(50,000)	50,000

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Capital Deficit)
For the Period from Date of Inception on April 21, 2003 to December 31, 2011
(Expressed in U.S. Dollars)

				Shares to be		Accumulated
	Number of	Par Value	Additional	Issued		Other
	Common	@$0.001 Per	Paid-in	(Subscriptions	Accumulated	Comprehensive	Total Capital
	Shares	Share	Capital	Receivable)	Deficit	Loss	Deficit
Balance, April 21, 2003	10	$-	$-	$-	$-	$-	$-
Adjustment for the issuance of common stock on recapitalization	3,758,040	3,758	(3,758)	-	-	-	-
	3,758,050	3,758	(3,758)	-	-	-	-
Adjustment to capital deficit of the Company at the recapitalization date	417,603	418	(945,307)	-	-	-	(944,889)
	4,175,653	4,176	(949,065)	-	-	-	(944,889)
Shares issued for management services (Note 7)	150,000	150	104,850	-	-	-	105,000
Currency translation adjustment	-	-	-	-	-	873	873
Net loss for the period	-	-	-	-	(626,985)	-	(626,985)
Balance, December 31, 2003	4,325,653	4,326	(844,215)	-	(626,985)	873	(1,466,001)
Shares issued for cash (Note 7)	1,000,000	1,000	24,000	-	-	-	25,000
Shares subscribed but unissued	-	27,500	-	-	-	-	27,500
Forgiveness of related party balances payable	-	-	1,027,791	-	-	-	1,027,791
Net income for the year	-	-	-	-	71,698	-	71,698
Balance, December 31, 2004	5,325,653	32,826	207,576	-	(555,287)	873	(314,012)
Shares subscribed but unissued	-	(27,500)	-	-	-	-	(27,500)
Shares issued for cash (Note 7)	2,750,000	2,750	24,750	-	-	-	27,500
Cancellation of shares (Note 7)	(5,437,932)	(5,438)	5,438	-	-	-	-
Compensation expense on share cancellation (Note 7)	-	-	44,720	-	-	-	44,720
Shares issued for loan payable settlement (Note 7)	89,500	90	125,211	-	-	-	125,300
Shares issued for cash (Note 7)	7,500	8	743	-	-	-	750
Stock based compensation	-	-	140,438	-	-	-	140,438
Net loss for the year	-	-	-	-	(1,036,098)	-	(1,036,098)
Balance, December 31, 2005	2,734,721	$2,735	$548,875	$-	$(1,591,385)	$873	$(1,038,902)

Maverick Minerals Corporation
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Capital Deficit)
For the Period from Date of Inception on April 21, 2003 to December 31, 2011
(Expressed in U.S. Dollars)

				Shares to be		Accumulated
	Number of	Par Value	Additional	Issued		Other
	Common	@$0.001 Per	Paid-in	(Subscriptions	Accumulated	Comprehensive	Total Capital
	Shares	Share	Capital	Receivable)	Deficit	Loss	Deficit
Balance, December 31, 2005	2,734,721	$2,735	$548,875	$-	$(1,591,385)	$873	$(1,038,902)
Shares issued for cash (Note 7)	6,000	6	594	(600)	-	-	-
Stock based compensation	-	-	11,401	-	-	-	11,401
Net loss for the year	-	-	-	-	(128,774)	-	(128,774)
Balance, December 31, 2006	2,740,721	2,741	560,870	(600)	(1,720,159)	873	(1,156,275)
Net loss for the year	-	-	-	-	(192,410)	-	(192,410)
Balance, December 31, 2007	2,740,721	2,741	560,870	(600)	(1,912,569)	873	(1,348,685)
Share subscriptions paid (Note 7)	-	-	-	600	-	-	600
Net income for the year	-	-	-	-	109,951	-	109,951
Balance, December 31, 2008	2,740,721	2,741	560,870	-	(1,802,618)	873	(1,238,134)
Cancellation of shares (Note 7)	-2,000,000	-2,000	2,000	-	-	-	-
Shares issued for loan payable settlement (Note 7)	8,950,000	8,950	3,571,050	-	-	-	3,580,000
Shares issued for loan payable settlement (Note 7)	436,000	436	217,564	-	-	-	218,000
Shares issued for consulting services (Note 7)	350,000	350	209,650	-	-	-	210,000
Stock based compensation (Note 8)	-	-	43,321	-	-	-	43,321
Net loss for the year	-	-	-	-	(3,433,469)	-	(3,433,469)
Balance, December 31, 2009	10,476,721	$10,477	$4,604,455	$-	$(5,236,087)	$873	$(620,282)

Maverick Minerals Corporation
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Capital Deficit)
For the Period from Date of Inception on April 21, 2003 to December 31, 2011
(Expressed in U.S. Dollars)

				Shares to be		Accumulated
	Number of	Par Value	Additional	Issued		Other
	Common	@$0.001 Per	Paid-in	(Subscriptions	Accumulated	Comprehensive	Total Capital
	Shares	Share	Capital	Receivable)	Deficit	Loss	Deficit
Balance, December 31, 2009	10,476,721	$10,477	$4,604,455	$-	$(5,236,087)	$873	$(620,282)
Shares issued upon conversion of debt (Note 7)	49,925	50	37,363	-	-	-	37,413
Shares issued for loan payable settlement (Note 7)	725,971	726	1,015,633	-	-	-	1,016,359
Shares issued for data purchase (Note 7)	350,000	350	367,150	-	-	-	367,500
Stock based compensation (Note 8)	-	-	1,592,250	-	-	-	1,592,250
Shares to be issued (Note 7)	-	-	-	250,000	-	-	250,000
Net loss for the year	-	-	-	-	(5,300,187)	-	(5,300,187)
Balance, December 31, 2010	11,602,617	11,603	7,616,851	250,000	(10,536,274)	873	(2,656,947)
Shares issued for cash (Note 7)	500,000	500	249,500	(250,000)	-	-	-
Shares issued for loan payable settlement (Note 7)	50,000	50	50,450	-	-	-	50,500
Stock based compensation (Note 8)	-	-	93,250	-	-	-	93,250
Net loss for period	-	-	-	-	(1,509,589)	-	(1,509,589)

Balance, December 31, 2011	12,152,617	$12,153	$8,010,051	$-	$(12,045,863)	$873	$(4,022,786)

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011
(Expressed in U.S. Dollars)

Note 1	NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

Maverick Minerals Corporation (“the Company”) was incorporated on August 27, 1998 under the Company Act of the State of Nevada, U.S.A. The Company is in the oil and gas exploration and development business. The Company has not yet began its planned principal operations and therefore is classified as an exploration stage company.

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

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2011, the Company has negative working capital of $4,079,593 and has an accumulated deficit of $12,045,863. The continuation of the Company is dependent upon obtaining a successful new exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $310,000 to cover general and administrative expenses over the twelve months ending December 31, 2012 to continue operations. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $4,079,680, of which $2,757,750 plus accrued interest thereon of $218,200 thereon entered into default subsequent to December 31, 2011 (note 4). The Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to pursue explorations activities, and for other working capital purposes.

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011
(Expressed in U.S. Dollars)

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

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

The fair value of the Company’s financial instruments, which consist of cash, advances to related parties, accounts payable and accrued liabilities, convertible debt and loans payable approximate their carrying values due to their short term or demand nature. The fair value for long-term loans payable approximates book value using current rates of interest.

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

The fair value hierarchy, as defined by ASC 820-10, contains three levels of inputs that may be used to measure fair value as follows:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities;
•

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals; and

•	Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011
(Expressed in U.S. Dollars)

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

(e)	Revenue Recognition

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

The Company accounts for the granting of share purchase options to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant. The fair value of all share purchase options are expensed over their vesting period with a corresponding increase to additional paid in capital.

The Company uses the Black-Scholes option valuation model to calculate the fair value of share purchase options at the date of the grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimates.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011
(Expressed in U.S. Dollars)

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

(i)	Loss Per Share

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

For the year ended December 31, 2011, loss per share excludes 1,684,223 (2010 – 1,607,557) potentially dilutive common shares (related to outstanding options and shares issuable on the conversion of convertible debt) as their effect was anti-dilutive.

(j)	Oil and Gas Leases

The Company follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by- country (cost centre) basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.

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

The Company has performed evaluations of its capitalized expenditures for oil and gas exploration during the years ended December 31, 2011 and 2010. As a result of these evaluations, management noted that estimated future cash flows associated with the property were not sufficient to realize the capitalized costs relating to the capitalized expenditures for oil and gas exploration at December 31, 2011. In addition, the Company has also considered the current market conditions in the evaluation of capitalized expenditures for oil and gas exploration for impairment. Based on these evaluations, during the year ended December 31, 2011, the Company wrote down its capitalized expenditures for oil and gas exploration by $955,274 (2010 - $2,905,409).

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011
(Expressed in U.S. Dollars)

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

(j)	Oil and Gas Leases – continued

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

The Company has obligations related to the plugging and abandonment of its oil and gas wells. The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The obligation is measured initially at fair value using present value methodology, and the resulting costs capitalized into the carrying amount of the related asset. In subsequent periods, the liability will be adjusted for any changes in the amount or timing of the underlying future cash flows. Capitalized asset retirement costs are amortized on the same basis as the related asset and the discount accretion of the liability is included in determining the results of operations.

(n)	Comparative Figures

Certain of the comparative figures have been reclassified to conform with the presentation in the current year.

(o)	New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820)”. This Update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and they explain how to measure fair value and they do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company is currently evaluating the impact of this update on the financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income (Topic 220)”. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of this update on the financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-12, “Comprehensive Income (Topic 220)”. The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011—5 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of this update on the financial statements.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011
(Expressed in U.S. Dollars)

Note 3	OIL AND GAS LEASES

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

v)

Upon earning the interest in the Leases, entering into a Joint Operating Agreement to govern operations by the parties on the Leases, and SEPL agrees to assign its 100% interest in the Leases to the Company subject to reserving an overriding royalty interest equal to the difference between all the existing lease burdens of record in effect as of October 1, 2009 and 30%, thereby delivering to the Company a 70% net revenue interest in the Leases; and

vi)

The Company granting an option to SEPL pursuant to which SEPL may after all drilling and completion cost have been recovered by the Company, back-in a 25% of eight-eighths working interest (subject to proportionate reduction if the Company’s acreage covers less than the entirety of the mineral interest under the proration spacing unit drilled), on a well-by-well basis.

Pursuant to the terms of the Farmout Agreement, if the Company met the commitment to commence the drilling operations on the first test well by December 14, 2010 described below and provided the Company established commercial production and met the requirements for the first well tested, the Company would have an option to develop additional wells within 180 days after the completion of the first well tested or subsequent wells tested. Also, pursuant to the terms of the agreement the Company agreed to indemnify SEPL and its affiliates from all claims arising from the drilling or operations of the first test well or any subsequent wells tested.

In connection with these leases the Company issued 350,000 shares as payment for geological data (Note 7). The Company entered into a letter agreement dated December 6, 2010 (the “Letter Agreement”) with an accredited investor (the “Purchaser”) pursuant to which the Purchaser and his nominee acquired a fifteen percent (15%) working interest in the Company’s initial test well being drilled in Fort Bend County, Texas having the permitted name of Lankford Trust No. 1 (the “Initial Test Well”) for the sum of $500,000. In accordance with the terms of the Letter Agreement, the Company and the Purchaser concurrently entered into a joint operating agreement dated effective December 6, 2010 pursuant to which each party agreed to pay or deliver, or cause to be paid or delivered, all burdens and liabilities on its share of the production in regards to the Well, but not in excess of thirty percent (30%) and to indemnify, defend and hold the other party free from any liability therefore. As a condition of the Letter Agreement and joint operating agreement, the Purchaser and/or their nominees will be entitled to receive a 25% share from any proceeds of the Well until such time as their initial investment of $500,000 has been repaid after which time the distribution to the Purchaser reverts to 15% in accordance with their interest in the Well. The $500,000 received for the sale of the working interest was been applied against the costs capitalized to Oil and Gas Leases.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011
(Expressed in U.S. Dollars)

Note 3	OIL AND GAS LEASES – continued

Effective December 7, 2010, the Company entered into a joint operating agreement with Arrowdog, LLP (“Arrowdog”) pursuant to which Arrowdog acquired a three percent (3%) working interest in the Initial Test Well for the sum of $150,000. Pursuant to the terms of the joint operating agreement each party agreed to pay or deliver, or cause to be paid or delivered, all burdens and liabilities on its share of the production in regards to the Well, but not in excess of thirty percent (30%) and to indemnify, defend and hold the other party free from any liability therefore. As a condition of the agreement Arrowdog would be carried for a 3% working interest to completion or until plug and abandonment without further cost.

Thereafter, Arrowdog would be responsible for their pro-rata share of expenses for maintenance and production with the Company. The $150,000 received for the sale of the working interest has been applied against the costs capitalized to Oil and Gas Leases.

On January 22, 2011 the Company completed drilling of its Initial Test Well on the Company's 4,513 acre Farm-Out property in Fort Bend County, Texas. The initial test well was spud on December 9, 2010.

Based on the results of the drilling program on the Initial Test Well it was determined that zones drilled were not commercially productive, despite the presence of significant down hole pressure and strong natural gas shows during drilling. The target sands were poorly developed and not suitable for a completion attempt. Accordingly, the decision was made to not set production casing and as a result the Company’s engineers have now completed plugging the well pursuant to regulations of the Texas Railway Commission. As a result management determined during the year ended December 31, 2010 that costs capitalized relating to the drilling and exploration of the Initial Test Well are impaired and recorded a write down on its oil and gas exploration expenditures capitalized of $904,844 on the statement of operations during the year ended December 31, 2010.

In addition, $2,000,565 in deposits paid to the Operator of the Initial Test Well (the “Operator”) as a prepayment for future drilling work to be completed on the well subsequent to December 31, 2010 were also included on the impairment assessment on the Initial Test Well and it was determined that these amounts were also impaired. As a result this amount along with the $904,844 amount disclosed above have been recorded on as a write-down of oil and gas leases totaling $2,905,409 on the statement of operations during the year ended December 31, 2010.

During the year ended December 31, 2011 the Company’s property costs decreased by $45,213 as a result of the sale of excess casing and tubing of $57,738 which was recorded as a recovery on oil and gas leases offset by $12,525 of additional payments for drilling and exploration and geologist services incurred.

During the year ended December 31, 2011, the Farmout Agreement lapsed as the Company did not complete drilling of a substitute exploration well within the required period in accordance with the Farmout Agreement. As a result, it was determined that the remaining property costs relating to the areas covered by the Farmout Agreement of $955,274 were impaired and the Company recorded a write-down of oil and gas leases of $955,274 on the statement of operations during the year ended December 31, 2011. This amount was offset by a recovery of oil and gas leases of $75,000 in respect of a refund received during the year for deposits paid to the Operator and reduction of asset retirement obligations of $50,000 recognized during the year ended December 31, 2011 (Note 10).

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011
(Expressed in U.S. Dollars)

Note 3	OIL AND GAS LEASES – continued

Net carrying costs as at December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Deposit on oil and gas leases	$350,000	$350,000	$350,000
Drilling and exploration	1,179,296	1,167,021	-
Consulting costs	235,113	235,113	210,000
Legal costs	17,116	17,116	11,195
Geological services	381,812	381,562	-
Geological data	367,500	367,500	-
Asset retirement obligation	50,000	50,000	-
Incidental revenue	(707,738)	(650,000)	-
	1,873,099	1,918,312	571,195
Write down of oil and gas leases	(1,860,118)	(904,844)	-
Interest in oil and gas leases	$12,981	$1,013,468	$571,195

At December 31, 2011, there was $12,981 in unevaluated property costs relating to the acquisition costs of unproved oil and gas leases located adjacent to the areas covered by the Farmout Agreement.

Note 4	LOANS PAYABLE

The Company has the following loans payable:

	2011	2010
Art Brokerage - Current (a)	$89,993	$89,743
Art Brokerage - Current (b)	540,000	540,000
Art Brokerage - Term Loan (d)	2,400,000	400,000
Mr. Alonzo B. Leavell (a)	20,000	20,000
Ms. Nancy A. Vevoda (a)	25,000	-
Bear Lair LLC (e)	77,500	-
Senergy Partners LLC (c)	357,750	-
	3,510,243	1,049,743
Art Brokerage - Term Loan (d)	-	2,000,000
Senergy Partners LLC (c)	-	357,750
	-	2,357,750
	$3,510,243	$3,407,493

(a)	These amounts are unsecured; bear no interest, with no specific terms of repayment.

(b)	These amounts are unsecured; bear interest at 5% per annum, with no specific terms of repayment.

(c)

This credit facility is unsecured, bears interest at 8% per annum, maturing on December 31, 2012 (see Note 7(a)). The remaining amount available under this credit facility is $142,250 as at December 31, 2011. Subsequent to December 31, 2011, the Company gave notice to Senergy Partners LLC that this loan had entered into default as a result of the Company’s inability to repay the debt. The Company is currently negotiating settlement of this loan.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011
(Expressed in U.S. Dollars)

Note 4	LOANS PAYABLE – continued

(d)

On September 20, 2010, the Company entered into a loan agreement (the “Loan Agreement”) with Art Brokerage, Inc. (“Art Brokerage”), pursuant to which Art Brokerage provided the Company with a non-revolving term loan in the amount of $2,400,000 having an interest rate of 5% per annum. The loan matures on April 1, 2015 with interest calculated and compounded monthly, payable on the 1st day of each calendar month commencing May 1, 2011. In addition to the monthly interest payments, the Company was required to make monthly principal payments in the amount of $50,000, commencing on May 1, 2011 and continuing on the 1st day of each month until the Company’s indebtedness was repaid in full.

On May 25, 2011, the Company and the creditor agreed to amend the Loan Agreement to allow the Company to postpone commencement of the monthly principal and interest payments until January 1, 2012, with a balloon payment of $450,000 at maturity. All other terms and conditions with respect to the original Loan Agreement remained unchanged.

Subsequent to December 31, 2011, the Company did not commence repayment of the loan as required under the Loan Agreement and the loan entered into default. As a result, the balance of the loan is included in current liabilities as at December 31, 2011. The Company is currently negotiating settlement of this loan with Art Brokerage.

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

In addition and as further collateral of the Company’s indebtedness under the Loan Agreement, the Company and Art Brokerage entered into a pledge and security agreement dated September 20, 2010, pursuant to which the Company agreed to pledge to Art Brokerage a first priority security interest in all of the shares of capital stock of Eskota Energy Corporation, the wholly- owned subsidiary of the Company, and all proceeds with respect to such stock.

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

(e)

The Company has entered into a loan agreement with Bear Lair LLC, a Nevada Corporation, to reflect advances made to the Company during fiscal 2011. The loan is due September 30, 2012 and bears no interest or specific repayment terms beyond the initial term.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011
(Expressed in U.S. Dollars)

Note 4	LOANS PAYABLE – continued

Principal repayments over the remaining terms of the loans are as follows:

2012	$1,710,243
2013	600,000
2014	600,000
2015	600,000
$3,510,243

Note 5	CONVERTIBLE DEBT

a)

On November 26, 2009, the Company issued a convertible note in the amount of $100,000 to a related party to settle an outstanding payable of $100,000. This convertible note is due on demand, and bears interest at 8% per annum. The convertible note and accrued interest thereon is convertible into common shares at a conversion rate of $0.30 per share.

b)

On December 11, 2009, the Company issued a convertible note in the amount of $35,625. This convertible note was due on June 11, 2010 and bore interest at 8% per annum. The debt was convertible into common shares at $0.75 per share. The Company had the right to prepay any portion of the principal amount of this debenture without prior written consent of the holder. This note was converted during the year ended December 31, 2010 (Note 7).

Note 6	RELATED PARTY TRANSACTIONS

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011
(Expressed in U.S. Dollars)

Note 6	RELATED PARTY TRANSACTIONS – continued

Management fees of $180,000 were charged to expense in these financial statements for the year ended December 31, 2011 (2010 - $112,500). Included in accounts payable and accrued liabilities at December 31, 2011 is $34,150 (2010 - $Nil) owing to an officer of the Company for accrued and unpaid management fees.

At December 31, 2011 the Company had advanced $43,826 (2010 - $43,614) to the Company’s President. The advances are non-interest bearing and no bear no specific terms of repayment.

During the year ended December 31, 2011, the Company incurred $188,133 (2010 - $73,430) in interest charges on loans payable to companies controlled by a significant shareholder of the Company and to a director of the Company. Of these amounts $265,074 (2010 - $76,941) was payable as at December 31, 2011.

Note 7	SHARE CAPITAL

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011
(Expressed in U.S. Dollars)

Note 7	SHARE CAPITAL - continued

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011
(Expressed in U.S. Dollars)

Note 7	SHARE CAPITAL - continued

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

On February 28, 2011, the Company entered into debt settlement and subscription agreements with two subscribers pursuant to which the Company settled an aggregate of $50,000 debt in consideration of the issuance of 50,000 shares on March 7, 2011. The debt related to certain amounts owed by Art Brokerage to third parties which were subsequently assigned to the Company. The transaction was recorded at the quoted market price of $1.01 and resulted in a loss on settlement of loans payable of $500.

Note 8	STOCK OPTION PLAN

Stock options

The Company has a stock option plan which provides for the granting of up to 7,500,000 stock options to key employees, directors and consultants, of common shares of the Company. Under the stock option plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Board of Directors.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011
(Expressed in U.S. Dollars)

Note 8	STOCK OPTION PLAN - continued

During the year ended December 31, 2010, there were 1,100,000 options granted to officers and a director of the Company. All options granted were fully vested at the date of issuance which resulted in stock-based compensation expense of $1,592,250 being charged to operations during the year ended December 31, 2010. These options are exercisable at a price of $1.05 per option and expire on August 20, 2015. The fair value of these options granted was approximately $1.45 per share on the grant date.

During the year ended December 31, 2011, there were 50,000 options granted to two consultants of the Company. All options granted were fully vested at the date of issuance which resulted in stock- based compensation expense of $93,250 being charged to operations during the year ended December 31, 2011. These options are exercisable at a price of $1.50 per option and expire on January 13, 2013. The fair value of these options granted was approximately $1.87 per share on the grant date.

Weighted average assumptions used in calculating compensation expense in respect of options granted using the Black-Scholes option pricing model were as follows:

	2011	2010
Risk-free interest rate	0.59%	1.34%
Dividend yield	Nil	Nil
Expected volatility	259%	278%
Weighted average expected life of options	2.00 years	4.91 years

No stock options were exercised, cancelled or expired during the years ended December 31, 2011 and 2010.

The following is a summary of the status of the Company’s stock options as of December 31, 2011 and the stock option activity during the year ended December 31, 2011 and 2010:

		Weighted Average
	Number of options	Exercise Price
Outstanding, December 31, 2009	145,000	$0.40
Granted	1,100,000	$1.05
Outstanding, December 31, 2010	1,245,000	$0.97
Granted	50,000	$1.50
Outstanding, December 31, 2011	1,295,000	$0.99

All options that were outstanding were exercisable at December 31, 2011 and 2010 as a result of all options being fully vested upon grant.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011
(Expressed in U.S. Dollars)

Note 8	STOCK OPTION PLAN - continued

At December 31, 2010, the Company had share purchase options outstanding as follows:

	Number of		Aggregate
Exercise Price	options	Expiry Date	Instrinsic Value
$0.40	145,000	December 31, 2012	$0.00
$1.05	1,100,000	August 20, 2015	$0.00
$1.50	50,000	January 13, 2013	$0.00
December 31, 2011	1,295,000		$0.00
December 31, 2010	1,245,000		$779,000

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.31 per share as of December 31, 2011 (2010 – $1.60), which would have been received by the option holders had all option holders exercised their options as of that date. There were no in-the-money options vested and exercisable as of December 31, 2011 (2010 – 1,245,000).

Note 9	INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2011 and 2010 are presented below:

	2011	2010
Operating losses	$1,753,000	$374,000
Capital losses	97,000	97,000
Oil and gas leases	-	987,000
Undeducted accruals	90,000	-
Valuation allowance	(1,940,000)	(1,458,000)
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

A reconciliation of United States federal statutory income tax rates is as follows:

	2011	2010
Corporate tax rate	34%	34%
Net loss for the year before income taxes	$(1,509,589)	$(5,300,187)

Expected income tax recovery	$(513,300)	$(1,802,000)
Loss on debt settlement	200	89,000
Stock based compensation	31,900	513,000
Increase in valuation allowance	481,200	1,200,000
	$-	$-

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011
(Expressed in U.S. Dollars)

Note 9	INCOME TAXES – Continued

At December 31, 2011, the Company had estimated losses carried forward of approximately $5,155,000 (2010 - $1,099,000) that may be available to offset future taxable income.

The potential tax benefits have been fully allowed for in the valuation allowance in these financial statements. These Federal and state net operating loss carry-forwards begin to expire on various dates from 2026 through 2031.

The Company files income tax returns in the United States. All of the Company’s tax returns are subject to tax examinations until respective statute of limitation. The Company currently has no tax years under examination. The Company’s tax filings for the years 2007 - 2011 remain open to examination.

Based on management’s assessment of ASC 740, the Company concluded that the adoption of ASC 740 had no significant impact on our results of operations or financial position, and required no adjustment to the opening balance sheet accounts. The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of December 31, 2011 and 2010.

As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within twelve months of the reporting date.

Note 10	ASSET RETIREMENT OBLIGATION

The Company is required to plug and abandon any wells which it has drilled.

As at December 31, 2010, the Company estimated the fair value of its asset retirement obligations based on its requirements to reclaim and clean-up its initial test well drilled on the Leases to be approximately $50,000. The fair value of the Company's asset retirement obligations was determined using discounted cash flow methodologies based on inputs that are not readily available in public markets. This obligation was recorded during the year ended December 31, 2010.

During the year ended December 31, 2011, the Company met the reclamation requirements in respect of its initial test well drilled and the Company’s asset retirement obligations were reduced to $nil.

Note 11	SUBSEQUENT EVENTS

Subsequent to December 31, 2011;

a)	The Company received Cdn$72,600 pursuant to a promissory note dated May 15, 2012. The note is unsecured, non-interest bearing and is due on November 4, 2012.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011
(Expressed in U.S. Dollars)

Note 11	SUBSEQUENT EVENTS – Continued

b)	The Company received US$77,400 pursuant to a promissory note dated May 29, 2012. The note is unsecured, non-interest bearing and is due on November 4, 2012.

c)	The Company settled trade accounts payable of $161,528 for $108,105 and recorded a gain on settlement of accounts payable of $53,423.

d)

The Company entered into an Option and Joint Venture Exploration Agreement dated June 8, 2012, with Energold Minerals Inc. (“Energold”), a Canadian company, under which the Company may earn up to an undivided 51% interest in the Jarvis Island Property, comprising a group of mining claims situated in the Thunder District of Ontario, Canada (the “Property”) and thereafter establish a joint venture with Energold for the joint exploration, development and production of minerals from the Property.

To exercise the first option and earn a 30% undivided interest in the Property, the Company must (i) issue 100,000 common shares of the Company on or before June 29, 2012 (issued subsequent to December 31, 2011), (ii) issue 100,000 common shares of the Company on or before September 15, 2013 and (iii) incur a total of $200,000 in exploration expenditures on the Property by September 15, 2013.

To exercise the second option and earn an additional 21% undivided interest in the Property, the Company must exercise the first option and issue a further 200,000 common shares on or before September 15, 2015 and incur an additional $200,000 in exploration expenditures on the Property on or before June 8, 2017.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.           CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures and remediation

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of December 31, 2011, including the remedial actions discussed below, and we have concluded that, as of December 31, 2011, our disclosure controls and procedures were ineffective as discussed in greater detail below. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures.

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

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of December 31, 2011.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2011, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including:

(i)

Lack of a sufficient number of independent directors for our board and audit committee. We currently have no independent director on our board, which is comprised of one director. As a publicly-traded company, we strive to have a majority of our board of directors be independent;

(ii)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2011, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

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

Plan for Remediation of Material Weaknesses

Our company has taken steps to improve our internal controls over financial reporting and we intend to continue to take appropriate and reasonable steps necessary to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2012 assessment of the effectiveness of our internal control over financial reporting.

Subject to receipt of additional financing, we have undertaken, or intend to undertake the following remediation measures to address the material weaknesses described in this annual report. Such remediation activities include the following:

(1)

We continue to recruit two or more additional independent board members to join our board of directors and will consider the adoption of an audit committee at such time as additional board members are retained;

(2)	We have retained a qualified accountant to assist in the preparation of our public filings and assist on accounting matters; and

(3)	We intend to continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION.

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position
Robert Kinloch	56	President, Chief Executive Officer, Chief Financial Officer and Director
Donald Kinloch	54	Secretary and Treasurer

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

Significant Employees

We have no significant employees.

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

Code of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, and consultants, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our annual report on Form 10-KSB filed on April 24, 2008. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

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

ITEM 11.            EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2011; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended December 31, 2011 and 2010, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Robert Kinloch President, Chief Executive Officer and Director	2011 2010	120,000 97,500	Nil Nil	Nil Nil	Nil 1,013,250	Nil Nil	Nil Nil	Nil Nil	120,000 1,110,750
Donald Kinloch Secretary and Treasurer	2011 2010	60,000 15,000	Nil Nil	Nil Nil	Nil 579,000	Nil Nil	Nil Nil	Nil Nil	60,000 594,000

(1) For a description of the methodology and assumptions used in valuing the option awards granted to our officers and directors during the year ended December 31, 2011, please review Note 8 to the financial statements included herein.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each director certain information concerning the outstanding equity awards as of December 31, 2011.

	OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Robert Kinloch	700,000	-	-	$1.05	08/20/15	Nil	-	Nil	Nil
Donald Kinloch	400,000 100,000	- -	- -	$1.05 $0.40	08/20/15 12/31/12	Nil Nil	- -	Nil Nil	Nil Nil

Aggregated Options Exercised in the Year Ended December 31, 2011 and Year End Option Values

There were no stock options exercised during the year ended December 31, 2011.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended December 31, 2011.

Director Compensation

We reimburse our director for expenses incurred in connection with attending board meetings. We did not pay any other director’s fees or other compensation for services rendered as a director for the fiscal year ended December 31, 2011.

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

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of July 25, 2012, there were 12,252,617 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Class(2)
Directors and Officers:

Common Stock	Robert J. Kinloch 302-95 Sidney St. Belleville, Ontario Canada K8P 1J6	1,127,970(3)	8.44%

Common Stock	Donald Kinloch 1798 Old Highway #2 Unit #2 RR 2 Belleville ON K8N 4Z2	525,000(4)	4.28%

Common Stock	Directors and Officers as a group (two)	1,652,970(5)	11.93%

5% Shareholders:

Common Stock	Robert J. Kinloch 302-95 Sidney St. Belleville, Ontario Canada K8P 1J6	1,127,970(3)	8.44%

Common Stock	Donna Rose 1000 N. Green Valley Pkwy Suite 440-235 Henderson, NV 89074	9,675,972(6)	78.97%

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

(2)	The percentage of class is based on 12,252,617 shares of common stock issued and outstanding as of July 25 2012.

(3)

Total consists of 23,623 shares of the Company beneficially owned by Mr. Robert Kinloch and 700,000 shares of the Company acquirable on exercise of options within 60 days of the date hereof and 404,347 shares of the Company acquirable on the conversion of a convertible loan and accrued interest thereon.

(4)	Total consists of 25,000 shares of the Company beneficially owned by Mr. Donald Kinloch and 500,000 shares of the Company acquirable on exercise of options within 60 days of the date hereof.

(5)	Total consists of 1,200,000 shares of the Company acquirable on exercise of options within 60 days of the date hereof.

Total consists of 8,950,000 shares of the Company owned by Senergy Partners LLC, a private corporation beneficially

(6)	owned by Donna Rose and 725,971 shares of the Company owned by Art Brokerage, Inc., a private corporation beneficially owned by Donna Rose.

Changes in Control

None.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set out below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our company’s fiscal year ended December 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

On November 26, 2009, we entered into a subscription agreement with Robert Kinloch pursuant to which Mr. Kinloch purchased one convertible debenture (the “Debenture”) in the aggregate principal amount of $100,000 in settlement of $100,000 of outstanding debt owed by the Company to Mr. Kinloch. The Debenture and accrued interest is convertible into shares of the Company’s common stock, par value $0.001 at a deemed conversion price per share of $0.30 for an aggregate purchase price of $100,000. The Debenture is payable on demand, and bears interest at the rate of 8% per annum, payable on the date of conversion of the Debenture. Interest is calculated on the basis of a 360-day year and accrues daily commencing on the date the Debenture is issued until payment in full of the principal amount, together with all accrued and unpaid interest and other amounts which may become due have been made.

Director Independence

Our common stock is quoted on the OTC Markets Group Inc. Over-the-Counter Bulletin Board, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Mr. Robert Kinloch is our chief executive officer and president and our sole director. As a result, we do not have any independent directors.

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

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2011 and December 31, 2010 for professional services rendered by BDO Canada LLP, Chartered Accountants, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit Fees	$114,631	$82,512
Audit Related Fees	-	-
Tax Fees	$4,429	$6,452
All Other Fees	-	-
Total	$119,060	$88,964

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

10.28	Letter Agreement dated December 6, 2010 between Maverick Minerals Corporation and John Kearney (incorporated by reference from our Form 8-K Current report, filed on December 28, 2010)

Exhibit
Number	Description
10.29	Option and Joint Venture Exploration Agreement dated June 8, 2012 between Maverick Minerals Corporation and Energold Minerals Inc.

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 24, 2008)

21.1*	List of Subsidiaries

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAVERICK MINERALS CORPORATION

By	/s/ Robert Kinloch
Robert Kinloch
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	July 25, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Robert Kinloch
Robert Kinloch
Sole director, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	July 25, 2012