Form 10-Q
period 2012-03-31
MAVERICK MINERALS CORP
filed 2012-08-13
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

647-728-4134
(Registrant’s telephone number, including area code)

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

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
Yes [X]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of August 9, 2012, there were 13,002,617 shares of common stock, par value $0.001, outstanding.

ii

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Maverick Minerals Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
Unaudited
(Expressed in U.S. Dollars)

	March 31	December 31
	2012	2011
Current Assets
Cash	$44	$87

Long Term assets
Advances to related party (Note 6)	9,598	43,826
Oil & Gas leases (Note 3)	12,981	12,981
TOTAL ASSETS	$22,623	$56,894

Current Liabilities
Accounts payable and accrued liabilities (Note 6)	$221,042	$204,329
Accrued interest on loans payable (Note 6)	294,196	248,341
Convertible debt (Note 5)	118,762	116,767
Loans payable (Note 4)	3,515,243	3,510,243
TOTAL LIABILITIES	4,149,243	4,079,680

Capital Deficit
Capital Stock (Note 7)
Authorized: 750,000,000 common shares at $0.001 par value Issued and fully paid 12,152,617 (December 31, 2011 – 12,152,617) common shares Par value 100,000,000 preferred shares at $0.001 par value	12,153	12,153
Issued and fully paid Nil (2011 - Nil) preferred shares Par value	-	-
Additional paid-in capital	8,010,051	8,010,051
Deficit, accumulated during the exploration stage	(12,149,697)	(12,045,863)
Accumulated other comprehensive income	873	873
TOTALCAPITAL DEFICIT	(4,126,620)	(4,022,786)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$22,623	$56,894

Nature of Operations and Ability to Continue as a Going Concern – Note 1
Subsequent Events – Notes 4 and 9

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(Expressed in U.S. Dollars)

			Cumulative From
			Date of Inception
	Three months ended		(April 21, 2003)
	March 31		to March 31
	2012	2011	2012
General and administration expenses
Audit fees	$1,833	$53,751	$511,381
Freight	-	-	7,600
Insurance	-	-	186,297
Accounting, legal, engineering & consulting, investor relations	5,000	2,011	558,988
Management fees and stock based compensation (Notes 6 and 8)	45,000	138,250	2,979,839
Office	161	1,331	77,218
Telephone and utilities	-	-	83,059
Transfer agent fees	-	298	40,615
Travel	6,121	22,937	303,412
Wages and benefits	-	-	86,588
Write down on oil and gas leases	-	(75,000)	3,735,683
Gain on disposal of assets	-	-	(795,231)
Loss from operations	(58,115)	(143,578)	(7,775,449)
Other income (expenses)
Interest expense	(47,850)	(46,450)	(370,098)
Loss on settlement of loan payable (Note 7)	-	(500)	(3,458,690)
Gain (Loss) on foreign exchange	2,131	(1,949)	(13,991)
Gain on write-off of payables	-	-	618,231
	(45,719)	(48,899)	(3,224,548)

Loss from continuing operations	(103,834)	(192,477)	(10,999,997)

Loss from discontinued operations	-	-	(1,149,700)
Loss for the period	(103,834)	(192,477)	(12,149,697)
Other Comprehensive Income
Foreign currency translation adjustments	-	-	873
Comprehensive Loss	$(103,834)	$(192,477)	$(12,148,824)

Loss per share - basic and diluted	($0.01)	($0.02)
Weighted average shares outstanding - basic and diluted	12,152,617	11,882,617

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Unaudited
(Expressed in U.S. Dollars)

			Cumulative From
			Date of Inception
	Three months ended		(April 21, 2003)
	March 31		to March 31
	2012	2011	2012
Operating Activities
Loss for the period	$(103,834)	$(192,477)	$(12,149,697)
Adjustments to reconcile Loss for the year
to cash flows used in operating activities
Impairment of investment in oil and gas leases	-	(75,000)	4,155,642
Gain on disposal of assets	-	-	(933,995)
Gain on liabilities write-off	-	-	(618,231)
Stock based compensation	-	93,250	1,925,380
Depreciation	-	-	277,578
Shares issued for services	-	-	105,000
Interest accrued on convertible debenture	1,995	1,973	18,762
Loss on settlement of loan payable	-	500	3,458,690
Changes in non-cash working capital items
Advances to related party	34,228	(30,085)	(9,598)
Accrued interest payable	45,855	44,477	290,402
Accounts payable and accrued liabilities	16,713	(32,492)	1,792,841
Cash used in operating activities	(5,043)	(189,854)	(1,687,226)

Investing Activities
Investment in oil and gas leases	-	(250)	(2,428,296)
Proceeds from the sale of working interests	-	-	650,000
Prepaids and deposits on oil and gas leases	-	-	(2,000,565)
Refund on oil and gas leases	-	75,000	75,000
Proceeds from sale of oil and gas supplies	-	-	57,738
Purchase of property and equipment	-	-	(311,367)

Cash provided by (used in) investing activities	-	74,750	(3,957,490)

Financing Activities
Proceeds on shares to be issued	-	-	303,850
Debt settlement	-	-	35,625
Repayments of loans payable	-	-	(70,000)
Proceeds from loans payable	5,000	68,000	5,374,412
Cash provided by financing activities	5,000	68,000	5,643,887

Decrease in cash during the period	(43)	(47,104)	(829)
Effect of cumulative currency translation	-	-	873

Cash, beginning of the period	87	64,767	-
Cash, end of the period	$44	$17,663	$44

Maverick Minerals Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Unaudited
(Expressed in U.S. Dollars)

			Cumulative From
			Date of Inception
	Three months ended		(April 21, 2003)
	March 31		to March 31
	2012	2011	2012
Supplemental Cash Flow information:
Interest paid	$-	$-	$35,000
Income taxes paid	-	-	-
Non-cash investing and financing activities:
Impairment in oil and gas leases	-	-	419,959
Investment in oil and gas leases in exchange for notes payable to Veneto	-	-	1,455,000
Transfer of leases in settlement of notes payable	-	-	1,455,000
Assignment of accounts payable from transfer of leases	-	-	193,764
Settlement of loan payable	-	50,000	1,531,469
Forgiveness of related party balances payable	-	-	1,027,791
Forgiveness of loan payable	-	-	311,400
Shares issued for property services	-	-	210,000
Exchange of accounts payable for convertible debt	-	-	100,000
Shares issued for data purchase	-	-	367,500
Shares issued on conversion of debt	-	-	35,625
Shares issued for accrued interest on conversion of debt	-	-	1,788
Asset retirement obligations	-	-	-

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Capital Deficit)
For the Period from Date of Inception on April 21, 2003 to March 31, 2012
Unaudited - (Expressed in U.S. Dollars)

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Capital Deficit)
For the Period from Date of Inception on April 21, 2003 to March 31, 2012
Unaudited - (Expressed in U.S. Dollars)

				Shares to be		Accumulated
	Number of	Par Value	Additional	Issued		Other
	Common	@$0.001 Per	Paid-in	(Subscriptions	Accumulated	Comprehensive	Total Capital
	Shares	Share	Capital	Receivable)	Deficit	Loss	Deficit
Balance, December 31, 2005	2,734,721	$2,735	$548,875	$-	$(1,591,385)	$873	$(1,038,902)
Shares issued for cash (Note 7)	6,000	6	594	(600)	-	-	-
Stock based compensation	-	-	11,401	-	-	-	11,401
Net loss for the year	-	-	-	-	(128,774)	-	(128,774)
Balance, December 31, 2006	2,740,721	2,741	560,870	(600)	(1,720,159)	873	(1,156,275)
Net loss for the year	-	-	-	-	(192,410)	-	(192,410)
Balance, December 31, 2007	2,740,721	2,741	560,870	(600)	(1,912,569)	873	(1,348,685)
Share subscriptions paid (Note 7)	-	-	-	600	-	-	600
Net income for the year	-	-	-	-	109,951	-	109,951
Balance, December 31, 2008	2,740,721	2,741	560,870	-	(1,802,618)	873	(1,238,134)
Cancellation of shares (Note 7)	-2,000,000	-2,000	2,000	-	-	-	-
Shares issued for loan payable settlement (Note 7)	8,950,000	8,950	3,571,050	-	-	-	3,580,000
Shares issued for loan payable settlement (Note 7)	436,000	436	217,564	-	-	-	218,000
Shares issued for consulting services (Note 7)	350,000	350	209,650	-	-	-	210,000
Stock based compensation	-	-	43,321	-	-	-	43,321
Net loss for the year	-	-	-	-	(3,433,469)	-	(3,433,469)
Balance, December 31, 2009	10,476,721	$10,477	$4,604,455	$-	$(5,236,087)	$873	$(620,282)

Maverick Minerals Corporation
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Capital Deficit)
For the Period from Date of Inception on April 21, 2003 to March 31, 2012
Unaudited - (Expressed in U.S. Dollars)

				Shares to be		Accumulated
	Number of	Par Value	Additional	Issued		Other
	Common	@$0.001 Per	Paid-in	(Subscriptions	Accumulated	Comprehensive	Total Capital
	Shares	Share	Capital	Receivable)	Deficit	Loss	Deficit
Balance, December 31, 2009	10,476,721	$10,477	$4,604,455	$-	$(5,236,087)	$873	$(620,282)
Shares issued upon conversion of debt (Note 7)	49,925	50	37,363	-	-	-	37,413
Shares issued for loan payable settlement (Note 7)	725,971	726	1,015,633	-	-	-	1,016,359
Shares issued for data purchase (Note 7)	350,000	350	367,150	-	-	-	367,500
Stock based compensation	-	-	1,592,250	-	-	-	1,592,250
Shares to be issued (Note 7)	-	-	-	250,000	-	-	250,000
Net loss for the year	-	-	-	-	(5,300,187)	-	(5,300,187)
Balance, December 31, 2010	11,602,617	11,603	7,616,851	250,000	(10,536,274)	873	(2,656,947)
Shares issued for cash (Note 7)	500,000	500	249,500	(250,000)	-	-	-
Shares issued for loan payable settlement (Note 7)	50,000	50	50,450	-	-	-	50,500
Stock based compensation (Note 8)	-	-	93,250	-	-	-	93,250
Net loss for period	-	-	-	-	(1,509,589)	-	(1,509,589)
Balance, December 31, 2011	12,152,617	12,153	8,010,051	-	(12,045,863)	873	(4,022,786)
Net loss for period	-	-	-	-	(103,834)	-	(103,834)

Balance, March 31, 2012	12,152,617	$12,153	$8,010,051	$-	$(12,149,697)	$873	$(4,126,620)

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2012
Unaudited
(Expressed in U.S. Dollars)

Note 1	NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

Maverick Minerals Corporation (“the Company”) was incorporated on August 27, 1998 under the Company Act of the State of Nevada, U.S.A. The Company is in the business of holding and developing mineral and resource properties. The Company is an exploration stage company that has not yet generated or realized any revenues from its business operations.

On April 21, 2003 the Company closed a transaction, as set out in the Purchase Agreement (the “Agreement) with UCO Energy Corporation (“UCO”) to purchase the outstanding equity of UCO. To facilitate the transaction, the Company consolidated its share capital at a ratio of one for five. Subsequent to the share consolidation, the Company issued 3,758,040 common shares in exchange for all the issued and outstanding common shares of UCO. As a result of the transaction, the former shareholders of UCO held approximately 90% of the issued and outstanding common shares of the Company. The acquisition of UCO was recorded as a reverse acquisition for accounting purposes as a recapitalization of UCO. A net distribution of $944,889 was recorded in connection with the common stock of the Company for the acquisition of UCO in respect of the Company’s net liabilities at the acquisition date. The Company had minimal assets and had liabilities owing to suppliers as well as amounts owing under agreements with third parties as well as related parties and as there were no other business interests, the Company was acting as a public shell company. The financial statements are now presented as a continuation of UCO. UCO was in the business of pursuing opportunities in the coal mining industry. The Company has since disposed of its coal mining interests and has since engaged in the acquisition, exploration, and development of prospective oil and gas properties and mineral resource properties.

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2012, the Company has negative working capital of $4,149,199, and has an accumulated deficit of $12,149,697. The continuation of the Company is dependent upon obtaining a successful new exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $310,000 to cover general and administrative expenses over the twelve months ending March 31, 2013 to continue operations. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $4,149,243, of which $2,400,000 plus accrued interest thereon of $190,238 is in default as at March 31, 2012 and $357,750 plus accrued interest of $67,120 went into default subsequent to March 31, 2012. Subsequent to March 31, 2012, the Company settled these loans in default in exchange for the issuance of a total of 750,000 common shares of the Company (Note 4). The Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to pursue explorations activities, and for other working capital purposes.

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2012
Unaudited
(Expressed in U.S. Dollars)

Note 2	BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual financial statements in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained herein. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2011. The Company follows the same accounting policies in the preparation of interim reports.

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820)”. This Update improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and they explain how to measure fair value and they do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments in this Update are to be applied prospectively. For public entities, the amendments were effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard during the three months ended March 31, 2012 did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income (Topic 220)”. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this Update should be applied retrospectively. For public entities, the amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard during the three months ended March 31, 2012 did not have a material impact on the Company’s financial statements.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2012
Unaudited
(Expressed in U.S. Dollars)

Note 2	BASIS OF PRESENTATION – continued

New Accounting Pronouncements – continued

In December 2011, the FASB issued Accounting Standards Update 2011-12, “Comprehensive Income (Topic 220)”. The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011—5 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. For public entities, the amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard during the three months ended March 31, 2012 did not have a material impact on the Company’s financial statements.

Note 3	OIL AND GAS LEASES

On December 14, 2009, the Company entered into a farm-out agreement (the “Farmout Agreement”) with Southeastern Pipe Line Company (“SEPL”) pursuant to which the Company acquired the right to earn an interest in certain oil and gas mineral leases located in Fort Bend and Wharton Counties, Texas (collectively, the “Leases”) and to the lands covered thereby. The Company also acquired an interest in certain oil and gas leases located adjacent to the areas covered by the Farmout Agreement.

On January 22, 2011 the Company completed drilling of its Initial Test Well on the Company's 4,513 acre Farm-Out property in Fort Bend County, Texas. The initial test well was spud on December 9, 2010.

Based on the results of the drilling program on the Initial Test Well it was determined that zones drilled were not commercially productive, despite the presence of significant down hole pressure and strong natural gas shows during drilling. The target sands were poorly developed and not suitable for a completion attempt. Accordingly, the decision was made to not set production casing and as a result the Company’s engineers completed plugging the well pursuant to regulations of the Texas Railway Commission. As a result management determined during the year ended December 31, 2010 that costs capitalized relating to the drilling and exploration of the Initial Test Well were impaired and recorded a write down on its oil and gas exploration expenditures capitalized of $2,905,409 on the statement of operations during the year ended December 31, 2010.

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2012
Unaudited
(Expressed in U.S. Dollars)

Note 3	OIL AND GAS LEASES – continued

Net carrying costs as at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Deposit on oil and gas leases	$350,000	$350,000
Drilling and exploration	1,179,296	1,179,296
Consulting costs	235,113	235,113
Legal costs	17,116	17,116
Geological services	381,812	381,812
Geological data	367,500	367,500
Asset retirement obligation	50,000	50,000
Incidental revenue	(707,738)	(707,738)
	1,873,099	1,873,099
Write down of oil and gas leases	(1,860,118)	(1,860,118)
Interest in oil and gas leases	$12,981	$12,981

At March 31, 2012, there was $12,981 in unevaluated property costs relating to the acquisition costs of unproved oil and gas leases located adjacent to the areas covered by the Farmout Agreement.

Note 4	LOANS PAYABLE

The Company has the following loans payable:

	March 31, 2012	December 31, 2011
Art Brokerage - Current (a)	$89,993	$89,993
Art Brokerage - Current (b)	540,000	540,000
Art Brokerage - Term Loan (d)	2,400,000	2,400,000
Mr. Alonzo B. Leavell (a)	20,000	20,000
Ms. Nancy A. Vevoda (a)	25,000	25,000
Bear Lair LLC (e)	82,500	77,500
Senergy Partners LLC (c)	357,750	357,750
	$3,515,243	$3,510,243

(a)	These amounts are unsecured; bear no interest, with no specific terms of repayment.

(b)	These amounts are unsecured; bear interest at 5% per annum, with no specific terms of repayment.

(c)

This credit facility is unsecured, bears interest at 8% per annum, maturing on December 31, 2012 (see Note 7(a)). The remaining amount available under this credit facility was $142,250 as at March 31, 2012. Subsequent to March 31, 2012, the Company gave notice to Senergy Partners LLC that this loan had entered into default as a result of the Company’s inability to repay the debt. On August 7, 2012, the Company entered into a debt settlement and subscription agreement with Senergy Partners LLC pursuant to which the Company agreed to issue 100,000 common shares of the Company in full settlement of this loan, including accrued interest of $76,686. Accrued interest of $67,120 (December 31, 2011: $59,985) is included in current liabilities at March 31, 2012.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2012
Unaudited
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

On May 25, 2011, the Company and the creditor agreed to amend the Loan Agreement to allow the Company to postpone commencement of the monthly principal and interest payments until January 1, 2012, with a balloon payment of $450,000 at maturity. All other terms and conditions with respect to the original Loan Agreement remain unchanged. During the three months ended March 31, 2012, the Company did not commence repayment of the loan as required under the Loan Agreement and the loan entered into default. Under the terms of the Loan Agreement, the loan therefore becomes repayable on demand from the lender.

On August 7, 2012, the Company entered into a debt settlement and subscription agreement with Art Brokerage, Inc., pursuant to which the Company agreed to issue 650,000 common shares of the Company in full settlement of this loan, including accrued interest of $233,799. Accrued interest of $190,238 (December 31, 2011: $158,216) is included in current liabilities at March 31, 2012. In addition, Art Brokerage agreed to settle two other unsecured loans owing from the Company in the amount of $89,993 and $540,000 plus accrued interest of $45,863. Accrued interest of $36,838 (December 31, 2011: $30,107) is included in current liabilities at March 31, 2012 in respect of these loans forgiven.

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2012
Unaudited
(Expressed in U.S. Dollars)

Note 4	LOANS PAYABLE – continued

(d)	- continued

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

(e)

The Company has entered into a loan agreement with Bear Lair LLC, a Nevada Corporation, to reflect advances made to the Company during fiscal 2011 and 2012. The loan is due September 30, 2012 and bears no interest or specific repayment terms beyond the initial term.

Note 5	CONVERTIBLE DEBT

On November 26, 2009, the Company issued a convertible note in the amount of $100,000 to a related party to settle an outstanding payable of $100,000. This convertible note is due on demand, and bears interest at 8% per annum. The debt, along with accrued interest, is convertible into common shares at a conversion rate of $0.30 per share.

Note 6	RELATED PARTY TRANSACTIONS

Effective September 23, 2010, the Company entered into two consulting agreements, one with the President, CEO and CFO (the “President”) and one with the Secretary. As consideration for the performance of consulting services under the agreement, the Company agreed to pay the President and Secretary $10,000 and $5,000 per month. Under the agreement the President and Secretary were also granted stock options to acquire 700,000 and 400,000 shares of common stock, respectively, at an exercise price of $1.05 per share until August 20, 2015 in accordance with the terms of the Company’s 2009 Stock Option Plan. The agreement is for a term of three years. Notwithstanding the three year term, the agreement may be terminated at any time by the Company without notice in the event the President breaches the terms of this agreement.

Management fees of $45,000 were charged to expense in these financial statements for the three months ended March 31, 2012 (2011 - $45,000). Included in accounts payable and accrued liabilities at March 31, 2012 is $49,150 (December 31, 2011 - $34,150) owing to an officer of the Company for accrued and unpaid management fees.

At March 31, 2012 the Company had advanced $9,598 (December 31, 2011 - $43,826) to the Company’s president to pay for future expenses incurred by the individual on behalf of the Company and management fees to be charged to the Company. The advances are non-interest bearing and were realized subsequent to March 31, 2012.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2012
Unaudited
(Expressed in U.S. Dollars)

Note 6	RELATED PARTY TRANSACTIONS – continued

During the three months ended March 31, 2012, the Company incurred $47,850 (2011 - $44,450) in interest charges on loans payable to companies controlled by a significant shareholder of the Company and to a director of the Company. Of these amounts $312,958 (December 31, 2011 - $265,108) was payable as at March 31, 2012.

Note 7	SHARE CAPITAL

As explained in Note 1, on April 21, 2003 the Company issued 3,758,040 common shares in exchange for all the issued and outstanding common shares of UCO.

In July 2003, the Company issued 150,000 common shares to the Company’s CEO in exchange for management services. The transaction was recorded at the quoted market price of $0.07 at the date of issuance per common share and resulted in compensation expense of $105,000. No consideration was received by the Company in the exchange of shares for management services.

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
March 31, 2012
Unaudited
(Expressed in U.S. Dollars)

Note 7	SHARE CAPITAL - continued

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

As a result of these transactions, Senergy acquired 8,950,000 shares or 92.3% of the Company’s issued and outstanding common stock. The Company issued 8,950,000 common shares to settle an amount owing with respect to a loan payable totaling $447,500. The transaction was recorded at the quoted market price of $0.40 on the date of issuance and resulted in a loss on settlement of loan payable of $3,132,500.

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

On December 11, 2009 the Company issued 175,000 shares each to two consultants, (350,000 shares total) for geological consulting services. The transactions were recorded at the quoted market price of $0.60 per share on the date of issuance for total consideration of $210,000 which was capitalized to Oil and Gas Leases on the balance sheet (Note 3).

Effective December 31, 2009 the Company effected a ten (10) for one (1) reverse stock split of the Company’s issued and outstanding shares of common stock. All shares and per share amounts in these financial statements have been retroactively restated to reflect the reverse stock split.

On July 19, 2010 the Company issued 49,925 common shares upon conversion of its Convertible Debenture dated December 11, 2009 in the principal amount of $35,625 and outstanding interest to July 19, 2010 of $1,788.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2012
Unaudited
(Expressed in U.S. Dollars)

Note 7	SHARE CAPITAL - continued

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

On February 28, 2011, the Company entered into debt settlement and subscription agreements with two subscribers pursuant to which the Company settled an aggregate of $50,000 debt in consideration of the issuance of 50,000 shares on March 7, 2011. The debt related to certain amounts owed from Art Brokerage to third parties that were subsequently assigned to the Company. The transaction was recorded at the quoted market price of $1.01 at the date of issuance and resulted in a loss on settlement of loans payable of $500.

Note 8	STOCK OPTION PLAN

Stock options

The Company has a stock option plan which provides for the granting of up to 7,500,000 stock options to key employees, directors and consultants, of common shares of the Company. Under the stock option plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Board of Directors.

During the three months ended March 31, 2012, no stock options were granted. During the three months ended March 31, 2011, there were 50,000 options granted to two consultants of the Company. All options granted were fully vested at the date of issuance which resulted in stock- based compensation expense of $93,250 being charged to operations during the three month period ended March 31, 2011. These options are exercisable at a price of $1.50 per option and expire on January 13, 2013. The fair value of these options granted was approximately $1.87 per share on the grant date.

Weighted average assumptions used in calculating compensation expense in respect of options granted using the Black-Scholes option pricing model were as follows:

	2012	2011
Risk-free interest rate	-	0.59%
Dividend yield	-	Nil
Expected volatility	-	259%
Weighted average expected life of options	-	2.00 years

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2012
Unaudited
(Expressed in U.S. Dollars)

Note 8	STOCK OPTION PLAN - continued

No stock options were exercised, cancelled or expired during the three months ended March 31, 2012 and 2011.

The following is a summary of the status of the Company’s stock options as of March 31, 2012 and December 31, 2011 and the stock option activity during the periods then ended:

		Weighted Average
	Number of options	Exercise Price
Outstanding, December 31, 2010	1,245,000	$0.97
Granted	50,000	$1.50
Outstanding, December 31, 2011 and March 31, 2012	1,295,000	$0.99

All options that were outstanding were exercisable at March 31, 2012 and December 31, 2011 as a result of all options being fully vested upon grant.

At March 31, 2012, the Company had share purchase options outstanding as follows:

	Number of		Aggregate
Exercise Price	options	Expiry Date	Instrinsic Value
$0.40	145,000	December 31, 2012	$0.00
$1.05	1,100,000	August 20, 2015	$0.00
$1.50	50,000	January 13, 2013	$0.00
March 31, 2012	1,295,000		$0.00

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.25 per share as of March 31, 2012 (December 31, 2011 – $0.31), which would have been received by the option holders had all option holders exercised their options as of that date. There were no in-the-money options vested and exercisable as of March 31, 2012 (December 31, 2011 – Nil).

Note 9	SUBSEQUENT EVENTS

Subsequent to March 31, 2012;

a)	The Company received $72,440 (Cdn$72,600) pursuant to a promissory note dated May 15, 2012. The note is unsecured, non-interest bearing and is due on November 4, 2012.

b)	The Company received US$77,400 pursuant to a promissory note dated May 29, 2012. The note is unsecured, non-interest bearing and is due on November 4, 2012.

c)

During the second quarter of 2012, the Company settled trade accounts payable of $120,959 (CDN$123,336) for $88,106 (CDN$90,000) and recorded a gain on settlement of accounts payable of $32,853 (CDN$33,336).

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
March 31, 2012
Unaudited
(Expressed in U.S. Dollars)

Note 9	SUBSEQUENT EVENTS - continued

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

To exercise the first option and earn a 30% undivided interest in the Property, the Company must (i) issue to Energold 100,000 shares on or before June 29, 2012 (these were issued subsequent to March 31, 2012); (ii) issue to Energold an additional 100,000 shares on or before September 15, 2013; and (iii) incur a total of $200,000 in exploration expenditures on the Jarvis Property on or before September 15, 2014.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

As used in this report, the terms “we”, “us”, “our”, the “Company” and “Maverick” mean Maverick Minerals Corporation and our subsidiary, Eskota Energy Corporation, unless otherwise indicated.

Our Current Business

We are currently an exploration stage company engaged in the acquisition, exploration, and development of prospective oil and gas properties and mineral properties.

Recent Corporate Developments

Since the commencement of our first quarter ended March 31, 2012, we experienced the following significant corporate developments:

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

5.

We entered into an Option and Joint Venture Exploration Agreement dated June 8, 2012 (the “Agreement”) with Energold Minerals Inc. (“Energold”). Energold holds a 100% undivided right, title and interest in a group of mining claims situated in Thunder Bay, Ontario, Canada known as the Jarvis Island Property (the “Jarvis Property”). The Island is situated about 35 miles south of Thunder Bay about 5 km from the shore of Lake Superior near to the U.S. border (Minnesota). The property consists of 13.355 hectares and is believed to have mineral potential for the production of barite. Pursuant to the terms of the Agreement Energold granted Maverick the right, in the form of two options, to acquire an aggregate 51% working interest in the Jarvis Property subject to certain conditions, including the issuance of up to 400,000 shares of its common stock and incurring $400,000 in exploration expenditures on or before June 8, 2017.

6.

During our second fiscal quarter, we received two unsecured loans from Energold. The loans mature in November, 2012, bear no interest and are evidenced by two promissory notes in the amount of CDN$72,600 and US$77,400.

7.

During our third fiscal quarter, we settled two loans outstanding to two creditors totaling $2,757,750 plus accrued interest of $310,485 in exchange for the issuance of 750,000 common shares of the Company. In addition, loans totaling $629,993 plus accrued interest of $45,863 were forgiven for no consideration.

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

Jarvis Island Option and Joint Venture Exploration Agreement

Maverick entered into an Option and Joint Venture Exploration Agreement dated June 8, 2012 with Energold Minerals Inc. (“Energold”). Energold holds a 100% undivided right, title and interest in a group of mining claims situated in Thunder Bay, Ontario, Canada known as the Jarvis Island Property (the “Jarvis Property”). The Island is situated about 35 miles south of Thunder Bay about 5 km from the shore of Lake Superior near to the U.S. border (Minnesota). The property consists of 13.355 hectares and is believed to have mineral potential for the production of barite.

Pursuant to the terms of the agreement, Energold granted Maverick the right, in the form of two options, to acquire an aggregate 51% working interest in the Jarvis Property subject to certain conditions, including the following:

1.

To exercise the first option and earn a 30% undivided interest in the Jarvis Property, Maverick must: (i) issue to Energold 100,000 shares on or before June 29, 2012 (these were issued subsequent to March 31, 2012); (ii) issue to Energold an additional 100,000 shares on or before September 15, 2013; and (iii) incur a total of $200,000 in exploration expenditures on the Jarvis Property on or before September 15, 2014;

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

Plan of Operation

The following is a discussion and analysis of our plan of operation for the three month period ended March 31, 2012, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited interim financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated interim financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

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

Cash Requirements during the Next Twelve Months

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

On February 13, 2009, we entered into a loan agreement with Senergy Partners LLC (“Senergy”), a private Nevada limited liability corporation, pursuant to which the Company received a revolving loan of up to $1,000,000 (the “Credit Facility”). The outstanding principal amount of the Credit Facility together with all accrued and unpaid interest and all other amounts outstanding thereunder are due and payable in full on December 31, 2012, the maturity date. Outstanding principal under the Credit Facility bears interest at an annual rate of 8%. As a condition of the Credit Facility, the Company agreed to use funds received under the Credit Facility solely for the purpose of funding ongoing general and administrative expenses, consulting and due diligence expenses, or professional fees and joint venture programs. As at March 31, 2012, the Company had drawn $367,500 on the credit facility with Senergy. Subsequent to March 31, 2012, the Company gave notice to Senergy that this credit facility had entered into default as a result of the Company’s inability to repay the debt. On August 7, 2012, the Company entered into a debt settlement and subscription agreement with Senergy Partners LLC pursuant to which the Company agreed to issue 100,000 common shares of the Company in full settlement of this loan, including accrued interest of $76,686. Accrued interest of $67,120 (December 31, 2011: $59,985) is included in current liabilities at March 31, 2012.

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

On August 7, 2012, the Company entered into a debt settlement and subscription agreement with Art Brokerage, Inc., pursuant to which the Company agreed to issue 650,000 common shares of the Company in full settlement of this loan, including accrued interest of $233,799. In addition, Art Brokerage agreed to settle two other unsecured loans owing from the Company in the amount of $89,993 and $540,000 plus accrued interest of $45,863.

On September 30, 2011, the Company entered in to a loan agreement with Bear Lair LLC, a Nevada Corporation, to reflect advances made to the Company during fiscal 2011. The loan is due in one year on September 30, 2012, and bears no interest rate or specific terms of repayment beyond the initial term.

Results of Operations

Three Month Summary

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Percentage Increase/(Decrease)
Revenue	-	-	N/A
Expenses	$58,115	$143,578	(59.5)%
Other Expenses	$45,719	$48,899	(6.5)%
Net Loss	$(103,834)	$(192,477)	(46.0)%

Revenues

We have had no operating revenues for the three months ended March 31, 2012 and 2011. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative

The major components of our general and administrative expenses for the year are outlined in the table below:

he major components of our general and administrative expenses for the year are outlined in the table below:

	Three Months Ended March 31
			Percentage
			Increase /
	2012	2011	(Decrease)
Audit Fees	$1,833	$53,751	(96.6)%
Accounting, legal, engineering & consulting, investor relations	5,000	2,011	148.6%
Management fees and stock based compensation	45,000	138,250	(67.5)%
Office	161	1,331	(87.9)%
Transfer agent fees	-	298	(100.0)%
Writedown on oil and gas leases	-	(75,000)	100.0%
Travel	6,121	22,937	(73.3)%
Total Expenses	$58,115	$143,578	(59.5)%

The 59.5% decrease in our general and administrative expenses for the three months ended March 31, 2012 was primarily due to:

1.	Decreased management and stock based compensation expense of $93,250. During 2011, 50,000 stock options were granted with a fair value of $93,250. During 2012, no stock options were granted.

2.	Decreased audit fees of $51,918 as a result of the delay of the Company’s annual audit to the second quarter of 2012. It is expected that this amount will increase in the second quarter of 2012.

3.

Decreases in audit fees and stock based compensation were offset by a $75,000 recovery resulting from the refund of deposits paid to the Operator of the Initial Test Well in respect of the Company’s drilling project in Fort Bend County, Texas, during the comparative period.

Liquidity and Capital Resources

Working Capital
	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Current Assets	$44	$17,663
Current Liabilities	4,149,243	1,553,004
Working Capital Deficit	$(4,149,199)	$(1,535,341)

Cash Flows
	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Cash used in Operating Activities	$(5,043)	$(189,854)
Cash provided by Investing Activities	-	74,750
Cash provided by Financing Activities	5,000	68,000
Net decrease in Cash	$(43)	$(47,104)

We had cash of $44 and negative working capital of $4,149,199 as of March 31, 2012 compared to a cash of $87 and negative working capital of $4,079,593 at December 31, 2011. We anticipate that we will incur approximately $310,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months therefore we will require $310,000 for costs associated with our plan of operation and operating expenses over the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Cash used in operating activities for the three months ended March 31, 2012 was $5,043 as compared to cash used in operating activities for the same period in 2011 of $189,854. Cash used in operating activities decreased during the period as a result of decreases in accounting and legal and a decrease in an amount due from a related party. Cash provided by investing activities for the three months ended March 31, 2012 was $Nil as compared to cash provided by investing activities for the same period in 2011 of $74,750. The decrease in cash provided by investing activities was primarily due to the refund received from the oil and gas operator after plugging and abandoning the Initial Test Well. Cash provided by financing activities for the three months ended March 31, 2012 was $5,000 compared to cash provided by financing activities for the same period in 2011 of $68,000. The decrease in cash provided by financing activities was primarily due to less proceeds from loans payable.

Loans Payable

The Company has the following loans outstanding as of March 31, 2012

		December 31,
	March 31, 2012	2011
Art Brokerage – Current (a)	$89,993	$89,993
Art Brokerage – Current(b)	540,000	540,000
Art Brokerage – Term Loan(d)	2,400,000	2,400,000
Ms. Nancy A.Vevoda(a)	25,000	25,000
Mr. Alonzo B. Leavell(a)	20,000	20,000
Bear Lair LLC(e)	82,500	77,500
Senergy Partners LLC (c)	357,750	357,750
	$3,515,243	$3,510,243

(a)	These amounts are unsecured, bear no interest, with no specific terms of repayment.

(b)	These amounts are unsecured, bear interest at 5% per annum, with no specific terms of repayment.

(c)

This credit facility is unsecured, bears interest at 8% per annum, maturing on December 31, 2012. The remaining amount available under this credit facility was $142,250 as at March 31, 2012. Subsequent to March 31, 2012, the Company gave notice to Senergy Partners LLC that this loan had entered into default as a result of the Company’s inability to repay the debt. On August 7, 2012, the Company entered into a debt settlement and subscription agreement with Senergy Partners LLC pursuant to which the Company agreed to issue 100,000 common shares of the Company in full settlement of this loan, including accrued interest of $76,686. Accrued interest of $67,120 (December 31, 2011: $59,985) is included in current liabilities at March 31, 2012.

(d)

On September 20, 2010, the Company entered into a loan agreement (the “Loan Agreement”) with Art Brokerage, Inc. (“Art Brokerage”), pursuant to which Art Brokerage provided the Company with a non- revolving term loan in the principal amount of $2,400,000 having an interest rate of 5% per annum. The loan matures on April 1, 2015 and is calculated and compounded monthly, payable on the 1st day of each calendar month, commencing May 1, 2011. In addition to the monthly interest payments, the Company was required to make monthly principal payments in the amount of $50,000, commencing on May 1, 2011 and continuing on the 1st day of each month until the Company’s indebtedness is repaid in full. On May 25, 2011 the Company and the creditor agreed to amend the Loan Agreement to allow the Company to postpone commencement of the monthly principal and interest payments until January 1, 2012 with a balloon payment of $450,000 at maturity. All other terms and conditions with respect to the Loan Agreement remain unchanged. During the three months ended March 31, 2012, the Company did not commence repayment of the loan as required under the Loan Agreement and the loan entered into default. Under the terms of the Loan Agreement, the loan therefore becomes repayable on demand from the lender. On August 7, 2012, the Company entered into a debt settlement and subscription agreement with Art Brokerage, Inc., pursuant to which the Company agreed to issue 650,000 common shares of the Company in full settlement of this loan, including accrued interest of $233,799. Accrued interest of $190,238 (December 31, 2011: $158,216) is included in current liabilities at March 31, 2012. In addition, Art Brokerage agreed to settle two other unsecured loans owing from the Company in the amount of $89,993 and $540,000 plus accrued interest of $45,863. Accrued interest of $36,838 (December 31, 2011: $30,107) is included in current liabilities at March 31, 2012 in respect of these loans forgiven.

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

Going Concern

Our interim financial statements for the quarter ended March 31, 2012 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2012, we had cash of $44 and we estimate that we will require approximately $310,000 for costs associated with our plan of operation and operating expenses over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the December 31, 2011 and 2010 consolidated financial statements which are included with our annual report. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

Future Financings

As of March 31, 2012, we had cash of $44 and we estimate that we will require approximately $310,000 for costs associated with our business operations over the next twelve months. Accordingly we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. Subsequent to March 31, 2012, we received $149,716 pursuant to two promissory notes. These notes mature on November 4, 2012. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of March 31, 2012 and we have concluded that, as of March 31, 2012, our disclosure controls and procedures were ineffective based on the following material weaknesses:

(i)

Lack of a sufficient number of independent directors for our board and audit committee. We currently have no independent director on our board, which is comprised of one director. As a publicly-traded company, we strive to have a majority of our board of directors be independent;

(ii)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended March 31, 2012, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

(iii)	There is a lack of sufficient supervision and review by our corporate management;

(iv)

Insufficient corporate governance policies. Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management; and

As a result of these weaknesses, the Company’s disclosure controls are not effective. These weaknesses and their related risks are not uncommon for a company of our size.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Likelihood of Continued Losses from Operations and Ability To Continue As A Going Concern.

The Company has had no revenue from operations and has incurred cumulative losses from inception through March 31, 2012 of $12,149,697. Losses are expected to continue until such time as the Company can economically produce and sell materials from the Jarvis Island Property and/or otherwise commence planned principal operations. Continued losses will require that the Company raise additional funds by equity or debt financing, failing which the Company will not be able to continue operations. Management cannot provide assurances that this will occur.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our consolidated financial statements for the year ended March 31, 2012. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had negative working capital of $4,149,199 as of March 31, 2012. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to implement our plan of operation. Obtaining additional financing is subject to a number of factors, including market commodities prices, investor acceptance of our interest pursuant to the Jarvis Island Property Agreement, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

ITEM 5. OTHER INFORMATION

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

Exhibit
Number	Description

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

10.16	Subscription Agreement between Maverick Minerals Corporation and Robert Kinloch dated November 26, 2009 (incorporated by reference from our Form 8-K Current report, filed on December 10, 2009)

10.17	Convertible Debenture dated November 26, 2009 (incorporated by reference from our Form 8-K Current report, filed on December 10, 2009)

10.17	Subscription Agreement and Convertible Debenture dated December 17, 2009 between Maverick Minerals Corporation and David Steiner.

Exhibit
Number	Description

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
Robert Kinloch
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	August 9, 2012