Form 10-Q/A
period 2012-03-31
MAVERICK MINERALS CORP
filed 2012-08-17
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (this "Amendment") to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 of Maverick Minerals Corporation. (“Maverick”) filed on August 13, 2012 (the “Original Filing”), is being filed for the purpose of correcting certain inadvertent typographical errors with respect to the date of the Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the cover page of the Form 10-Q.

Other than as expressly set forth above, this Amendment does not, and does not purport to, update or restate the information in any Item of the Original Filing or reflect any events that have occurred after the Original Filing was filed. The filing of this Amendment shall not be deemed an admission that the Form 10-Q, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

ii

iiii

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

On September 30, 2011, the Company entered in to a loan agreement with Bear Lair LLC, a Nevada Corporation, to reflect advances made to the Company during fiscal 2011. The loan is due on September 30, 2012, and bears no interest rate or specific terms of repayment beyond the initial term.

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

General and Administrative

The major components of our general and administrative expenses for the period are outlined in the table below:

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

(e) On September 30, 2011the Company entered in to a loan agreement with Bear Lair LLC, a Nevada Corporation, to reflect advances made to the Company during fiscal 2011. The loan is due on September 30, 2012 and bears no interest rate or specific terms of repayment beyond the initial term.

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

(ii)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the period ended March 31, 2012, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

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

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our consolidated financial statements for the period ended March 31, 2012. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In July, 2012 pursuant to the terms of the Option and Joint Venture Exploration Agreement dated June 8, 2012 with Energold Minerals Inc. (“Energold”), Maverick issued 100,000 shares of its common stock to Energold. The shares were issued pursuant to Regulation S of the Securities Act of 1933.

On August 7, 2012, Maverick entered into a debt settlement and subscription agreement with The Art Brokerage, Inc. pursuant to which the Company has issued 650,000 shares of common stock of the Company in full settlement of a secured loan by The Art Brokerage, Inc. to the Company of $2,633,799.40 (which was in default) including accrued interest to July 31, 2012. In addition, The Art Brokerage, Inc. agreed to settle two unsecured loans to the Company in the total amount of $675,855.62 including accrued interest to July 31, 2012 for no consideration. On August 7, 2012, the Company entered into a debt settlement and subscription agreement with Senergy Partners LLC pursuant to which the Company has issued 100,000 shares of common stock of the Company in full settlement of an unsecured loan by Senergy Partners LLC to the Company totaling $434,435.93 (which was in default) including accrued interest to July 31, 2012. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

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

10.28	Letter Agreement dated December 6, 2010 between Maverick Minerals Corporation and John Kearney (incorporated by reference from our Form 8-K Current report, filed on December 28, 2010)

10.29	Option and Joint Venture Exploration Agreement dated June 8, 2012 between Maverick Minerals Corporation and Energold Minerals Inc. (incorporated by reference from our Form 8-K Current report, filed on June 12, 2012)

10.30	Debt Settlement and Subscription Agreement dated August 7, 2012 between Maverick Minerals Corporation and The Art Brokerage, Inc. (incorporated by reference from our Form 8-K Current Report, filed on August 7, 2012)

10.31	Debt Settlement and Subscription Agreement dated August 7, 2012 between Maverick Minerals Corporation and Senergy Partners LLC (incorporated by reference from our Form 8-K Current Report, filed on August 7, 2012)

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 24, 2008)

21.1	List of Subsidiaries (incorporated by reference from our Annual Report on Form 10-KSB, filed on July 26, 2012)

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAVERICK MINERALS CORPORATION

By	/s/ Robert Kinloch
Robert Kinloch
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	August 15, 2012