Form 10-Q
period 2012-06-30
MAVERICK MINERALS CORP
filed 2012-08-20
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes [   ]     No [   ] N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of August 17, 2012, there were 13,002,617 shares of common stock, par value $0.001, outstanding.

ii

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Maverick Minerals Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
Unaudited
(Expressed in U.S. Dollars)

	June 30	December 31
	2012	2011
Current Assets
Cash	$23,377	$87

Long Term assets
Advances to related party (Note 7)	-	43,826
Oil & Gas leases (Note 3)	12,981	12,981
TOTAL ASSETS	$36,358	$56,894

Current Liabilities
Accounts payable and accrued liabilities (Note 7)	$121,531	$204,329
Accrued interest on loans payable (Note 7)	340,487	248,341
Convertible debt (Note 5)	120,756	116,767
Loans payable (Note 4)	3,663,950	3,510,243
TOTAL LIABILITIES	4,246,724	4,079,680

Capital Deficit
Capital Stock (Note 8)
Authorized: 750,000,000 common shares at $0.001 par value Issued and fully paid 12,152,617 (December 31, 2011 – 12,152,617) common shares Par value 100,000,000 preferred shares at $0.001 par value	12,153	12,153
Issued and fully paid Nil (2011 - Nil) preferred shares Par value	-	-
Additional paid-in capital	8,010,051	8,010,051
Deficit, accumulated during the exploration stage	(12,233,443)	(12,045,863)
Accumulated other comprehensive income	873	873
TOTALSTOCKHOLDERS EQUITY (CAPITAL DEFICIT)	(4,210,366)	(4,022,786)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$36,358	$56,894

Nature of Operations and Ability to Continue as a Going Concern – Note 1
Subsequent Events – Note 4

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
and Comprehensive Loss
Unaudited
(Expressed in U.S. Dollars)

					Cumulative From
					Date of Inception
	Three months ended		Six months ended		(April 21, 2003)
	June 30,		June 30,		to June 30,
	2012	2011	2012	2011	2012
General and administration expenses
Audit fees	$-	$34,677	$1,833	$88,428	$511,381
Freight	-	-	-	-	7,600
Insurance	-	-	-	-	186,297
Accounting, legal, engineering & consulting, investor relations	19,938	12,384	24,938	14,395	578,926
Management fees and stock based compensation (Notes 7 and 9)	45,000	45,000	90,000	183,250	3,024,839
Office	106	488	266	1,819	77,323
Telephone and utilities	-	-	-	-	83,059
Transfer agent fees	3,090	2,026	3,090	2,324	43,705
Travel	3,148	7,646	9,269	30,583	306,560
Wages and benefits	-	-	-	-	86,588
Write down on oil and gas leases	-	955,274	-	880,274	3,735,683
Gain on disposal of assets	-	-	-	-	(795,231)
Loss from operations	(71,282)	(1,057,495)	(129,396)	(1,201,073)	(7,846,730)
Other income (expenses)
Interest expense	(48,285)	(46,833)	(96,135)	(93,283)	(418,383)
Loss on settlement of loan payable (Note 8)	-	-	-	(500)	(3,458,690)
Gain (Loss) on foreign exchange	2,967	(331)	5,098	(2,280)	(11,024)
Gain on write-off of payables	32,853	-	32,853	-	651,084
	(12,465)	(47,164)	(58,184)	(96,063)	(3,237,013)
Loss from continuing operations	(83,747)	(1,104,659)	(187,580)	(1,297,136)	(11,083,743)

Loss from discontinued operations	-	-	-	-	(1,149,700)

Loss for the period	(83,747)	(1,104,659)	(187,580)	(1,297,136)	(12,233,443)
Other Comprehensive Income
Foreign currency translation adjustments	-	-	-	-	873
Comprehensive Loss	$(83,747)	$(1,104,659)	$(187,580)	$(1,297,136)	$(12,232,570)

Loss per share - basic and diluted	($0.01)	($0.10)	($0.02)	($0.11)
Weighted average shares outstanding - basic and diluted	12,152,617	12,152,617	12,152,617	12,018,363

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Unaudited
(Expressed in U.S. Dollars)

			Cumulative From
			Date of Inception
	Six months ended		(April 21, 2003)
	June 30,		to June 30
	2012	2011	2012
Operating Activities
Loss for the period	$(187,580)	$(1,297,136)	$(12,233,443)
Adjustments to reconcile Loss for the year
to cash flows used in operating activities
Impairment of investment in oil and gas leases	-	880,274	4,155,642
Gain on disposal of assets	-	-	(933,995)
Gain on liabilities write-off	(32,853)	-	(651,084)
Stock based compensation	-	93,250	1,925,380
Depreciation	-	-	277,578
Shares issued for services	-	-	105,000
Interest accrued on convertible debenture	3,989	3,967	20,756
Unrealized foreign exchange	(1,133)	-	(1,133)
Loss on settlement of loan payable	-	500	3,458,690
Changes in non-cash working capital items
Advances to related party	43,826	(30,703)	-
Accrued interest on loans payable	92,146	89,316	336,693
Accounts payable and accrued liabilities	(49,945)	14,824	1,726,183
Cash used in operating activities	(131,550)	(245,708)	(1,813,733)

Investing Activities
Investment in oil and gas leases	-	(3,849)	(2,428,296)
Proceeds from the sale of working interests	-	-	650,000
Prepaids and deposits on oil and gas leases	-	-	(2,000,565)
Refund on oil and gas leases	-	75,000	75,000
Proceeds from sale of oil and gas supplies	-	57,738	57,738
Purchase of property and equipment	-	-	(311,367)
Cash used in investing activities	-	128,889	(3,957,490)

Financing Activities
Proceeds on shares to be issued	-	-	303,850
Debt settlement	-	-	35,625
Repayments of loans payable	-	-	(70,000)
Proceeds from loans payable	154,840	55,250	5,524,252
Cash provided by financing activities	154,840	55,250	5,793,727

Increase (decrease) in cash during the period	23,290	(61,569)	22,504
Effect of cumulative currency translation	-	-	873

Cash, beginning of the period	87	64,767	-
Cash, end of the period	$23,377	$3,198	$23,377

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Unaudited
(Expressed in U.S. Dollars)

			Cumulative From
			Date of Inception
	Six months ended		(April 21, 2003)
	June 30,		to June 30,
	2012	2011	2012
Supplemental Cash Flow information:
Interest paid	$-	$-	$35,000
Income taxes paid	-	-	-
Non-cash investing and financing activities:
Impairment in oil and gas leases	-	955,274	419,959
Investment in oil and gas leases in exchange for notes payable to Veneto	-	-	1,455,000
Transfer of leases in settlement of notes payable	-	-	1,455,000
Assignment of accounts payable from transfer of leases	-	-	193,764
Settlement of loan payable	-	500	1,531,469
Forgiveness of related party balances payable	-	-	1,027,791
Forgiveness of loan payable	-	-	311,400
Shares issued for property services	-	-	210,000
Exchange of accounts payable for convertible debt	-	-	100,000
Shares issued for data purchase	-	-	367,500
Shares issued on conversion of debt	-	-	35,625
Shares issued for accrued interest on conversion of debt	-	-	1,788
Asset retirement obligations	-	-	-

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Capital Deficit)
For the Period from Date of Inception on April 21, 2003 to June 30, 2012
Unaudited – (Expressed in U.S. Dollars)

				Shares to be		Accumulated
	Number of	Par Value	Additional	Issued		Other
	Common	@$0.001 Per	Paid-in	(Subscriptions	Accumulated	Comprehensive	Total Capital
	Shares	Share	Capital	Receivable)	Deficit	Loss	Deficit
Balance, April 21, 2003	10	$-	$-	$-	$-	$-	$-
Adjustment for the issuance of common stock on recapitalization	3,758,040	3,758	(3,758)	-	-	-	-
	3,758,050	3,758	(3,758)	-	-	-	-
Adjustment to capital deficit of the Company at the recapitalization date	417,603	418	(945,307)	-	-	-	(944,889)
	4,175,653	4,176	(949,065)	-	-	-	(944,889)
Shares issued for management services (Note 8)	150,000	150	104,850	-	-	-	105,000
Currency translation adjustment	-	-	-	-	-	873	873
Net loss for the period	-	-	-	-	(626,985)	-	(626,985)
Balance, December 31, 2003	4,325,653	4,326	(844,215)	-	(626,985)	873	(1,466,001)
Shares issued for cash (Note 8)	1,000,000	1,000	24,000	-	-	-	25,000
Shares subscribed but unissued	-	27,500	-	-	-	-	27,500
Forgiveness of related party balances payable	-	-	1,027,791	-	-	-	1,027,791
Net income for the year	-	-	-	-	71,698	-	71,698
Balance, December 31, 2004	5,325,653	32,826	207,576	-	(555,287)	873	(314,012)
Shares subscribed but unissued	-	(27,500)	-	-	-	-	(27,500)
Shares issued for cash (Note 8)	2,750,000	2,750	24,750	-	-	-	27,500
Cancellation of shares (Note 8)	(5,437,932)	(5,438)	5,438	-	-	-	-
Compensation expense on share cancellation (Note 8)	-	-	44,720	-	-	-	44,720
Shares issued for loan payable settlement (Note 8)	89,500	90	125,211	-	-	-	125,300
Shares issued for cash (Note 8)	7,500	8	743	-	-	-	750
Stock based compensation	-	-	140,438	-	-	-	140,438
Net loss for the year	-	-	-	-	(1,036,098)	-	(1,036,098)
Balance, December 31, 2005	2,734,721	$2,735	$548,875	$-	$(1,591,385)	$873	$(1,038,902)

Maverick Minerals Corporation
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Capital Deficit)
For the Period from Date of Inception on April 21, 2003 to June 30, 2012
Unaudited – (Expressed in U.S. Dollars)

				Shares to be		Accumulated
	Number of	Par Value	Additional	Issued		Other
	Common	@$0.001 Per	Paid-in	(Subscriptions	Accumulated	Comprehensive	Total Capital
	Shares	Share	Capital	Receivable)	Deficit	Loss	Deficit
Balance, December 31, 2005	2,734,721	$2,735	$548,875	$-	$(1,591,385)	$873	$(1,038,902)
Shares issued for cash (Note 8)	6,000	6	594	(600)	-	-	-
Stock based compensation	-	-	11,401	-	-	-	11,401
Net loss for the year	-	-	-	-	(128,774)	-	(128,774)
Balance, December 31, 2006	2,740,721	2,741	560,870	(600)	(1,720,159)	873	(1,156,275)
Net loss for the year	-	-	-	-	(192,410)	-	(192,410)
Balance, December 31, 2007	2,740,721	2,741	560,870	(600)	(1,912,569)	873	(1,348,685)
Share subscriptions paid (Note 8)	-	-	-	600	-	-	600
Net income for the year	-	-	-	-	109,951	-	109,951
Balance, December 31, 2008	2,740,721	2,741	560,870	-	(1,802,618)	873	(1,238,134)
Cancellation of shares (Note 8)	-2,000,000	-2,000	2,000	-	-	-	-
Shares issued for loan payable settlement (Note 8)	8,950,000	8,950	3,571,050	-	-	-	3,580,000
Shares issued for loan payable settlement (Note 8)	436,000	436	217,564	-	-	-	218,000
Shares issued for consulting services (Note 8)	350,000	350	209,650	-	-	-	210,000
Stock based compensation	-	-	43,321	-	-	-	43,321
Net loss for the year	-	-	-	-	(3,433,469)	-	(3,433,469)
Balance, December 31, 2009	10,476,721	$10,477	$4,604,455	$-	$(5,236,087)	$873	$(620,282)

Maverick Minerals Corporation
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Capital Deficit)
For the Period from Date of Inception on April 21, 2003 to June 30, 2012
Unaudited – (Expressed in U.S. Dollars)

				Shares to be		Accumulated
	Number of	Par Value	Additional	Issued		Other
	Common	@$0.001 Per	Paid-in	(Subscriptions	Accumulated	Comprehensive	Total Capital
	Shares	Share	Capital	Receivable)	Deficit	Loss	Deficit
Balance, December 31, 2009	10,476,721	$10,477	$4,604,455	$-	$(5,236,087)	$873	$(620,282)
Shares issued upon conversion of debt (Note 8)	49,925	50	37,363	-	-	-	37,413
Shares issued for loan payable settlement (Note 8)	725,971	726	1,015,633	-	-	-	1,016,359
Shares issued for data purchase (Note 8)	350,000	350	367,150	-	-	-	367,500
Stock based compensation (Note 9)	-	-	1,592,250	-	-	-	1,592,250
Shares to be issued (Note 8)	-	-	-	250,000	-	-	250,000
Net loss for the year	-	-	-	-	(5,300,187)	-	(5,300,187)
Balance, December 31, 2010	11,602,617	11,603	7,616,851	250,000	(10,536,274)	873	(2,656,947)
Shares issued for cash (Note 8)	500,000	500	249,500	(250,000)	-	-	-
Shares issued for loan payable settlement (Note 8)	50,000	50	50,450	-	-	-	50,500
Stock based compensation (Note 9)	-	-	93,250	-	-	-	93,250
Net loss for period	-	-	-	-	(1,509,589)	-	(1,509,589)
Balance, December 31, 2011	12,152,617	12,153	8,010,051	-	(12,045,863)	873	(4,022,786)
Net loss for period	-	-	-	-	(187,580)	-	(187,580)

Balance, June 30, 2012	12,152,617	$12,153	$8,010,051	$-	$(12,233,443)	$873	$(4,210,366)

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2012
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

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2012, the Company has negative working capital of $4,223,347, and has an accumulated deficit of $12,233,443. The continuation of the Company is dependent upon obtaining a successful new exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $310,000 to cover general and administrative expenses over the twelve months ending June 30, 2013 to continue operations. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $4,246,724, of which $2,400,000 plus accrued interest thereon of $222,662 is in default as at June 30, 2012 and $357,750 plus accrued interest of $74,255 went into default subsequent to June 30, 2012. Subsequent to June 30, 2012, the Company settled these loans in default in exchange for the issuance of a total of 750,000 common shares of the Company (Note 4). The Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to pursue explorations activities, and for other working capital purposes.

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
June 30, 2012
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

Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820)”. This Update improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and they explain how to measure fair value and they do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments in this Update are to be applied prospectively. For public entities, the amendments were effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard during the six months ended June 30, 2012 did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income (Topic 220)”. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this Update should be applied retrospectively. For public entities, the amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard during the six months ended June 30, 2012 did not have a material impact on the Company’s financial statements.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2012
Unaudited
(Expressed in U.S. Dollars)

Note 2	BASIS OF PRESENTATION – continued

New Accounting Pronouncements – continued

In December 2011, the FASB issued Accounting Standards Update 2011-12, “Comprehensive Income (Topic 220)”. The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011—5 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. For public entities, the amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard during the six months ended June 30, 2012 did not have a material impact on the Company’s financial statements.

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

During the six months ended June 30, 2011, the Farmout Agreement lapsed as the Company did not complete drilling of a substitute exploration well within the required period in accordance with the Farmout Agreement. During the three month period ended March 31, 2011 the Company received a $75,000 refund on deposits paid to the Operator of the Initial Test Well and as a result this amount was recorded as a recovery on oil and gas leases. As a result of not completing the drilling of a substitute exploration well, it was determined that the remaining property costs relating to the areas covered by the Farmout Agreement of $955,274 were impaired and the Company recorded a write-down of oil and gas leases of $955,274 on the statement of operations during the six months ended June 30, 2011.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2012
Unaudited
(Expressed in U.S. Dollars)

Note 3	OIL AND GAS LEASES – continued

Net carrying costs as at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Deposit on oil and gas leases	$350,000	$350,000
Drilling and exploration	1,179,296	1,179,296
Consulting costs	235,113	235,113
Legal costs	17,116	17,116
Geological services	381,812	381,812
Geological data	367,500	367,500
Asset retirement obligation	50,000	50,000
Incidental revenue	(707,738)	(707,738)
	1,873,099	1,873,099
Write down of oil and gas leases	(1,860,118)	(1,860,118)
Interest in oil and gas leases	$12,981	$12,981

At June 30, 2012, there was $12,981 in unevaluated property costs relating to the acquisition costs of unproved oil and gas leases located adjacent to the areas covered by the Farmout Agreement.

Note 4	LOANS PAYABLE

The Company has the following loans payable:

	June 30, 2012	December 31, 2011
Art Brokerage - Current (a)	$89,993	$89,993
Art Brokerage - Current (b)	540,000	540,000
Art Brokerage - Term Loan (d)	2,400,000	2,400,000
Mr. Alonzo B. Leavell (a)	20,000	20,000
Ms. Nancy A. Vevoda (a)	25,000	25,000
Bear Lair LLC (e)	82,500	77,500
Senergy Partners LLC (c)	357,750	357,750
Energold Minerals Inc. (f)	148,707	-
	$3,663,950	$3,510,243

(a)	These amounts are unsecured; bear no interest, with no specific terms of repayment.

(b)	These amounts are unsecured; bear interest at 5% per annum, with no specific terms of repayment.

(c)

This credit facility is unsecured, bears interest at 8% per annum, maturing on December 31, 2012 (see Note 7(a)). The remaining amount available under this credit facility was $142,250 as at June 30, 2012. Subsequent to June 30, 2012, the Company gave notice to Senergy Partners LLC that this loan had entered into default as a result of the Company’s inability to repay the debt. On August 7, 2012, the Company entered into a debt settlement and subscription agreement with Senergy Partners LLC pursuant to which the Company issued 100,000 common shares of the Company in full settlement of this loan, including accrued interest of $76,686. Accrued interest of $74,255 (December 31, 2011: $59,985) is included in current liabilities at June 30, 2012.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2012
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

On May 25, 2011, the Company and the creditor agreed to amend the Loan Agreement to allow the Company to postpone commencement of the monthly principal and interest payments until January 1, 2012, with a balloon payment of $450,000 at maturity. All other terms and conditions with respect to the original Loan Agreement remain unchanged. During the six months ended June 30, 2012, the Company did not commence repayment of the loan as required under the Loan Agreement and the loan entered into default. Under the terms of the Loan Agreement, the loan therefore becomes repayable on demand from the lender.

On August 7, 2012, the Company entered into a debt settlement and subscription agreement with Art Brokerage, Inc., pursuant to which the Company issued 650,000 common shares of the Company in full settlement of this loan, including accrued interest of $233,799. Accrued interest of $222,662 (December 31, 2011: $158,216) is included in current liabilities at June 30, 2012. In addition, Art Brokerage agreed to settle two other unsecured loans owing from the Company in the amount of $89,993 and $540,000 plus accrued interest of $45,863 for no considerations. Accrued interest of $43,570 (December 31, 2011: $30,107) is included in current liabilities at June 30, 2012 in respect of these loans forgiven.

Both Senergy and Art Brokerage are beneficially controlled by a significant shareholder of the Company.

(e)

The Company has entered into a loan agreement with Bear Lair LLC, a Nevada Corporation, to reflect advances made to the Company during fiscal 2011 and 2012. The loan is due September 30, 2012 and bears no interest or specific repayment terms beyond the initial term.

(f)

The Company received $72,440 (Cdn$72,600) and $77,400 pursuant to a promissory note dated May 15, 2012 and May 29, 2012, respectively. These notes are unsecured, non-interest bearing and are due on November 4, 2012.

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
June 30, 2012
Unaudited
(Expressed in U.S. Dollars)

Note 6	COMMITMENTS

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

To exercise the first option and earn a 30% undivided interest in the Property, the Company must (i) issue to Energold 100,000 shares on or before June 29, 2012 (these were issued subsequent to June 30, 2012); (ii) issue to Energold an additional 100,000 shares on or before September 15, 2013; and (iii) incur a total of $200,000 in exploration expenditures on the Jarvis Property on or before September 15, 2014.

To exercise the second option and earn an additional 21% undivided interest in the Property, the Company must exercise the first option and issue a further 200,000 common shares on or before September 15, 2015 and incur an additional $200,000 in exploration expenditures on the Property on or before June 8, 2017.

If the Company exercises the first option the parties agreed to participate in a joint venture (the “Joint Venture”) for the purpose of further exploration and development of Jarvis Property where the right to participate and the obligation to fund the Joint Venture will be apportioned 70% to Energold and 30% to Maverick and if Maverick exercises the second option the Joint Venture will be apportioned 51% to Maverick and 49% to Energold.

During the period that both options are outstanding and after the formation of the Joint Venture, the Company will to act as operator of the Jarvis Property in consideration of certain management fees in an amount up to 10% on general exploration expenditures and other fees in an amount up to 5% on drilling or other major contract costs as further set out in the Agreement. Decisions regarding exploration and development of the Jarvis Property are determined by a committee.

If the Company has acquired a 51% undivided interest in the Jarvis Property as per the Agreement and a feasibility study is completed which demonstrates that the Jarvis Property may be profitably brought into production, then the Company has the right to elect to commit the necessary financing to place the Jarvis Property into production and thereby earn a 70% interest in the newly initiated mining project.

Note 7	RELATED PARTY TRANSACTIONS

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2012
Unaudited
(Expressed in U.S. Dollars)

Note 7	RELATED PARTY TRANSACTIONS – continued

Management fees of $45,000 and $90,000 were charged to expense in these financial statements for the three and six months ended June 30, 2012 (2011 - $45,000 and $90,000) respectively. Included in accounts payable and accrued liabilities at June 30, 2012 is $71,490 (December 31, 2011 - $34,150) owing to officers of the Company for accrued and unpaid management fees and $1,000 (December 31, 2011 - $Nil) owing to a significant shareholder of the Company for expenses incurred on behalf of the Company.

At June 30, 2012 the Company had advanced $Nil (December 31, 2011 - $43,826) to the Company’s president to pay for future expenses incurred by the individual on behalf of the Company and management fees to be charged to the Company. The advances were non-interest bearing and had no specific repayment terms.

During the three and six months ended June 30, 2012, the Company incurred $48,285 and $96,135 (2011 - $44,450 and $89,284) in interest charges on loans payable to companies controlled by a significant shareholder of the Company and to a director of the Company. Of these amounts $361,243 (December 31, 2011 - $265,074) was payable as at June 30, 2012.

Note 8	SHARE CAPITAL

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
June 30, 2012
Unaudited
(Expressed in U.S. Dollars)

Note 8	SHARE CAPITAL - continued

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
June 30, 2012
Unaudited
(Expressed in U.S. Dollars)

Note 8	SHARE CAPITAL - continued

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
June 30, 2012
Unaudited
(Expressed in U.S. Dollars)

Note 9	STOCK OPTION PLAN

Stock options

The Company has a stock option plan which provides for the granting of up to 7,500,000 stock options to key employees, directors and consultants, of common shares of the Company. Under the stock option plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Board of Directors.

During the six months ended June 30, 2012, no stock options were granted. During the six months ended June 30, 2011, there were 50,000 options granted to two consultants of the Company. All options granted were fully vested at the date of issuance which resulted in stock-based compensation expense of $93,250 being charged to operations during the six month period ended June 30, 2011. These options are exercisable at a price of $1.50 per option and expire on January 13, 2013. The fair value of these options granted was approximately $1.87 per share on the grant date.

Weighted average assumptions used in calculating compensation expense in respect of options granted using the Black-Scholes option pricing model were as follows:

	2012	2011
Risk-free interest rate	-	0.59%
Dividend yield	-	Nil
Expected volatility	-	259%
Weighted average expected life of options	-	2.00 years

No stock options were exercised, cancelled or expired during the six months ended June 30, 2012 and 2011.

The following is a summary of the status of the Company’s stock options as of June 30, 2012 and December 31, 2011 and the stock option activity during the periods then ended:

		Weighted Average
	Number of options	Exercise Price
Outstanding, December 31, 2010	1,245,000	$0.97
Granted	50,000	$1.50
Outstanding, December 31, 2011 and June 30, 2012	1,295,000	$0.99

All options that were outstanding were exercisable at June 30, 2012 and December 31, 2011 as a result of all options being fully vested upon grant.

At June 30, 2012, the Company had share purchase options outstanding as follows:

	Number of		Aggregate
Exercise Price	options	Expiry Date	Instrinsic Value
$0.40	145,000	December 31, 2012	$0.00
$1.05	1,100,000	August 20, 2015	$0.00
$1.50	50,000	January 13, 2013	$0.00
June 30, 2012	1,295,000		$0.00

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2012
Unaudited
(Expressed in U.S. Dollars)

Note 9	STOCK OPTION PLAN - continued

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.25 per share as of June 30, 2012 (December 31, 2011 – $0.31), which would have been received by the option holders had all option holders exercised their options as of that date. There were no in-the-money options vested and exercisable as of June 30, 2012 (December 31, 2011 – Nil).

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

Recent Corporate Developments

Since the commencement of our first quarter, we experienced the following significant corporate developments:

1.

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

2.

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

3.

During our second fiscal quarter, we received two unsecured loans from Energold. The loans mature in November, 2012, bear no interest and are evidenced by two promissory notes in the amount of CDN$72,600 and US$77,400.

4.

During our third fiscal quarter, we settled two loans outstanding to two creditors totaling $2,757,750 plus accrued interest of $310,485 in exchange for the issuance of 750,000 common shares of the Company. In addition, loans totaling $629,993 plus accrued interest of $45,863 were forgiven for no consideration.

Exploration and Drilling Activities in Fort Bend County, Texas

During the year ended December 31, 2011, our business focus was to implement the terms of the Farmout Agreement pursuant to which were to earn an interest in certain oil and gas mineral leases located in Fort Bend and Wharton Counties, Texas owned by SEPL. As a result of test results showing that zones drilled and tested were not commercially productive management made the decision not to proceed with subsequent drilling and testing as outlined in the agreement and, consequently, the Farm-Out Agreement lapsed.

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

1.

To exercise the first option and earn a 30% undivided interest in the Jarvis Property, Maverick must: (i) issue to Energold 100,000 shares on or before June 29, 2012 (these were issued subsequent to June 30, 2012); (ii) issue to Energold an additional 100,000 shares on or before September 15, 2013; and (iii) incur a total of $200,000 in exploration expenditures on the Jarvis Property on or before September 15, 2014;

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

4.

If Maverick exercises the first option the parties agreed to participate in a joint venture (the “Joint Venture”) for the purpose of further exploration and development of Jarvis Property where the right to participate and the obligation to fund the Joint Venture will be apportioned 70% to Energold and 30% to Maverick and if Maverick exercises the second option the Joint Venture will be apportioned 51% to Maverick and 49% to Energold; and

5.

If Maverick has acquired a 51% undivided interest in the Jarvis Property as per the Agreement and a feasibility study is completed which demonstrates that the Jarvis Property may be profitably brought into production, then Maverick has the right to elect to commit the necessary financing to place the Jarvis Property into production and thereby earn a 70% interest in the newly initiated mining project.

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

Plan of Operation

The following is a discussion and analysis of our plan of operation for the six month period ended June 30, 2012, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited interim financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated interim financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

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

On February 13, 2009, we entered into a loan agreement with Senergy Partners LLC (“Senergy”), a private Nevada limited liability corporation, pursuant to which the Company received a revolving loan of up to $1,000,000 (the “Credit Facility”). The outstanding principal amount of the Credit Facility together with all accrued and unpaid interest and all other amounts outstanding thereunder were due and payable in full on December 31, 2012, the maturity date. Outstanding principal under the Credit Facility was bearing interest at an annual rate of 8%. As a condition of the Credit Facility, the Company agreed to use funds received under the Credit Facility solely for the purpose of funding ongoing general and administrative expenses, consulting and due diligence expenses, or professional fees and joint venture programs. As at June 30, 2012, the Company had drawn $357,750 on the credit facility with Senergy. Subsequent to June 30, 2012, the Company gave notice to Senergy that this credit facility had entered into default as a result of the Company’s inability to repay the debt. On August 7, 2012, the Company entered into a debt settlement and subscription agreement with Senergy Partners LLC pursuant to which the Company issued 100,000 common shares of the Company in full settlement of this loan, including accrued interest of $76,686.

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

On September 20, 2010, we entered into a loan agreement (the “Loan Agreement”) with Art Brokerage, Inc., pursuant to which Art Brokerage provided the Company with a non-revolving term loan in the principal amount of $2,400,000 having an interest rate of 5% per annum. The loan was to mature on April 1, 2015. As a condition of the Loan Agreement, the Company agreed to enter into a general security agreement dated September 20, 2010 creating a security over the Company’s present and after-acquired personal property and over the Company’s real property and other assets. In addition and as further security of the Company’s indebtedness under the Loan Agreement, the Company and Art Brokerage entered into a pledge and security agreement dated September 20, 2010, pursuant to which the Company agreed to pledge to Art Brokerage a first priority security interest in all of the shares of capital stock of Eskota Energy Corporation, the wholly owned subsidiary of the Company, and all proceeds with respect to such stock. The Company used the funds from the $2,400,000 loan to commence development of the Company’s initial test well on its Farm-Out property located in southwest Texas. Both Senergy and Art Brokerage are beneficially owned by Donna Rose, an affiliate of the Company. In May, 2011, the Company entered into an amendment to its September 20, 2010 loan agreement with Art Brokerage, Inc. (the “Lender”) to postpone the commencement date for payment of the principal and interest on its loan from May 1, 2011 to January 1, 2012. Under the terms of the original loan agreement the Lender provided the Company with a non-revolving term loan in the principal amount of $2,400,000 at the interest rate of 5% per annum, calculated and compounded monthly, maturing on April 1, 2015. The company has been in default on this loan since January 2012.

On August 7, 2012, the Company entered into a debt settlement and subscription agreement with Art Brokerage, Inc., pursuant to which the Company issued 650,000 common shares of the Company in full settlement of this loan, including accrued interest of $233,799. In addition, Art Brokerage agreed to settle two other unsecured loans owing from the Company in the amount of $89,993 and $540,000 plus accrued interest of $45,863 for no consideration.

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

Results of Operations

Three and Six Month Summary

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Percentage Increase/ (Decrease)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Percentage Increase/ (Decrease)
Revenue	-	-	N/A	-	-	N/A
Expenses	$71,282	$1,057,495	(93.3)%	$129,396	$1,201,073	(89.2)%
Other Expenses	$12,465	$47,164	(73.6)%	$58,184	$96,063	(39.4)%
Net Loss	$(83,747)	$(1,104,659)	(92.4)%	$(187,580)	$(1,297,136)	(85.5)%

Revenues

We have had no operating revenues for the three and six months ended June 30, 2012 and 2011. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative

The major components of our general and administrative expenses for the period are outlined in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Audit Fees	$-	$34,677 $	$1,833	$88,428
Accounting, legal, engineering & consulting, investor relations	19,938	12,384	24,938	14,395
Management fees and stock based compensation	45,000	45,000	90,000	183,250
Office	106	488	266	1,819
Transfer agent fees	3,090	2,026	3,090	2,324
Write down on oil and gas leases	-	955,274-	-	880,274
Travel	3,148	7,646	9,269	30,583
Total Expenses	$71,282	$1,057,495	$129,396	$1,201,073

The decrease in our general and administrative expenses for the three months ended June 30, 2012 was primarily due to:

1.	An impairment charge of $955,274 relating to the Company’s drilling project in Fort Bend County, Texas, during the comparative period.

2.	Decreased audit fees in the current period of $34,677 as a result of the delay of the Company’s annual audit and interim reviews to the third quarter of 2012.

The decrease in our general and administrative expenses for the six months ended June 30, 2012 was primarily due to:

1.	Decreased management and stock based compensation expense of $93,250. During 2011, 50,000 stock options were granted with a fair value of $93,250. During 2012, no stock options were granted.

2.	Decreased audit fees of $86,595 as a result of the delay of the Company’s annual audit to the third quarter of 2012. It is expected that this amount will increase in the third quarter of 2012.

3.

An impairment charge of $955,274 offset by a $75,000 recovery resulting from the refund of deposits paid to the Operator of the Initial Test Well in respect of the Company’s drilling project in Fort Bend County, Texas, during the comparative period.

Liquidity and Capital Resources

Working Capital

	June 30, 2012	December 31, 2011
Current Assets	$23,377	$87
Current Liabilities	4,246,724	4,079,680
Working Capital Deficit	$(4,223,347)	$(4,079,593)

Cash Flows

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
Cash used in Operating Activities	$(131,550)	$(245,708)
Cash provided by Investing Activities	-	128,889
Cash provided by Financing Activities	154,840	55,250
Net increase (decrease) in Cash	$23,377	$(61,569)

We had cash of $23,377 and negative working capital of $4,223,347 as of June 30, 2012 compared to a cash of $87 and negative working capital of $4,079,593 at December 31, 2011. We anticipate that we will incur approximately $310,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months therefore we will need to obtain additional financing in order to complete our full business plan.

Cash used in operating activities for the six months ended June 30, 2012 was $131,550 as compared to cash used in operating activities for the same period in 2011 of $245,708. Cash used in operating activities decreased during the period as a result of decreases in audit and legal and a decrease in an amount due from a related party. Cash provided by investing activities for the six months ended June 30, 2012 was $Nil as compared to cash provided by investing activities for the same period in 2011 of $128,889 as a result of excess supplies sold and a refund from the operator of the Texas drilling project in the comparative period. Cash provided by financing activities for the six months ended June 30, 2012 was $154,840 compared to cash provided by financing activities for the same period in 2011 of $55,250. The increase in cash provided by financing activities was primarily due to proceeds from loans payable.

Loans Payable

The Company has the following loans outstanding as of June 30, 2012

		December 31,
	June 30, 2012	2011
Art Brokerage – Current (a)	$89,993	$89,993
Art Brokerage – Current(b)	540,000	540,000
Art Brokerage – Term Loan(d)	2,400,000	2,400,000
Ms. Nancy A.Vevoda(a)	25,000	25,000
Mr. Alonzo B. Leavell(a)	20,000	20,000
Bear Lair LLC(e)	82,500	77,500
Senergy Partners LLC (c)	357,750	357,750
Energold Minerals Inc. (f)	148,707	-
	$3,663,950	$3,510,243

(a)	These amounts are unsecured, bear no interest, with no specific terms of repayment.

(b)	These amounts are unsecured, bear interest at 5% per annum, with no specific terms of repayment. Subsequent to June 30, 2012, this loan was forgiven in full for no consideration. See Note (d).

(c)

This credit facility is unsecured, bears interest at 8% per annum, maturing on December 31, 2012. The remaining amount available under this credit facility was $142,250 as at June 30, 2012. Subsequent to June 30, 2012, the Company gave notice to Senergy Partners LLC that this loan had entered into default as a result of the Company’s inability to repay the debt. On August 7, 2012, the Company entered into a debt settlement and subscription agreement with Senergy Partners LLC pursuant to which the Company issued 100,000 common shares of the Company in full settlement of this loan, including accrued interest to July 31, 2012 of $76,686.

(d)

On September 20, 2010, the Company entered into a loan agreement (the “Loan Agreement”) with Art Brokerage, Inc. (“Art Brokerage”), pursuant to which Art Brokerage provided the Company with a non- revolving term loan in the principal amount of $2,400,000 having an interest rate of 5% per annum. The loan matures on April 1, 2015 and is calculated and compounded monthly, payable on the 1st day of each calendar month, commencing May 1, 2011. In addition to the monthly interest payments, the Company was required to make monthly principal payments in the amount of $50,000, commencing on May 1, 2011 and continuing on the 1st day of each month until the Company’s indebtedness is repaid in full. On May 25, 2011 the Company and the creditor agreed to amend the Loan Agreement to allow the Company to postpone commencement of the monthly principal and interest payments until January 1, 2012 with a balloon payment of $450,000 at maturity. All other terms and conditions with respect to the Loan Agreement remain unchanged. During the six months ended June 30, 2012, the Company did not commence repayment of the loan as required under the Loan Agreement and the loan entered into default. Under the terms of the Loan Agreement, the loan therefore becomes repayable on demand from the lender. On August 7, 2012, the Company entered into a debt settlement and subscription agreement with Art Brokerage, Inc., pursuant to which the Company issued 650,000 common shares of the Company in full settlement of this loan, including accrued interest to July 31, 2012 of $233,799. In addition, Art Brokerage agreed to settle two other unsecured loans owing from the Company in the amount of $89,993 and $540,000 plus accrued interest to July 31, 2012 of $45,863.

Both Senergy and Art Brokerage are beneficially controlled by a significant shareholder of the Company.

(e)

On September 30, 2011the Company entered in to a loan agreement with Bear Lair LLC, a Nevada Corporation, to reflect advances made to the Company during fiscal 2011. The loan is due on September 30, 2012 and bears no interest rate or specific terms of repayment beyond the initial term.

(f)

The Company received $72,440 (Cdn$72,600) and $77,400 pursuant to a promissory note dated May 15, 2012 and May 29, 2012, respectively. These notes are unsecured, non-interest bearing and are due on November 4, 2012.

Going Concern

Our interim financial statements for the quarter ended June 30, 2012 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of June 30, 2012, we had cash of $23,377 and we estimate that we will require approximately $310,000 for costs associated with our plan of operation and operating expenses over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

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

Future Financings

As of June 30, 2012, we had cash of $23,377 and we estimate that we will require approximately $310,000 for costs associated with our business operations over the next twelve months. Accordingly we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of June 30, 2012 and we have concluded that, as of June 30, 2012, our disclosure controls and procedures were ineffective based on the following material weaknesses:

(i)

Lack of a sufficient number of independent directors for our board and audit committee. We currently have no independent director on our board, which is comprised of one director. As a publicly-traded company, we strive to have a majority of our board of directors be independent;

(ii)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the period ended June 30, 2012, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

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

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Likelihood of Continued Losses from Operations and Ability To Continue As A Going Concern.

The Company has had no revenue from operations and has incurred cumulative losses from inception through June 30, 2012 of $12,233,443. Losses are expected to continue until such time as the Company can economically produce and sell materials from the Jarvis Island Property and/or otherwise commence planned principal operations. Continued losses will require that the Company raise additional funds by equity or debt financing, failing which the Company will not be able to continue operations. Management cannot provide assurances that this will occur.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our consolidated financial statements for the period ended June 30, 2012. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had negative working capital of $4,223,347 as of June 30, 2012. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to implement our plan of operation. Obtaining additional financing is subject to a number of factors, including market commodities prices, investor acceptance of our interest pursuant to the Jarvis Island Property Agreement, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

10.8	Management Agreement dated as at June 1, 2005 between Maverick Minerals Corp. and Robert Kinloch (incorporated by reference from our Quarterly Report on Form 10-QSB for the period ended June 30, 2006)

10.9	Deed of Release dated November 31, 2008 with Pride of Aspen LLC (incorporated by reference from our Current Report on Form 8-K filed on December 3, 2008)

Exhibit
Number	Description
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

10.21	Security Agreement dated September 20, 2010 between Maverick Minerals Corporation and Art Brokerage, Inc. (incorporated by reference from our Form 8-K Current report, filed on September 24, 2010)

10.22	Amendment Agreement dated September 15, 2010 between Maverick Minerals Corporation and Art Brokerage, Inc. (incorporated by reference from our Form 8-K Current report, filed on September 24, 2010)

10.23	Consulting Agreement dated September 23, 2010 between Maverick Minerals Corporation and Robert Kinloch (incorporated by reference from our Form 8-K Current report, filed on September 24, 2010)

10.24	Consulting Agreement dated September 23, 2010 between Maverick Minerals Corporation and Donald Kinloch (incorporated by reference from our Form 8-K Current report, filed on September 24, 2010)

Exhibit
Number	Description

10.25	Form of Subscription Agreement dated December 21, 2010 (incorporated by reference from our Form 8-K Current report, filed on December 28, 2010)

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
___________________________
Robert Kinloch
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	August 17, 2012