Form 10-Q
period 2012-09-30
MAVERICK MINERALS CORP
filed 2012-11-14
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes [X]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of November 14, 2012, there were 16,041,674 shares of common stock, par value $0.001, outstanding.

ii

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Maverick Minerals Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
Unaudited
(Expressed in U.S. Dollars)

	September 30	December 31
	2012	2011
Current Assets
Cash	$152,529	$87

Long Term assets
Advances to related party (Note 8)	-	43,826
Oil & Gas leases (Note 3)	12,981	12,981
Mineral properties (Note 4)	25,000	-
TOTAL ASSETS	$190,510	$56,894

Current Liabilities
Accounts payable and accrued liabilities (Note 8)	$243,796	$204,329
Accrued interest on loans payable (Note 8)	-	248,341
Convertible debt (Note 6)	427,832	116,767
Loans payable (Note 5)	127,500	3,510,243
Derivative liability (Note 7)	479,106	-
TOTAL LIABILITIES	1,278,234	4,079,680

Capital Deficit
Capital Stock (Note 9)
Authorized: 750,000,000 common shares at $0.001 par value Issued and fully paid 13,002,617 (December 31, 2011 – 12,152,617) common shares Par value 100,000,000 preferred shares at $0.001 par value	13,003	12,153
Issued and fully paid Nil (2011 - Nil) preferred shares Par value	-	-
Additional paid-in capital	8,184,201	8,010,051
Deficit, accumulated during the exploration stage	(9,285,801)	(12,045,863)
Accumulated other comprehensive income	873	873
TOTALSTOCKHOLDERS EQUITY (CAPITAL DEFICIT)	(1,087,724)	(4,022,786)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$190,510	$56,894

Nature of Operations and Ability to Continue as a Going Concern – Note 1
Subsequent Event – Note 6

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
and Comprehensive Loss
Unaudited
(Expressed in U.S. Dollars)

					Cumulative From
					Date of Inception
	Three months ended		Nine months ended		(April 21, 2003)
	September 30,		September 30,		to September 30,
	2012	2011	2012	2011	2012
General and administration expenses
Audit fees	$76,638	$4,429	$78,471	$92,857	$588,019
Freight	-	-	-	-	7,600
Insurance	-	-	-	-	186,297
Accounting, legal, engineering & consulting, investor relations	21,297	20,811	46,235	35,206	600,223
Management fees and stock based compensation (Notes 8 and 10)	45,000	90,000	135,000	228,250	3,069,839
Office	1,180	1,155	1,447	2,974	78,504
Telephone and utilities	-	-	-	-	83,059
Transfer agent fees	7,827	4,771	10,917	7,095	51,532
Travel	4,275	9,884	13,544	40,467	310,835
Wages and benefits	-	-	-	-	86,588
Write down on oil and gas leases	-	-	-	880,274	3,735,683
Gain on disposal of assets	-	-	-	(75,000)	(795,231)
Loss from operations	(156,217)	(131,050)	(285,614)	(1,212,123)	(8,002,948)
Other income (expenses)
Interest expense (Note 8)	(18,046)	(47,223)	(114,181)	(140,506)	(436,429)
Gain (loss) on settlement of loan payable (Notes 5 and 9)	3,594,091	-	3,594,091	(500)	135,401
Financing expense (Note 6)	(479,106)	-	(479,106)	-	(479,106)
Gain (Loss) on foreign exchange	(5,345)	-	(247)	(2,280)	(16,369)
Gain on write-off of payables	12,266	-	45,119	-	663,350
	3,103,860	(47,223)	3,045,676	(143,286)	(133,153)
Gain (loss) from continuing operations	2,947,643	(178,273)	2,760,062	(1,355,409)	(8,136,101)

Gain (loss) from discontinued operations	-	-	-	-	(1,149,700)

Gain (loss) for the period	2,947,643	(178,273)	2,760,062	(1,355,409)	(9,285,801)
Other Comprehensive Income
Foreign currency translation adjustments	-	-	-	-	873
Comprehensive Income (Loss)	$2,947,643	$(178,273)	$2,760,062	$(1,355,409)	$(9,284,928)

Gain (Loss) per share – basic and diluted	$0.23	($0.01)	$0.22	($0.11)
Weighted average shares outstanding – basic and diluted	12,681,964	12,152,617	12,330,354	12,065,438

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Unaudited
(Expressed in U.S. Dollars)

			Cumulative From
			Date of Inception
	Nine months ended		(April 21, 2003)
	September 30,		to September 30
	2012	2011	2012
Operating Activities
Income (loss) for the period	$2,760,062	$(1,355,409)	$(9,285,801)
Adjustments to reconcile Income (loss) for the period to cash flows used in operating activities
Impairment of investment in oil and gas leases	-	880,274	4,155,642
Gain on disposal of assets	-	(75,000)	(933,995)
Gain on liabilities write-off	(45,119)	-	(663,350)
Stock based compensation	-	93,250	1,925,380
Depreciation	-	-	277,578
Shares issued for services	-	-	105,000
Interest accrued on convertible debenture	6,139	5,984	22,906
Unrealized foreign exchange	2,624	-	2,624
(Gain) loss on settlement of loan payable	(3,594,091)	500	(135,401)
Financing expense	479,106	-	173,943
Changes in non-cash working capital items
Advances to related party	43,826	(115)	-
Accrued interest on loans payable	108,007	134,521	352,554
Accounts payable and accrued liabilities	84,586	5,575	1,860,714
Cash used in operating activities	(154,860)	(310,420)	(1,837,043)

Investing Activities
Investment in oil and gas leases	-	(12,525)	(2,428,296)
Proceeds from the sale of working interests	-	-	650,000
Prepaids and deposits on oil and gas leases	-	-	(2,000,565)
Refund on oil and gas leases	-	75,000	75,000
Proceeds from sale of oil and gas supplies	-	57,738	57,738
Purchase of property and equipment	-	-	(311,367)
Cash provided by (used) in investing activities	-	120,213	(3,957,490)

Financing Activities
Proceeds on shares to be issued	-	-	303,850
Debt settlement	-	-	35,625
Repayments of loans payable	-	-	(70,000)
Issuance of convertible debentures	-	-	-
Proceeds from loans payable	307,302	130,250	5,676,714
Cash provided by financing activities	307,302	130,250	5,946,189

Maverick Minerals Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Unaudited
(Expressed in U.S. Dollars)

			Cumulative From
			Date of Inception
	Nine months ended		(April 21, 2003)
	September 30,		to September 30,
	2012	2011	2012

Increase (decrease) in cash during the period	152,442	(59,975)	151,656
Effect of cumulative currency translation	-	-	873

Cash, beginning of the period	87	64,767	-
Cash, end of the period	$152,529	$4,810	$152,529

Supplemental Cash Flow information:
Interest paid	$-	$-	$35,000
Income taxes paid	-	-	-
Non-cash investing and financing activities:
Impairment in oil and gas leases	-	955,274	419,959
Investment in oil and gas leases in exchange for notes payable to Veneto	-	-	1,455,000
Shares issued for acquisition of mineral property interest	25,000	-	25,000
Transfer of leases in settlement of notes payable	-	-	1,455,000
Assignment of accounts payable from transfer of leases	-	-	193,764
Settlement of loan payable	-	500	1,531,469
Forgiveness of related party balances payable	-	-	1,027,791
Forgiveness of loan payable	-	-	311,400
Shares issued for property services	-	-	210,000
Exchange of accounts payable for convertible debt	-	-	100,000
Shares issued for data purchase	-	-	367,500
Shares issued on conversion of debt	-	-	35,625
Shares issued for accrued interest on conversion of debt	-	-	1,788
Shares issued for settlement of loans payable	3,387,743	-	3,387,743
Shares issued for settlement of accrued interest payable	356,348	-	356,348
Asset retirement obligations	-	-	-

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Capital Deficit)
For the Period from Date of Inception on April 21, 2003 to September 30, 2012
Unaudited – (Expressed in U.S. Dollars)

				Shares to be		Accumulated
	Number of	Par Value	Additional	Issued		Other
	Common	@$0.001 Per	Paid-in	(Subscriptions	Accumulated	Comprehensive	Total Capital
	Shares	Share	Capital	Receivable)	Deficit	Loss	Deficit
Balance, April 21, 2003	10	$-	$-	$-	$-	$-	$-
Adjustment for the issuance of common stock on recapitalization	3,758,040	3,758	(3,758)	-	-	-	-
	3,758,050	3,758	(3,758)	-	-	-	-
Adjustment to capital deficit of the Company at the recapitalization date	417,603	418	(945,307)	-	-	-	(944,889)
	4,175,653	4,176	(949,065)	-	-	-	(944,889)
Shares issued for management services (Note 9)	150,000	150	104,850	-	-	-	105,000
Currency translation adjustment	-	-	-	-	-	873	873
Net loss for the period	-	-	-	-	(626,985)	-	(626,985)
Balance, December 31, 2003	4,325,653	4,326	(844,215)	-	(626,985)	873	(1,466,001)
Shares issued for cash (Note 9)	1,000,000	1,000	24,000	-	-	-	25,000
Shares subscribed but unissued	-	27,500	-	-	-	-	27,500
Forgiveness of related party balances payable	-	-	1,027,791	-	-	-	1,027,791
Net income for the year	-	-	-	-	71,698	-	71,698
Balance, December 31, 2004	5,325,653	32,826	207,576	-	(555,287)	873	(314,012)
Shares subscribed but unissued	-	(27,500)	-	-	-	-	(27,500)
Shares issued for cash (Note 9)	2,750,000	2,750	24,750	-	-	-	27,500
Cancellation of shares (Note 9)	(5,437,932)	(5,438)	5,438	-	-	-	-
Compensation expense on share cancellation (Note 9)	-	-	44,720	-	-	-	44,720
Shares issued for loan payable settlement (Note 9)	89,500	90	125,211	-	-	-	125,300
Shares issued for cash (Note 9)	7,500	8	743	-	-	-	750
Stock based compensation	-	-	140,438	-	-	-	140,438
Net loss for the year	-	-	-	-	(1,036,098)	-	(1,036,098)
Balance, December 31, 2005	2,734,721	$2,735	$548,875	$-	$(1,591,385)	$873	$(1,038,902)

Maverick Minerals Corporation
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Capital Deficit)
For the Period from Date of Inception on April 21, 2003 to September 30, 2012
Unaudited – (Expressed in U.S. Dollars)

				Shares to be		Accumulated
	Number of	Par Value	Additional	Issued		Other
	Common	@$0.001 Per	Paid-in	(Subscriptions	Accumulated	Comprehensive	Total Capital
	Shares	Share	Capital	Receivable)	Deficit	Loss	Deficit
Balance, December 31, 2005	2,734,721	$2,735	$548,875	$-	$(1,591,385)	$873	$(1,038,902)
Shares issued for cash (Note 9)	6,000	6	594	(600)	-	-	-
Stock based compensation	-	-	11,401	-	-	-	11,401
Net loss for the year	-	-	-	-	(128,774)	-	(128,774)
Balance, December 31, 2006	2,740,721	2,741	560,870	(600)	(1,720,159)	873	(1,156,275)
Net loss for the year	-	-	-	-	(192,410)	-	(192,410)
Balance, December 31, 2007	2,740,721	2,741	560,870	(600)	(1,912,569)	873	(1,348,685)
Share subscriptions paid (Note 9)	-	-	-	600	-	-	600
Net income for the year	-	-	-	-	109,951	-	109,951
Balance, December 31, 2008	2,740,721	2,741	560,870	-	(1,802,618)	873	(1,238,134)
Cancellation of shares (Note 9)	-2,000,000	-2,000	2,000	-	-	-	-
Shares issued for loan payable settlement (Note 9)	8,950,000	8,950	3,571,050	-	-	-	3,580,000
Shares issued for loan payable settlement (Note 9)	436,000	436	217,564	-	-	-	218,000
Shares issued for consulting services (Note 9)	350,000	350	209,650	-	-	-	210,000
Stock based compensation	-	-	43,321	-	-	-	43,321
Net loss for the year	-	-	-	-	(3,433,469)	-	(3,433,469)
Balance, December 31, 2009	10,476,721	$10,477	$4,604,455	$-	$(5,236,087)	$873	$(620,282)

Maverick Minerals Corporation
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Capital Deficit)
For the Period from Date of Inception on April 21, 2003 to September 30, 2012
Unaudited – (Expressed in U.S. Dollars)

				Shares to be		Accumulated
	Number of	Par Value	Additional	Issued		Other
	Common	@$0.001 Per	Paid-in	(Subscriptions	Accumulated	Comprehensive	Total Capital
	Shares	Share	Capital	Receivable)	Deficit	Loss	Deficit
Balance, December 31, 2009	10,476,721	$10,477	$4,604,455	$-	$(5,236,087)	$873	$(620,282)
Shares issued upon conversion of debt (Note 9)	49,925	50	37,363	-	-	-	37,413
Shares issued for loan payable settlement (Note 9)	725,971	726	1,015,633	-	-	-	1,016,359
Shares issued for data purchase (Note 9)	350,000	350	367,150	-	-	-	367,500
Stock based compensation	-	-	1,592,250	-	-	-	1,592,250
Shares to be issued (Note 9)	-	-	-	250,000	-	-	250,000
Net loss for the year	-	-	-	-	(5,300,187)	-	(5,300,187)
Balance, December 31, 2010	11,602,617	11,603	7,616,851	250,000	(10,536,274)	873	(2,656,947)
Shares issued for cash (Note 9)	500,000	500	249,500	(250,000)	-	-	-
Shares issued for loan payable settlement (Note 9)	50,000	50	50,450	-	-	-	50,500
Stock based compensation (Note 10)	-	-	93,250	-	-	-	93,250
Net loss for period	-	-	-	-	(1,509,589)	-	(1,509,589)
Balance, December 31, 2011	12,152,617	12,153	8,010,051	-	(12,045,863)	873	(4,022,786)
Shares issued for acquisition of mineral property
interest (Note 4)	100,000	100	24,900	-	-	-	25,000
Shares issued for settlement of loans payable (Note 9)	750,000	750	149,250	-	-	-	150,000
Net loss for period	-	-	-	-	2,760,062	-	2,760,062

Balance, September 30, 2012	13,002,617	$13,003	$8,184,201	$-	$(9,285,801)	$873	$(1,087,724)

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012
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

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2012, the Company has negative working capital of $1,125,705, and has an accumulated deficit of $9,285,801. The continuation of the Company is dependent upon obtaining a successful new exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $350,000 to cover general and administrative expenses and other commitments over the twelve months ending September 30, 2013 to continue operations. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $1,278,000. The Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to pursue explorations activities, and for other working capital purposes.

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
September 30, 2012
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

Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

New Accounting Standards Adopted

Mineral properties

The cost of acquiring mineral property interests is capitalized. Expenditures for exploration and development on mineral properties with no proven reserves are expensed as incurred. Once a mineral reserve has been established, all future development costs will be capitalized and charged to operations on a unit of production method based on estimated recoverable reserves.

Capitalized amounts may be written down if future cash flows, including potential sales proceeds related to the property, are estimated to be less than the carrying value of the property. The Company reviews the carrying value of mineral property interests periodically and whenever events or changes in circumstances indicate that the carrying value may not be recoverable, reductions in the carrying value of each property would be recorded to the extent the carrying value of the investment exceeds the property’s estimated fair value.

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820)”. This Update improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and they explain how to measure fair value and they do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments in this Update are to be applied prospectively. For public entities, the amendments were effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard during the nine months ended September 30, 2012 did not have a material impact on the Company’s financial statements.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012
Unaudited
(Expressed in U.S. Dollars)

Note 2	BASIS OF PRESENTATION – continued

New Accounting Pronouncements – continued

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income (Topic 220)”. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this Update should be applied retrospectively. For public entities, the amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard during the nine months ended September 30, 2012 did not have a material impact on the Company’s financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-12, “Comprehensive Income (Topic 220)”. The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011—5 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. For public entities, the amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard during the nine months ended September 30, 2012 did not have a material impact on the Company’s financial statements.

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
September 30, 2012
Unaudited
(Expressed in U.S. Dollars)

Note 3	OIL AND GAS LEASES – continued

During the nine months ended September 30, 2011, the Farmout Agreement lapsed as the Company did not complete drilling of a substitute exploration well within the required period in accordance with the Farmout Agreement. As a result, it was determined that the remaining property costs relating to the areas covered by the Farmout Agreement of $955,274 were impaired and the Company recorded a write-down of oil and gas leases of $955,274 on the statement of operations during the nine months ended September 30, 2011.

Net carrying costs as at September 30, 2012 and December 31, 2011:

	September 30,
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

At September 30, 2012, there was $12,981 in unevaluated property costs relating to the acquisition costs of unproved oil and gas leases located adjacent to the areas covered by the Farmout Agreement.

Note 4	MINERAL PROPERTY

	September 30, 2012	December 31, 2011
Jarvis Island Property
Acquisition costs, common shares	$25,000	$-
Mineral property interests	$25,000	$-

Jarvis Island Property, Ontario, Canada

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

To exercise the first option and earn a 30% undivided interest in the Property, the Company must (i) issue to Energold 100,000 shares on or before June 29, 2012 (issued at a value of $25,000); (ii) issue to Energold an additional 100,000 shares on or before September 15, 2013; and (iii) incur a total of $200,000 in exploration expenditures on the Jarvis Property on or before September 15, 2014.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012
Unaudited
(Expressed in U.S. Dollars)

Note 4	MINERAL PROPERTY – continued

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

During the period that both options are outstanding and after the formation of the Joint Venture, the Company will act as operator of the Jarvis Property in consideration of certain management fees in an amount up to 10% on general exploration expenditures and other fees in an amount up to 5% on drilling or other major contract costs as further set out in the Agreement. Decisions regarding exploration and development of the Jarvis Property are determined by a committee.

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

Note 5	LOANS PAYABLE

The Company has the following loans payable:

	September 30, 2012	December 31, 2011
Art Brokerage - Current (a)	$-	$89,993
Art Brokerage - Current (b)	-	540,000
Art Brokerage - Term Loan (d)	-	2,400,000
Mr. Alonzo B. Leavell (a)	20,000	20,000
Ms. Nancy A. Vevoda (a)	25,000	25,000
Bear Lair LLC (e)	82,500	77,500
Senergy Partners LLC (c)	-	357,750
	$127,500	$3,510,243

(a)	These amounts are unsecured; bear no interest, with no specific terms of repayment.

(b)	These amounts are unsecured; bear interest at 5% per annum, with no specific terms of repayment.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012
Unaudited
(Expressed in U.S. Dollars)

Note 5	LOANS PAYABLE – continued

(c)

This credit facility was unsecured, and was bearing interest at 8% per annum, maturing on December 31, 2012. During the nine months ended September 30, 2012, the Company gave notice to Senergy Partners LLC that this loan had entered into default as a result of the Company’s inability to repay the debt. On August 7, 2012, the Company entered into a debt settlement and subscription agreement with Senergy Partners LLC pursuant to which the Company issued 100,000 common shares of the Company in full settlement of this loan, including accrued interest of $76,686. The shares were valued at $20,000 based on the quoted market price of the Company’s shares on the settlement date. The Company recorded a gain on settlement of this loan of $414,436 during the nine months ended September 30, 2012 (2011: $Nil).

(d)

On September 20, 2010, the Company entered into a loan agreement (the “Loan Agreement”) with Art Brokerage, Inc. (“Art Brokerage”), pursuant to which Art Brokerage provided the Company with a non-revolving term loan in the amount of $2,400,000 having an interest rate of 5% per annum. The loan was to mature on April 1, 2015 with interest calculated and compounded monthly, payable on the 1st day of each calendar month commencing May 1, 2011. In addition to the monthly interest payments, the Company was required to make monthly principal payments in the amount of $50,000, commencing on May 1, 2011 and continuing on the 1st day of each month until the Company’s indebtedness was repaid in full.

On May 25, 2011, the Company and the creditor agreed to amend the Loan Agreement to allow the Company to postpone commencement of the monthly principal and interest payments until January 1, 2012, with a balloon payment of $450,000 at maturity. All other terms and conditions with respect to the original Loan Agreement remain unchanged. During the nine months ended September 30, 2012, the Company did not commence repayment of the loan as required under the Loan Agreement and the loan entered into default. Under the terms of the Loan Agreement, the loan therefore became repayable on demand from the lender.

On August 7, 2012, the Company entered into a debt settlement and subscription agreement with Art Brokerage, Inc., pursuant to which the Company issued 650,000 common shares of the Company in full settlement of this loan, including accrued interest of $233,799. In addition, Art Brokerage agreed to settle two other unsecured loans owing from the Company in the amount of $89,993 and $540,000 plus accrued interest of $45,863 for no consideration. The shares were valued at $130,000 based on the quoted market price of the Company’s shares on the settlement date. The Company recorded a gain on settlement of this loan of $3,179,655 during the nine months ended September 30, 2012 (2011: $Nil).

(e)

The Company has entered into a loan agreement with Bear Lair LLC, a Nevada Corporation, to reflect advances made to the Company during fiscal 2011 and 2012. The loan is due on demand and bears no interest or specific repayment terms.

The Company received $72,440 (Cdn$72,600) and $77,400 pursuant to promissory notes dated May 15, 2012 and May 29, 2012, respectively, with Energold. These notes were unsecured, non-interest bearing and were due on November 4, 2012. During the nine months ended September 30, 2012, these promissory notes, along with an additional advance of Cdn$150,000, were exchanged by Energold for the issuance of a convertible debenture in the amount of Cdn$300,000 (Note 6).

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012
Unaudited
(Expressed in U.S. Dollars)

Note 6	CONVERTIBLE DEBT

The Company has the following convertible debt instruments outstanding:

	September 30, 2012	December 31, 2011
Convertible promissory note in the amount of $100,000 plus accrued interest, due on demand, bearing interest at 8% per annum, convertible at $0.30 per share	$122,772	$116,767
Convertible debenture in the amount of Cad$300,000 plus accrued interest, due December 31, 2012, bearing interest at 8% per annum, convertible at $0.10 per share	305,060	-
	$427,832	$116,767

i)

On November 26, 2009, the Company issued a convertible note in the amount of $100,000 to a related party to settle an outstanding payable of $100,000. This convertible note is due on demand, and bears interest at 8% per annum. The debt, along with accrued interest, is convertible into common shares at a conversion rate of $0.30 per share.

ii)

On September 28, 2012, the Company issued an unsecured convertible interest bearing debenture in the amount of $304,926 (Cdn$300,000) to Energold. The debenture bears interest at 8% per annum and matures on December 31, 2012. The debenture, along with accrued interest therein, is convertible at any time at the option of the holder into common shares of the Company at a conversion rate of $0.10 per share.

A provision of the debenture provided for the extinguishment of two non-interest bearing promissory notes owing to Energold in the amount of $73,850 (Cdn$72,600) and $77,400, along with an additional advance of $152,462 (Cdn$150,000).

Pursuant to the guidance of ASC 815-40 Derivatives and Hedging – Contracts in Entity’s Own Equity, the Company determined that the embedded conversion feature of the debenture failed to meet the “fixed for fixed” criteria contained in this guidance. Accordingly, the Company bifurcated the embedded conversion feature as a separate derivative liability having a fair value at issuance of $479,106. The fair value of the derivative was recorded as a charge to income as a financing expense of $479,106.

Subsequent to September 30, 2012, the Company issued 3,039,057 common shares pursuant to a notice of conversion received from the debt holder.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012
Unaudited
(Expressed in U.S. Dollars)

Note 7	DERIVATIVE LIABILITY

The Company has a derivative liability, being of the embedded conversion feature in the Company’s convertible debenture. This embedded conversion feature is accounted for as a separate liability measured at fair value in accordance with the guidance of ASC 815-40 Derivatives and Hedging – Contracts in Entity’s Own Equity.

Details of the Company’s derivative liability at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Balance, beginning of the period	$-	$-
Fair value of embedded conversion feature at issuance	479,106	-
Balance, end of the period	$479,106	$-

The fair value of the embedded conversion feature at September 30, 2012 and at issuance has been determined using the binomial pricing model using the following assumptions:

	At Issuance	At September 30, 2012

Risk-free interest rate	0.10%	0.10%
Expected life	0.26 years	0.26 years
Annualized volatility	86.98%	86.98%
Dividend rate	0.00%	0.00%

Note 8	RELATED PARTY TRANSACTIONS

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

Management fees of $45,000 and $135,000 were charged to expense in these financial statements for the three and nine months ended September 30, 2012 (2011 - $45,000 and $135,000) respectively. Included in accounts payable and accrued liabilities at September 30, 2012 is $109,034 (December 31, 2011 - $34,150) owing to officers of the Company for accrued and unpaid management fees and $1,000 (December 31, 2011 - $Nil) owing to a significant shareholder of the Company for expenses incurred on behalf of the Company.

At September 30, 2012 the Company had advanced $Nil (December 31, 2011 - $43,826) to the Company’s president to pay for future expenses incurred by the individual on behalf of the Company and management fees to be charged to the Company. The advances were non-interest bearing and had no specific repayment terms.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012
Unaudited
(Expressed in U.S. Dollars)

Note 8	RELATED PARTY TRANSACTIONS – continued

During the three and nine months ended September 30, 2012, the Company incurred $18,011 and $114,181 (2011 - $45,221 and $134,505) in interest charges on loans payable to companies controlled by a significant shareholder of the Company and to a director of the Company. Of these amounts $Nil (December 31, 2011 - $265,074) was payable as at September 30, 2012.

Note 9	SHARE CAPITAL

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
September 30, 2012
Unaudited
(Expressed in U.S. Dollars)

Note 9	SHARE CAPITAL - continued

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
September 30, 2012
Unaudited
(Expressed in U.S. Dollars)

Note 9	SHARE CAPITAL - continued

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

On July 10, 2012, the Company issued 100,000 common shares pursuant to the acquisition of a mineral property interest. The fair value of the shares of $25,000 was determined with reference to their quoted market price on the date of issuance.

On August 7, 2012, the Company issued 750,000 common shares in settlement of promissory notes outstanding of $3,387,743 and accrued interest therein of $356,348. The fair value of the shares of $150,000 was determined with reference to their quoted market price on the date of issuance and the Company recorded a gain on settlement of loans payable of $3,594,091, being the difference between the fair value of the common shares issued and the fair value of the debt settled.

Note 10	STOCK OPTION PLAN

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012
Unaudited
(Expressed in U.S. Dollars)

Note 10	STOCK OPTION PLAN - continued

During the nine months ended September 30, 2012, no stock options were granted. During the nine months ended September 30, 2011, there were 50,000 options granted to two consultants of the Company. All options granted were fully vested at the date of issuance which resulted in stock- based compensation expense of $93,250 being charged to operations during the nine month period ended September 30, 2011. These options are exercisable at a price of $1.50 per option and expire on January 13, 2013. The fair value of these options granted was approximately $1.87 per share on the grant date.

Weighted average assumptions used in calculating compensation expense in respect of options granted using the Black-Scholes option pricing model were as follows:

	2012	2011
Risk-free interest rate	-	0.59%
Dividend yield	-	Nil
Expected volatility	-	259%
Weighted average expected life of options	-	2.00 years

No stock options were exercised, cancelled or expired during the nine months ended September 30, 2012 and 2011.

The following is a summary of the status of the Company’s stock options as of September 30, 2012 and December 31, 2011 and the stock option activity during the periods then ended:

		Weighted Average
	Number of options	Exercise Price
Outstanding, December 31, 2010	1,245,000	$0.97
Granted	50,000	$1.50
Outstanding, December 31, 2011 and September 30, 2012	1,295,000	$0.99

All options that were outstanding were exercisable at September 30, 2012 and December 31, 2011 as a result of all options being fully vested upon grant.

At September 30, 2012, the Company had share purchase options outstanding as follows:

	Number of		Aggregate
Exercise Price	options	Expiry Date	Instrinsic Value
$0.40	145,000	December 31, 2012	$0.00
$1.05	1,100,000	August 20, 2015	$0.00
$1.50	50,000	January 13, 2013	$0.00
September 30, 2012	1,295,000		$0.00

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.257 per share as of September 30, 2012 (December 31, 2011 – $0.31), which would have been received by the option holders had all option holders exercised their options as of that date. There were no in-the-money options vested and exercisable as of September 30, 2012 (December 31, 2011 – Nil).

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

Recent Corporate Developments

Since the commencement of our third quarter ended September, 2012, we experienced the following significant corporate developments:

1.

Pursuant to a share transfer agreement dated August 20, 2012, Energold Minerals Inc. (“Energold”) acquired 8,950,000 issued and outstanding shares of common stock of the Company from Senergy Partners LLC (“Senergy”) in consideration of, among other things, Energold’s advancement of an unsecured loan of $150,000 to the Company and payment of $1,000 to Senergy. Following the closing of the share transfer agreement, Energold holds 12,089,057 (or 75%) of the issued and outstanding shares of the Company as of the date hereof.

2.

On September 28, 2012, the Company entered into a subscription agreement with Energold pursuant to which Energold purchased an 8% convertible debenture (the “Debenture”) in the aggregate principal amount of CDN$300,000. The Debenture, along with accrued interest, was convertible at any time after issuance into shares of the Company’s common stock, par value $0.001 at a deemed conversion price per share of US$0.10. The Debenture matured on December 31, 2012, and was bearing interest at the rate of 8% per annum, payable on the date of conversion of the Debenture. Interest was calculated on the basis of a 360-day year and accrued daily. On October 29, 2012, Energold gave notice to the Company of its intent to convert the entire balance and accrued interest into shares of the Company pursuant to the terms of the debenture. As a result, the Company issued 3,039,057 common shares to Energold.

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

During the land title curative process on the SEPL Farm-out acreage the company purchased several infill oil and gas leases in order to acquire a contiguous lease block for drilling purposes. The company will review their strategic importance during the balance of fiscal 2012 and make a decision as to their status.

Jarvis Island Option and Joint Venture Exploration Agreement

Maverick entered into a Option and Joint Venture Exploration Agreement dated June 8, 2012 with Energold. Energold holds a 100% undivided right, title and interest in a group of mining claims situated in Thunder Bay, Ontario, Canada known as the Jarvis Island Property (the “Jarvis Property”). The Island is situated about 35 miles south of Thunder Bay about 5 km from the shore of Lake Superior near to the U.S. border (Minnesota). The property consists of 13.355 hectares and is believed to have mineral potential for the production of barite.

Pursuant to the terms of the agreement, Energold granted Maverick the right, in the form of two options, to acquire an aggregate 51% working interest in the Jarvis Property subject to certain conditions, including the following:

1.

To exercise the first option and earn a 30% undivided interest in the Jarvis Property, Maverick must: (i) issue to Energold 100,000 shares on or before June 29, 2012 (issued); (ii) issue to Energold an additional 100,000 shares on or before September 15, 2013; and (iii) incur a total of $200,000 in exploration expenditures on the Jarvis Property on or before September 15, 2014;

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

Plan of Operation

The following is a discussion and analysis of our plan of operation for the nine month period ended September 30, 2012, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

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

Finally, the Company has a history of acquiring mineral properties outside of the oil and gas arena including silver and coal properties previously owned and produced by the Company. At a time of strong commodity markets for these and other metals and minerals, the Company will not hesitate to exploit any opportunity to utilize its experience gained over the past decade to enter into an agreement for the acquisition and development of a metal or minerals property

Cash Requirements during the Next Twelve Months

Our estimated expenses over the next twelve months are as follows:

Cash Requirements during the Next Twelve Months

Expense	($)
Cost to meet Joint Venture Requirements	100,000
Consulting Expenses	20,000
Professional Fees	70,000
General and Administrative expenses	160,000
Total	350,000

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

On February 13, 2009, we entered into a loan agreement with Senergy Partners LLC (“Senergy”), a private Nevada limited liability corporation, pursuant to which the Company received a revolving loan of up to $1,000,000 (the “Credit Facility”). The outstanding principal amount of the Credit Facility together with all accrued and unpaid interest and all other amounts outstanding thereunder were due and payable in full on December 31, 2012, the maturity date. Outstanding principal under the Credit Facility was bearing interest at an annual rate of 8%. As a condition of the Credit Facility, the Company agreed to use funds received under the Credit Facility solely for the purpose of funding ongoing general and administrative expenses, consulting and due diligence expenses, or professional fees and joint venture programs. The Company had drawn $357,750 on the credit facility with Senergy. During the nine months ended September 30, 2012, the Company gave notice to Senergy that this credit facility had entered into default as a result of the Company’s inability to repay the debt. On August 7, 2012, the Company entered into a debt settlement and subscription agreement with Senergy Partners LLC pursuant to which the Company issued 100,000 common shares of the Company in full settlement of this loan, including accrued interest of $76,686.

On August 7, 2012, the Company entered into a debt settlement and subscription agreement with Art Brokerage, Inc., pursuant to which the Company settled the AB Term Loan, including both principal and accrued interest therein, of $2,633,799 for $130,000 through the issuance of 650,000 common shares of the. In addition, Art Brokerage agreed to settle two other unsecured loans and accrued interest owing from the Company totalling $675,856 for no consideration.

During our second fiscal quarter, we received two unsecured loans from Energold in the amounts of CDN$72,600 and US$77,400. The loans matured in November, 2012, and were non-interest bearing. On September 28, 2012, these promissory notes, along with an additional advance of CDN$150,000, were exchanged by Energold for the issuance of a convertible debenture in the amount of CDN$300,000. The debenture bears interest at 8% per annum and matures on December 31, 2012. The debenture, along with accrued interest therein, is convertible at any time at the option of the holder into common shares of the Company at a conversion rate of $0.10 per share.

Subsequent to September 30, 2012, the Company issued 3,039,057 common shares pursuant to a notice of conversion received from the debt holder on October 26, 2012.

Results of Operations

Three and Nine Month Summary

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue	$-	$-	$-	$-
General and administrative expenses	156,217	131,050	285,614	1,212,123
Other expenses (income)	(3,103,860)	47,223	(3,045,676)	143,286
Net income (loss)	$2,947,643	$(178,273)	$2,760,062	$(1,355,409)

Revenues

We have had no operating revenues for the three and nine months ended September 30, 2012 and 2011. We anticipate that we will not generate any revenues as long as we are an exploration stage company.

General and Administrative

The major components of our general and administrative expenses for the year are outlined in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Management Fees and stock based compensation	$45,000	$90,000	$135,000	$228,250
Audit Fees	76,638	4,429	78,471	92,857
Transfer Agent Fees	7,827	4,771	10,917	7,095
Accounting, legal, engineering and consulting, investor relations	21,297	20,811	46,235	35,206
Travel	4,275	9,884	13,554	40,467
Office	1,180	1,155	1,447	2,974
Write down of oil and gas leases	-	-	-	880,274
Gain on disposal of oil and gas asses	-	-	-	(75,000)
Total Expenses	$156,217	$131,050	$285,614	$1,212,123

The 19% increase in our general and administrative expenses for the three months ended September 30, 2012 was primarily due to:

1.	Increased audit fees of $72,209 as a result of the delay of the Company’s annual audit to the third quarter of 2012.

The 76% decrease in our general and administrative expenses for the nine months ended September 30, 2012 was primarily due to:

1.	A write down of costs incurred in respect of the SEPL oil and gas leases, as a result of unfavorable drill results during the nine months ended September 30, 2011.

2.	Decreased management and stock based compensation expense of $93,250. During 2011, 50,000 stock options were granted with a fair value of $93,250. During 2012, no stock options were granted.

Liquidity and Capital Resources

Working Capital

	September 30, 2012	December 31, 2011
Current Assets	$152,529	$87
Current Liabilities	1,278,234	4,079,680
Working Capital Deficit	$(1,125,705)	$(4,079,593)

Cash Flows
	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash used in Operating Activities	$(154,860)	$(310,420)
Cash provided by Investing Activities	-	120,213
Cash provided by Financing Activities	307,302	130,250
Net Increase (Decrease) in Cash	$152,442	$(59,957)

We had a cash balance of $152,529 and negative working capital of $1,125,705 as of September 30, 2012 compared to cash of $87 and negative working capital of $4,079,593 as of December 31, 2011. We anticipate that we will incur approximately $350,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months, therefore, we will need to obtain additional financing in order to complete our full business plan.

Cash used in operating activities for the nine month period ended September 30, 2012 was $154,860 as compared to cash used in operating activities for the same period in 2011 of $310,420. Cash used in operating activities has decreased during the nine month period as a result of decreases in interest expense as a result of the settlement of outstanding promissory notes during the current period. Cash provided by investing activities for the nine month period ended September 30, 2012 was $Nil as compared to cash provided in investing activities for the same period in 2011 of $120,213. The decrease in cash used in investing activities was primarily due to proceeds received from the sale of assets in connection with the SEPL oil and gas leases. Cash provided by financing activities for the nine month period ended September 30, 2012 was $307,302 compared to cash provided by financing activities for the same period in 2011 of $130,250. The increase in cash provided by financing activities was primarily due to the issuance of a convertible debenture on September 28, 2012 in the amount of CDN$300,000.

Loans Payable

The Company has the following loans outstanding as of September 30, 2012:

	September 30, 2012	December 31, 2011
Art Brokerage – Current(a)	$-	$89,993
Art Brokerage – Current(b)	-	540,000
Art Brokerage – Term Loan(d)	-	2,400,000
Ms. Nancy A. Vevoda(a)	25,000	25,000
Mr. Alonzo B. Leavell(a)	20,000	20,000
Bear Lair LLC(e)	82,500	77,500
Senergy Partners LLC(c)	-	357,750
	$127,500	$3,510,243

(a)	These amounts are unsecured, bear no interest, with no specific terms of repayment.

(b)	These amounts are unsecured, bear interest at 5% per annum, with no specific terms of repayment. On August 7, 2012, this loan was forgiven in full for no consideration. See Note (d).

(c)

This credit facility is unsecured, bears interest at 8% per annum, maturing on December 31, 2012. The remaining amount available under this credit facility was $142,250 as at December 31, 2011. During the nine months ended September 30, 2012, the Company gave notice to Senergy Partners LLC that this loan had entered into default as a result of the Company’s inability to repay the debt. On August 7, 2012, the Company entered into a debt settlement and subscription agreement with Senergy Partners LLC pursuant to which the Company settled this loan, including both principal and accrued interest therein of $434,436 for $20,000 through the issuance of 100,000 common shares of the Company.

(d)

On September 20, 2010, the Company entered into a loan agreement (the “Loan Agreement”) with Art Brokerage, Inc. (“Art Brokerage”), pursuant to which Art Brokerage provided the Company with a non- revolving term loan in the principal amount of $2,400,000 having an interest rate of 5% per annum. The loan matures on April 1, 2015 and is calculated and compounded monthly, payable on the 1st day of each calendar month, commencing May 1, 2011. In addition to the monthly interest payments, the Company was required to make monthly principal payments in the amount of $50,000, commencing on May 1, 2011 and continuing on the 1st day of each month until the Company’s indebtedness is repaid in full. On May 25, 2011 the Company and the creditor agreed to amend the Loan Agreement to allow the Company to postpone commencement of the monthly principal and interest payments until January 1, 2012 with a balloon payment of $450,000 at maturity. All other terms and conditions with respect to the Loan Agreement remain unchanged. During the nine months ended September 30, 2012, the Company did not commence repayment of the loan as required under the Loan Agreement and the loan entered into default. Under the terms of the Loan Agreement, the loan therefore becomes repayable on demand from the lender. On August 7, 2012, the Company entered into a debt settlement and subscription agreement with Art Brokerage, Inc., pursuant to which the Company settled the AB Term Loan, including both principal and accrued interest therein, of $2,633,799 for $130,000 through the issuance of 650,000 common shares of the. In addition, Art Brokerage agreed to settle two other unsecured loans and accrued interest owing from the Company totalling $675,856 for no consideration.

(e)

On September 30, 2011, the Company entered in to a loan agreement with Bear Lair LLC, a Nevada Corporation, to reflect advances made to the Company during fiscal 2011. The loan is due on demand and bears no interest rate or specific terms of repayment.

The Company received $72,440 (CDN$72,600) and $77,400 pursuant to promissory notes dated May 15, 2012 and May 29, 2012, respectively, with Energold. These notes were unsecured, non-interest bearing and were due on November 4, 2012. During the nine months ended September 30, 2012, these promissory notes, along with an additional advance of CDN$150,000, were exchanged by Energold for the issuance of a convertible debenture in the amount of CDN$300,000.

Going Concern

Our interim financial statements for the quarter ended September 30, 2012 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of September 30, 2012, we had cash of $152,529 and we estimate that we will require approximately $350,000 for costs associated with our plan of operation and operating expenses over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

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

Future Financings

As of September 30, 2012, we had cash of $152,529 and we estimate that we will require approximately $350,000 for costs associated with our business operations over the next twelve months. Accordingly we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of September 30, 2012 and we have concluded that, as of September 30, 2012, our disclosure controls and procedures were ineffective based on the following material weaknesses:

(i)

Lack of a sufficient number of independent directors for our board and audit committee. We currently have no independent director on our board, which is comprised of one director. As a publicly-traded company, we strive to have a majority of our board of directors be independent;

(ii)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the period ended September 30, 2012, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

(iii)	There is a lack of sufficient supervision and review by our corporate management; and

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

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Likelihood of Continued Losses from Operations and Ability To Continue As A Going Concern.

The Company has had no revenue from operations and has incurred cumulative losses from inception through September 30, 2012 of $9,285,801. Losses are expected to continue until such time as the Company can economically produce and sell materials from the Jarvis Island Property and/or otherwise commence planned principal operations. Continued losses will require that the Company raise additional funds by equity or debt financing, failing which the Company will not be able to continue operations. Management cannot provide assurances that this will occur.

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

We had negative working capital of $1,125,705 as of September 30, 2012. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to implement our plan of operation. Obtaining additional financing is subject to a number of factors, including market commodities prices, investor acceptance of our interest pursuant to the Jarvis Island Property Agreement, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

Our ability to obtain financing is likely dependent on the price of certain commodities markets remaining at current levels, which, given historical fluctuations, can vary significantly.

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

Risks and Contingencies Associated with the Mining Industry Generally.

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

On August 7, 2012, the Company entered into a debt settlement and subscription agreement with Senergy Partners LLC pursuant to which the Company has issued 100,000 shares of common stock of the Company in full settlement of an unsecured loan by Senergy Partners LLC to the Company totaling $434,435.93 (which was in default) including accrued interest to July 31, 2012. The shares were issued in reliance on Rule 506 and/or Section 4(2) of the Securities Act of 1933.

On October 29, 2012, Maverick issued 3,039,057 shares of its common stock to one investor upon the conversion of a convertible debenture at a conversion price of $0.10 per share. The debenture was in the principal amount of $302,052 (CDN$300,000) plus accrued interest of $1,853.70 (CDN$1,841.10) . The shares were issued in an offshore transaction relying on Rule 506 and/or Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

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

10.29

Option and Joint Venture Exploration Agreement dated June 8, 2012 between Maverick Minerals Corporation and Energold Minerals Inc. (incorporated by reference from our Form 8-K Current Report, filed on June 12, 2012)

10.30

Debt Settlement and Subscription Agreement dated August 7, 2012 between Maverick Minerals Corporation and The Art Brokerage, Inc. (incorporated by reference from our Form 8-K Current report, filed on August 7, 2012)

10.31

Debt and Subscription Agreement dated August 7, 2012 between Maverick Minerals Corporation and Senergy Partners LLC (incorporated by reference from our Form 8-K Current Report, filed on August 7, 2012)

10.32	Share Transfer Agreement dated August 20, 2012 between Energold Minerals Inc. and Senergy Partners LLC (incorporated by reference from our Form 8-K Current Report, filed on August 24, 2012)

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 24, 2008)

21.1	List of Subsidiaries (incorporated by reference from our Annual Report on Form 10-KSB, filed on July 26, 2012)

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAVERICK MINERALS CORPORATION

By	/s/ Robert Kinloch
Robert Kinloch
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Date:	November 14, 2012