Form 10-K
period 2012-12-31
MAVERICK MINERALS CORP
filed 2013-04-01
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
Yes[ x ] No[ ]

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

Large accelerated filer [ ]	(Do not check if a smaller reporting	Accelerated filer [ ]
company)
Non-accelerated filer [ ]		Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[ ] No[ x ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $896,048 based on a price of $0.38 per share, being the average of the bid and ask price of the registrant’s common equity on June 30, 2012.

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
Yes[ ]    No[ ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 16,041,674 issued and outstanding as of April 1, 2013.

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

As used in this annual report, the terms “we”, “us”, “our”, the “Company” and “Maverick” means Maverick Minerals Corporation and our subsidiary, Eskota Energy Corporation, unless otherwise indicated.

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

Maverick incorporated a wholly-owned subsidiary, Eskota Energy Corporation, Inc. (“Eskota”) a Texas company, in August, 2005. Eskota entered into an Assignment Agreement with Veneto Exploration LLC of Plano, Texas (“Veneto”) on August 18, 2005 pursuant to which we acquired certain petroleum and natural gas rights and leases, known as the S. Neill Unitized lease (the “Eskota Leases”) comprising a 75%+/- NRI and 100% working interest in approximately 6,000 acres in central Texas approximately 9 miles east of the town of Sweetwater, in exchange for a $1,400,000 note payable. An additional $375,000 cash was paid by the Company for the acquisition of the Eskota Leases.

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

The farm-out agreement allowed us 120 days to complete the Lankford Trust #1 well and 180 days thereafter to commence drilling a new well. Given the results of the Initial Test Well, we made the decision not to commence drilling of a new well. Consequently, the Farm-Out Agreement lapsed. We still hold title to certain unproved oil and gas leases located adjacent to and inside the areas covered by our former Farm-Out Agreement.

On June 8, 2012, we entered into an Option and Joint Venture Exploration Agreement (the “Agreement”) with Energold Minerals Inc. (“Energold”). Energold holds a 100% undivided right, title and interest in a group of mining claims situated near Thunder Bay, Ontario, Canada known as the Jarvis Island Property (the “Jarvis Property”). The Jarvis Property is situated about 35 miles south of Thunder Bay and about 5 km from the shore of Lake Superior near to the U.S. border (Minnesota). The property consists of 13.355 hectares and is believed to have mineral potential for the production of barite. Pursuant to the terms of the Agreement, Energold granted Maverick the right, in the form of two options, to acquire an aggregate 51% working interest in the Jarvis Property subject to certain conditions, including the issuance of up to 400,000 shares of its common stock and incurring $400,000 in exploration expenditures on or before June 8, 2017.

Recent Corporate Developments

Since the commencement of our fourth quarter ended December 31, 2012, we experienced the following significant corporate developments:

On October 29, 2012, we issued 3,039,057 common shares of the Company to Energold in full extinguishment of a convertible debenture in the amount of $303,906 (CDN$301,871) at a conversion price of $0.10 per share. The debenture was accruing interest at 8% per annum.

Management is reviewing further mineral resource opportunities in Ontario and Quebec in Canada and is in a due diligence period on three specific properties. The dominant targets on these minerals properties are silver lead and zinc and all have extensive historical workings.

We are currently an exploration stage company engaged in the acquisition, exploration, and development of prospective oil and gas and mineral properties.

Jarvis Island Option and Joint Venture Exploration Agreement

Maverick entered into an Option and Joint Venture Exploration Agreement dated June 8, 2012 with Energold Minerals Inc. (“Energold”). Energold holds a 100% undivided right, title and interest in a group of mining claims situated in Thunder Bay, Ontario, Canada known as the Jarvis Island Property (the “Jarvis Property”). The Jarvis Property is situated about 35 miles south of Thunder Bay about 5 km from the shore of Lake Superior near to the U.S. border (Minnesota). The property consists of 13.355 hectares and is believed to have mineral potential for the production of barite.

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

Pursuant to the terms of the Agreement both options will terminate and Maverick will have no further interest in the Jarvis Property if it does not exercise the first option by September 15, 2014. If Maverick exercises the first option but does not exercise the second option as contemplated in the Agreement then Maverick’s interest in the Jarvis Property will be limited to the 30% undivided interest and any other interests of Maverick provided for under the Agreement. Each party agreed to indemnify the other against any environmental liabilities in connection with any operating activities on the Jarvis Property. There is no assurance that Maverick will exercise the option as planned or at all.

Competition

We are an exploration stage company engaged in the acquisition of prospective mineral and oil and gas properties. We compete with other natural resource exploration companies for financing and for the acquisition of new mineral properties. Many of the natural resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

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

We also compete with other junior and senior natural resource exploration companies for available resources, including, but not limited to, professional geologists, camp staff, helicopters or float planes, mineral exploration supplies and drill rigs.

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

The Likelihood of Continued Losses from Operations and Ability To Continue As A Going Concern.

The Company has had no revenue from operations and has incurred cumulative losses from inception through December 31, 2012 of $14,743,525. Losses are expected to continue until such time as the Company can economically produce and sell materials from the Jarvis Island Property and/or otherwise commence planned principal operations. Continued losses will require that the Company raise additional funds by equity or debt financing, failing which the Company will not be able to continue operations. Management cannot provide assurances that this will occur.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our consolidated financial statements for the year ended December 31, 2012. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had negative working capital of $405,319 as of December 31, 2012. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to implement our plan of operation. Obtaining additional financing is subject to a number of factors, including market commodities prices, investor acceptance of our interest pursuant to the Jarvis Island Property Agreement, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

Location

The property is described as Jarvis Island, Municipality of Neebing, (Property Identifier 58-01-040-007-31100-0000) in the District of Thunder Bay, in the Province of Ontario, Land Titles Division, Thunder Bay. The property is described as being in the District of Thunder Bay, in the Province of Ontario and being more particularly described as Jarvis Island, lying in front of, and being part of, the location known as Jarvis Location, patented on September 9, 1856. Therefore Jarvis Island is part of Jarvis Location. The Jarvis Property is situated about 35 miles south of Thunder Bay about 5 km from the shore of Lake Superior near to the U.S. border (Minnesota). The Jarvis Property is described as having 13.355 hectares or 33 acres and is described as being of rocky terrain.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets. There are no proceedings in which any of Maverick's directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company's interest.

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

The high and low closing bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
December 31, 2012	$0.18	$0.10
September 30, 2012	$0.25	$0.18
June 30, 2012	$0.25	$0.25
March 31, 2012	$0.30	$0.20
December 31, 2011	$0.35	$0.29
September 30, 2011	$0.35	$0.35
June 30, 2011	$0.36	$0.35
March 31, 2011	$2.00	$0.36

Pacific Stock Transfer Company, of 4045 South Spencer Street, Suite 403 Las Vegas, NV 89119 (telephone: 702.361.3033; facsimile 702.433.1979) is the registrar and transfer agent for our shares of common stock.

Holders of our Common Stock

As of April 1, 2013, we have 150 registered stockholders and 16,041,674 shares issued and outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

In July, 2012 pursuant to the terms of the Option and Joint Venture Exploration Agreement dated June 8, 2012 with Energold, Maverick issued 100,000 shares of its common stock to Energold. The shares were issued pursuant to Regulation S of the Securities Act of 1933.

On August 7, 2012, Maverick entered into a debt settlement and subscription agreement with The Art Brokerage, Inc. pursuant to which the Company has issued 650,000 shares of common stock of the Company in full settlement of a secured loan by The Art Brokerage, Inc. to the Company of $2,633,799 (which was in default) including accrued interest to July 31, 2012. In addition, The Art Brokerage, Inc. agreed to settle two unsecured loans to the Company in the total amount of $675,856 including accrued interest to July 31, 2012 for no consideration.

On August 7, 2012, the Company entered into a debt settlement and subscription agreement with Senergy Partners LLC pursuant to which the Company has issued 100,000 shares of common stock of the Company in full settlement of an unsecured loan by Senergy Partners LLC to the Company totaling $434,436 (which was in default) including accrued interest to July 31, 2012. The shares were issued in reliance on Rule 506 and/or Section 4(2) of the Securities Act of 1933.

On October 29, 2012, Maverick issued 3,039,057 shares of its common stock to one investor upon the conversion of a convertible debenture at a conversion price of $0.10 per share. The debenture was in the principal amount of $302,052 (CDN$300,000) plus accrued interest of $1,854 (CDN$1,841). The shares were issued in an offshore transaction relying on Rule 506 and/or Section 4(2) of the Securities Act of 1933.

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

On June 1, 2009, our board of directors adopted our 2009 Stock Option Plan. The purpose of our 2009 stock option plan is to retain the services of valued key officers and consultants of our company. Under the plan, the plan administrator is authorized to grant stock options to acquire up to a total of up to 7,500,000 shares of our common stock. On July 31, 2009 we filed a consent solicitation on Schedule 14A to seek stockholder approval of our 2009 Stock Option Plan. On August 3, 2009 we received majority stockholder consent approving our 2009 stock option plan. In August, 2009 we granted an aggregate of 145,000 options to acquire shares of our common stock at an exercise price of $0.40 per share to certain of our officers and consultants under the 2009 option plan. In September, 2010 we granted an aggregate of 1,100,000 options to acquire shares of our common stock at an exercise price of $1.05 per share exercisable until August 20, 2015 to certain of our directors and officers under the 2009 option plan. On January 13, 2011 we granted options to acquire an aggregate of 50,000 shares of our common stock at an exercise price of $1.50 per share exercisable until January 13, 2013 to two consultants under the 2009 option plan. The options granted in August, 2009 expired unexercised during the year ended December 31, 2012 and are no longer outstanding as of the date of this report.

The following table provides a summary of the number of stock options granted under the 2009 Plan, the weighted average exercise price and the number of stock options remaining available for issuance under the Company’s option plans as at December 31, 2011:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans approved by security holders	1,150,000	$1.07	6,350,000

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2012.

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

Plan of Operation

The Company has entered into a joint venture agreement for the development of Jarvis Island, a 33 acre island in western Lake Superior off the coast from Thunder Bay, Ontario with a history of exploration for Barite. Barite or barium sulphate is a stabilizing agent used in the drilling of oil and gas wells. A site visit to the island is planned as soon as practicable in the second quarter of 2013 to assess and plan preliminary geological work.

Management is reviewing further mineral resource opportunities in Ontario and Quebec in Canada and is in a due diligence period on three specific properties. The dominant targets on these minerals properties are silver lead and zinc and all have extensive historical workings. Management will review these opportunities diligently however no guarantee can be given that any transaction as outlined herein will occur in the time frame covered by this plan of operation.

The company retains a few small oil and gas leases in south central Texas. Management has no plans to invest further resources in oil and gas exploration in Texas on its own properties but will continue to assess possible projects in oil and gas in an effort to leverage the experience it has gained over the past several years in both drilling and production.

Our estimated expenses over the next twelve months are as follows:

Cash Requirements during the Next Twelve Months

Expense	($)
Cost to meet Joint Venture Requirements	100,000
Consulting Expenses	20,000
Professional Fees	70,000
General and Administrative expenses	160,000
Total	350,000

The Company has entered in to a loan agreement with Bear Lair LLC, a Nevada Corporation, to reflect advances made to the Company during fiscal 2011 and 2012. The loan is currently due on demand, and bears no interest rate or specific terms of repayment.

To date we have funded our operations primarily with loans from shareholders. In addition to funding our general, administrative and corporate expenses we are obligated to address certain current liabilities. We will need to raise additional funds to meet these current liabilities. To raise these funds we may be required to increase shareholder loans, incur new borrowings or issue new equity which may be dilutive to existing shareholders. We currently have no agreements in place to raise funds for current liabilities and no guarantee can be given that we will be able to raise funds for this purpose on terms acceptable to our company. Failure to raise funds for general, administrative and corporate expenses and current liabilities could result in a severe curtailment of our operations.

RESULTS OF OPERATIONS

Our operating results for the years ended December 31, 2012 and 2011 are summarized as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Percentage Increase/(Decrease)
Revenue	-	-	N/A
Expenses	$315,764	$1,318,353	(76.0)%
Other Expenses	$2,381,898	$191,236	1145.5%
Net Loss	$(2,697,662)	$(1,509,589)	78.7%

Revenues

We have had no operating revenues for the years ended December 31, 2012 and 2011. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative

The major components of our general and administrative expenses for the year are outlined in the table below:

	Year Ended December 31,
			Percentage
			Increase /
	2012	2011	(Decrease)
Audit Fees	$65,291	$119,060	(45.2)%
Accounting, legal, engineering & consulting, investor relations	20,442	41,229	(50.4)%
Management fees and stock based compensation	180,000	273,250	(34.1)%
Office	1,306	2,985	(56.2)%
Rent	2,272	-	N/A
Transfer agent fees	14,133	7,095	99.2%
Writedown on oil and gas leases	12,981	830,274	(98.4)%
Travel	19,339	44,460	(56.5)%
Total Expenses	$315,764	$1,318,353	(76.0)%

The $1,002,589 decrease in our general and administrative expenses for the year ended December 31, 2012 was primarily due to:

(a)

The decreased write down of capitalized expenditures from oil and gas exploration of $817,293. During 2011, the Farm Out Agreement lapsed and the Company wrote off capitalized exploration costs associated with the area covered under the Farm Out Agreement. During 2012, the Company wrote off only incidental staking costs of $12,981 associated with oil and gas leases located adjacent to the area covered under the Farm Out Agreement.

(b)

Decreased management fees and stock based compensation of $93,250. During 2011 there was stock based compensation expense due to the grant of 50,000 stock options. Using the Black-Scholes option pricing model, these options were deemed to have a fair value of $93,250. During 2012, no stock options were granted.

Other Income/Expenses

During 2012 the Company incurred $117,934 in interest expenses compared to $188,133 in 2011. Interest expense decreased as a result of the Company’s settlement of interest bearing loans outstanding in the principal amount of $3,297,750 in August, 2012.

During 2012, the Company recorded financing fees of $2,269,106 related to (i) shares contributed by a related party of the Company as part of an condition of a loan agreement entered into by the Company, resulting in financing fees recorded of $1,790,000 and (ii) the issuance of a convertible debenture by the Company that was required to be accounted for as a derivative liability at fair value, resulting in financing fees recorded of $479,106. No such comparable transactions occurred during fiscal 2011.

The Company realized a foreign exchange gain of $3,168 in 2012 compared to a loss of $2,603 in 2011 as a result of the strengthening of the US Dollar compared to the Canadian dollar from 2011 to 2012.

Working Capital

	Year Ended December 31, 2012	Year Ended December 31, 2011
Current Assets	$ 17,553	$ 87
Current Liabilities	422,872	4,079,680
Working Capital Deficit	$ (405,319)	$ (4,079,593)

Cash Flows

	Year Ended December 31, 2012	Year Ended December 31, 2011
Cash used in Operating Activities	$ (288,894)	$ (337,643)
Cash provided by Investing Activities	-	120,213
Cash provided by Financing Activities	306,360	152,750
Net Increase (Decrease) in Cash	$ 17,466	$ (64,680)

We had a cash balance of $17,553 and negative working capital of $405,319 as of December 31, 2012 compared to a cash of $87 and negative working capital of $4,079,593 at December 31, 2011. We anticipate that we will incur approximately $250,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months and we will require $100,000 for costs associated with our plan of operations over the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full plan of operations.

Cash used in operating activities for the year ended December 31, 2012 was $288,894 as compared to cash used in operating activities for the same period in 2011 of $337,643. Cash used in operating activities decreased during the year as a result of decreases in audit fees and travel costs during the year and as a result of the settlement of vendor and creditor obligations. Cash provided by investing activities for the year ended December 31, 2012 was $Nil as compared to cash used in investing activities for the same period in 2011 of $120,213. The decrease in cash provided by investing activities was primarily due to refunds received from the oil and gas operator after plugging and abandoning the Initial Test Well and the sale of excess tubing and casing leftover from drilling activities in 2010 and 2011. Cash provided by financing activities for the year ended December 31, 2012 was $306,360 compared to cash provided by financing activities for the same period in 2011 of $152,750. The increase in cash provided by financing activities was as a result of increased proceeds received from loans payable in the current year.

Loans Payable

The Company has the following loans outstanding as of December 31, 2012:

The Company has the following loans payable:
	2012	2011
Art Brokerage – Current(a)	$-	$89,993
Art Brokerage – Current(b)	-	540,000
Art Brokerage – Term Loan(d)	-	2,400,000
Ms. Nancy A.Vevoda(a)	25,000	25,000
Mr. Alonzo B. Leavell(a)	20,000	20,000
Bear Lair LLC(e)	82,500	77,500
Senergy Partners LLC (c)	-	357,750
	$127,500	$3,510,243

(a)	These amounts are unsecured; bear no interest, and have no specific terms of repayment.

(b)	These amounts are unsecured; bear interest at 5% per annum, and have no specific terms of repayment.

(c)

This credit facility was unsecured, and was bearing interest at 8% per annum, maturing on December 31, 2012. During the year ended December 31, 2012, the Company gave notice to Senergy Partners LLC that this loan had entered into default as a result of the Company’s inability to repay the debt. On August 7, 2012, the Company entered into a debt settlement and subscription agreement with Senergy Partners LLC pursuant to which the Company issued 100,000 common shares of the Company in full settlement of this loan, including accrued interest of $76,686. Senergy was a significant shareholder of the Company at the date of the agreement. The Company recorded the settlement of this loan with a related party as a credit to additional paid-in capital during the year ended December 31, 2012.

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

On May 25, 2011, the Company and the creditor agreed to amend the Loan Agreement to allow the Company to postpone commencement of the monthly principal and interest payments until January 1, 2012, with a balloon payment of $450,000 at maturity. All other terms and conditions with respect to the original Loan Agreement remained unchanged. During the year ended December 31, 2012, the Company did not commence repayment of the loan as required under the Loan Agreement and the loan entered into default. Under the terms of the Loan Agreement, the loan therefore became repayable on demand from the lender.

On August 7, 2012, the Company entered into a debt settlement and subscription agreement with Art Brokerage, Inc., pursuant to which the Company issued 650,000 common shares of the Company in full settlement of this loan, including accrued interest of $233,799. In addition, Art Brokerage agreed to settle two other unsecured loans owing from the Company in the amount of $89,993 and $540,000 plus accrued interest of $45,863 for no consideration. Art Brokerage was owned by a significant shareholder of the Company at the date of the agreement. The Company recorded the settlement of these loan as a credit to additional paid-in capital during the year ended December 31, 2012.

(e)

The Company has entered into a loan agreement with Bear Lair LLC, a Nevada Corporation, to reflect advances made to the Company during fiscal 2011 and 2012. The loan is due on demand and bears no interest rate or specific terms of repayment.

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain the necessary financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2012, we had cash of $17,553 and we estimate that we will require approximately $350,000 for costs associated with our plan of operation and operating expenses over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $422,872. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the December 31, 2012 and 2011 consolidated financial statements which are included with this annual report. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

The continuation of our business is dependent upon us raising additional financing. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Future Financings

As of December 31, 2012, we had cash of $17,553 and we estimate that we will require approximately $350,000 for costs associated with our business operations over the next twelve months. Accordingly we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820)”. This Update improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and they explain how to measure fair value and they do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments in this Update are to be applied prospectively. For public entities, the amendments were effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard during the year ended December 31, 2012 did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income (Topic 220)”. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this Update should be applied retrospectively. For public entities, the amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard during the year ended December 31, 2012 did not have a material impact on the Company’s financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-12, “Comprehensive Income (Topic 220)”. The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011—5 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. For public entities, the amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard during the year ended December 31, 2012 did not have a material impact on the Company’s financial statements.

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

The Company has not recognized any revenue from its oil and gas exploration activities. The Company has performed evaluations of its capitalized expenditures relating to oil and gas exploration during the years ended December 31, 2012 and 2011. As a result of these evaluations, management noted that the estimated future cash flows associated with the oil and gas leases were not sufficient to realize the capitalized expenditures relating to oil and gas exploration at December 31, 2012 and 2011. Consequently, all of the Company’s remaining oil and gas interests have been written down to $Nil as at December 31, 2012.

Derivative Liability

Our convertible debenture included an embedded conversion option which was required to be accounted for as separate derivative liability. This liability, prior to its extinguishment, was required to be measured at its fair value. Any increase or decrease in the fair value was recorded in results of operations as change in fair value of derivative liabilities. In determining the appropriate fair value, we used the binomial pricing model.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements

Maverick Minerals Corporation
(An Exploration Stage Company)

December 31, 2012 and 2011

(Expressed in United States dollars)

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
www.bdo.ca	925 West Georgia Street
Vancouver BC V6C 3L2 Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders,
Maverick Minerals Corporation
(an Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Maverick Minerals Corporation. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ equity (capital deficit) for the years then ended and for the period from April 21, 2003 (date of inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maverick Minerals Corporation Corp. at December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the period from April 21, 2003 (date of inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a working capital deficit of $405,319 at December 31, 2012, had incurred a net loss of $2,697,662 for the year then ended and had an accumulated deficit of $14,743,525. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Canada LLP

Chartered Accountants

Vancouver, Canada

March 27, 2013

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

Maverick Minerals Corporation
(An Exploration Stage Company)

Consolidated Balance Sheets

As at December 31,	(Expressed in United States Dollars)
	2012	2011

Current Assets
Cash	$17,553	$87

Long Term assets
Advances to related party (Note 8)	-	43,826
Oil & Gas leases (Note 3)	-	12,981
Mineral properties (Note 4)	25,000	-
TOTAL ASSETS	$42,553	$56,894

Current Liabilities
Accounts payable and accrued liabilities (Note 8)	$170,583	$204,329
Accrued interest on loans payable (Note 8)	-	248,341
Convertible debt (Note 6)	124,789	116,767
Loans payable (Note 5)	127,500	3,510,243
TOTAL LIABILITIES	422,872	4,079,680

Capital Deficit
Capital Stock (Note 9)
Authorized: 750,000,000 common shares at $0.001 par value
Issued and fully paid 16,041,674 (2011 – 12,152,617) common shares Par value 100,000,000 preferred shares at $0.001 par value	16,042	12,153
Issued and fully paid Nil (2011 - Nil) preferred shares Par value	-	-
Additional paid-in capital	14,346,291	8,010,051
Deficit, accumulated during the exploration stage	(14,743,525)	(12,045,863)
Accumulated other comprehensive income	873	873
TOTALSTOCKHOLDERS EQUITY (CAPITAL DEFICIT)	(380,319)	(4,022,786)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$42,553	$56,894

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in United States Dollars)

			Cumulative From
			Date of Inception
			(April 21, 2003)
	Year Ended December 31,		to December 31
	2012	2011	2012
General and administration expenses
Audit fees	$65,291	$119,060	$574,839
Freight	-	-	7,600
Insurance	-	-	186,297
Accounting, legal, engineering & consulting,
investor relations	20,442	41,229	574,430
Management fees and stock based compensation
(Notes 8 and 10)	180,000	273,250	3,114,839
Office	1,306	2,985	78,363
Rent	2,272	-	2,272
Telephone and utilities	-	-	83,059
Transfer agent fees	14,133	7,095	54,748
Travel	19,339	44,460	316,630
Wages and benefits	-	-	86,588
Write down on oil and gas leases (Note 3)	12,981	830,274	3,748,664
Gain on disposal of assets	-	-	(795,231)
Loss from operations	(315,764)	(1,318,353)	(8,033,098)
Other income (expenses)
Interest expense	(117,934)	(188,133)	(440,182)
Loss on settlement of loan payable	-	(500)	(3,458,690)
Financing fees (Notes 6 and 8)	(2,269,106)	-	(2,269,106)
Change in fair value of derivative liability (Note 7)	1,974	-	1,974
Gain (loss) on foreign exchange	3,168	(2,603)	(12,954)
Gain on write-off of payables	-	-	618,231
	(2,381,898)	(191,236)	(5,560,727)
Loss from continuing operations	(2,697,662)	(1,509,589)	(13,593,825)

Loss from discontinued operations	-	-	(1,149,700)
Net Loss	(2,697,662)	(1,509,589)	(14,743,525)
Other comprehensive income
Foreign currency translation adjustments	-	-	873
Comprehensive loss	$(2,697,662)	$(1,509,589)	$(14,742,652)

Loss per share - basic and diluted	($0.21)	($0.13)
Weighted average shares outstanding – basic and diluted	12,996,024	11,758,672

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

			Cumulative From
			Date of Inception
			(April 21, 2003)
	Year Ended December 31,		to December 31
	2012	2011	2012
Operating Activities
Loss for the period	$(2,697,662)	$(1,509,589)	$(14,743,525)
Items not involving cash:
Impairment of investment in oil and gas leases	12,981	830,274	4,168,623
Gain on disposal of assets	-	-	(933,995)
Gain on liabilities write-off	-	-	(618,231)
Stock based compensation	-	93,250	1,925,380
Depreciation	-	-	277,578
Shares issued for services	-	-	105,000
Interest accrued on convertible debt	9,876	8,000	26,643
Unrealized foreign exchange	692	-	692
Loss on settlement of loan payable	-	500	3,458,690
Financing expense	2,269,106	-	2,269,106
Change in fair value of derivative liability	(1,974)	-	(1,974)
Changes in non-cash working capital items:
Advances to related party	43,826	(212)	-
Accrued interest	108,007	180,132	352,554
Accounts payable	(33,746)	60,002	1,742,382
Cash used in operating activities	(288,894)	(337,643)	(1,971,077)

Investing Activities
Investment in oil and gas leases	-	(12,525)	(2,428,296)
Proceeds from the sale of working interests	-	-	650,000
Prepaids and deposits on oil and gas leases	-	-	(2,000,565)
Refund on oil and gas leases	-	75,000	75,000
Proceeds from sale of oil and gas supplies	-	57,738	57,738
Purchase of property and equipment	-	-	(311,367)
Cash provided by (used in) investing activities	-	120,213	(3,957,490)

Financing Activities
Proceeds on shares to be issued	-	-	303,850
Debt settlement	-	-	35,625
Repayments of loans payable	-	-	(70,000)
Proceeds from loans payable and convertible debt
issuances	306,360	152,750	5,675,772
Cash provided by financing activities	306,360	152,750	5,945,247

Increase in cash during the period	17,466	(64,680)	16,680
Effect of cumulative currency translation	-	-	873
Cash, beginning of the period	87	64,767	-
Cash, end of the period	$17,553	$87	$17,553

Maverick Minerals Corporation
(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

			Cumulative From
			Date of Inception
			(April 21, 2003)
	Year Ended December 31,		to December 31
	2012	2011	2012
Supplemental Cash Flow information:
Interest paid	$-	$-	$35,000
Income taxes paid	-	-	-
Non-cash investing and financing activities:
Impairment in oil and gas leases	-	-	419,959
Investment in oil and gas leases in exchange for notes payable to Veneto	-	-	1,455,000
Shares issued for acquisition of mineral property interests	25,000	-	25,000
Transfer of leases in settlement of notes payable	-	-	1,455,000
Assignment of accounts payable from transfer of leases	-	-	193,764
Settlement of loan payable	-	50,000	1,481,469
Forgiveness of related party balances payable	-	-	1,027,791
Forgiveness of loan payable	-	-	311,400
Shares issued for property services	-	-	210,000
Exchange of accounts payable for convertible debt	-	-	100,000
Shares issued for data purchase	-	-	367,500
Shares issued on conversion of debt	781,038	-	818,451
Financing fee contributed by a principal stockholder	1,790,000	-	1,790,000
Shares issued for settlement of loans payable	3,744,091	-	3,744,091
Asset retirement obligations	$-	$(50,000)	$-

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)

Statement of Changes in Stockholders’ Equity (Capital Deficit)

For the period from Date of Inception on April 21, 2003 to December 31, 2012	(Expressed in United States Dollars)

				Shares to be		Accumulated
	Number of	Par Value	Additional	Issued		Other
	Common	@$0.001 Per	Paid-in	(Subscriptions	Accumulated	Comprehensive Total	Capital
	Shares	Share	Capital	Receivable)	Deficit	Loss	Deficit
Balance, April 21, 2003	10	$-	$-	$-	$-	$-	$-
Adjustment for the issuance of common stock on recapitalization	3,758,040	3,758	(3,758)	-	-	-	-
	3,758,050	3,758	(3,758)	-	-	-	-
Adjustment to capital deficit of the Company at the recapitalization date	417,603	418	(945,307)	-	-	-	(944,889)
	4,175,653	4,176	(949,065)	-	-	-	(944,889)
Shares issued for management services (Note 9)	150,000	150	104,850	-	-	-	105,000
Currency translation adjustment	-	-	-	-	-	873	873
Net loss for the period	-	-	-	-	(626,985)	-	(626,985)
Balance, December 31, 2003	4,325,653	4,326	(844,215)	-	(626,985)	873	(1,466,001)
Shares issued for cash (Note 9)	1,000,000	1,000	24,000	-	-	-	25,000
Shares subscribed but unissued	-	27,500	-	-	-	-	27,500
Forgiveness of related party balances payable	-	-	1,027,791	-	-	-	1,027,791
Net income for the year	-	-	-	-	71,698	-	71,698
Balance, December 31, 2004	5,325,653	32,826	207,576	-	(555,287)	873	(314,012)
Shares subscribed but unissued	-	(27,500)	-	-	-	-	(27,500)
Shares issued for cash (Note 9)	2,750,000	2,750	24,750	-	-	-	27,500
Cancellation of shares (Note 9)	(5,437,932)	(5,438)	5,438	-	-	-	-
Compensation expense on share cancellation (Note 9)	-	-	44,720	-	-	-	44,720
Shares issued for loan payable settlement (Note 9)	89,500	90	125,211	-	-	-	125,300
Shares issued for cash (Note 9)	7,500	8	743	-	-	-	750
Stock based compensation	-	-	140,438	-	-	-	140,438
Net loss for the year	-	-	-	-	(1,036,098)	-	(1,036,098)
Balance, December 31, 2005	2,734,721	$2,735	$548,875	$-	$(1,591,385)	$873	$(1,038,902)

Maverick Minerals Corporation
(An Exploration Stage Company)

Statement of Changes in Stockholders’ Equity (Capital Deficit)

For the period from Date of Inception on April 21, 2003 to December 31, 2012	(Expressed in United States Dollars)

				Shares to be		Accumulated
	Number of	Par Value	Additional	Issued		Other
	Common	@$0.001 Per	Paid-in	(Subscriptions	Accumulated	Comprehensive	Total Capital
	Shares	Share	Capital	Receivable)	Deficit	Loss	Deficit
Balance, December 31, 2005	2,734,721	$2,735	$548,875	$-	$(1,591,385)	$873	$(1,038,902)
Shares issued for cash (Note 9)	6,000	6	594	(600)	-	-	-
Stock based compensation	-	-	11,401	-	-	-	11,401
Net loss for the year	-	-	-	-	(128,774)	-	(128,774)
Balance, December 31, 2006	2,740,721	2,741	560,870	(600)	(1,720,159)	873	(1,156,275)
Net loss for the year	-	-	-	-	(192,410)	-	(192,410)
Balance, December 31, 2007	2,740,721	2,741	560,870	(600)	(1,912,569)	873	(1,348,685)
Share subscriptions paid (Note 9)	-	-	-	600	-	-	600
Net income for the year	-	-	-	-	109,951	-	109,951
Balance, December 31, 2008	2,740,721	2,741	560,870	-	(1,802,618)	873	(1,238,134)
Cancellation of shares (Note 9)	-2,000,000	-2,000	2,000	-	-	-	-
Shares issued for loan payable settlement (Note 9)	8,950,000	8,950	3,571,050	-	-	-	3,580,000
Shares issued for loan payable settlement (Note 9)	436,000	436	217,564	-	-	-	218,000
Shares issued for consulting services (Note 9)	350,000	350	209,650	-	-	-	210,000
Stock based compensation	-	-	43,321	-	-	-	43,321
Net loss for the year	-	-	-	-	(3,433,469)	-	(3,433,469)
Balance, December 31, 2009	10,476,721	$10,477	$4,604,455	$-	$(5,236,087)	$873	$(620,282)

Maverick Minerals Corporation
(An Exploration Stage Company)

Statement of Changes in Stockholders’ Equity (Capital Deficit)

For the period from Date of Inception on April 21, 2003 to December 31, 2012	(Expressed in United States Dollars)

				Shares to be		Accumulated
	Number of	Par Value	Additional	Issued		Other
	Common	@$0.001 Per	Paid-in	(Subscriptions	Accumulated	Comprehensive	Total Capital
	Shares	Share	Capital	Receivable)	Deficit	Loss	Deficit
Balance, December 31, 2009	10,476,721	$10,477	$4,604,455	$-	$(5,236,087)	$873	$(620,282)
Shares issued upon conversion of debt (Note 9)	49,925	50	37,363	-	-	-	37,413
Shares issued for loan payable settlement (Note 9)	725,971	726	1,015,633	-	-	-	1,016,359
Shares issued for data purchase (Note 9)	350,000	350	367,150	-	-	-	367,500
Stock based compensation	-	-	1,592,250	-	-	-	1,592,250
Shares to be issued (Note 9)	-	-	-	250,000	-	-	250,000
Net loss for the year	-	-	-	-	(5,300,187)	-	(5,300,187)
Balance, December 31, 2010	11,602,617	11,603	7,616,851	250,000	(10,536,274)	873	(2,656,947)
Shares issued for cash (Note 9)	500,000	500	249,500	(250,000)	-	-	-
Shares issued for loan payable settlement (Note 9)	50,000	50	50,450	-	-	-	50,500
Stock based compensation (Note 10)	-	-	93,250	-	-	-	93,250
Net loss for year	-	-	-	-	(1,509,589)	-	(1,509,589)
Balance, December 31, 2011	12,152,617	12,153	8,010,051	-	(12,045,863)	873	(4,022,786)
Shares issued for acquisition of mineral property interest (Note 4)	100,000	100	24,900	-	-	-	25,000
Shares issued for settlement of loans payable (Note 5)	750,000	750	3,743,341	-	-	-	3,744,091
Financing fee contributed by a principal stockholder (Note 8)	-	-	1,790,000	-	-	-	1,790,000
Shares issued upon conversion of debt (Note 6)	3,039,057	3,039	777,999	-	-	-	781,038
Net loss for year	-	-	-	-	(2,697,662)	-	(2,697,662)
Balance, December 31, 2012	16,041,674	$16,042	$14,346,291	$-	$(14,743,525)	$873	$(380,319)

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012
(Expressed in United States Dollars)

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

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2012, the Company has negative working capital of $405,319, incurred a net loss of $2,697,662 for the year then ended and has an accumulated deficit of $14,743,525. The continuation of the Company is dependent upon obtaining a successful exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $350,000 to cover general and administrative expenses over the twelve months ending December 31, 2013 to continue operations. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $422,872. The Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to pursue explorations activities, and for other working capital purposes.

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
December 31, 2012
(Expressed in United States Dollars)

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

The Company’s functional currency is the United States dollar. Transactions undertaken in currencies other than the functional currency are translated using the exchange rate in effect on the transaction date. At the end of the period, monetary assets and liabilities are translated to the respective functional currency balances using the exchange rate in effect at the period end date. Transaction gains and losses are included in the Consolidated Statements of Operations.

(d)	Financial Instruments

The fair value of the Company’s financial instruments, which consist of cash, advances to related parties, accounts payable and accrued liabilities, and loans payable approximate their carrying values due to their short term or demand nature. The fair value of convertible debt approximates the book value as noted below. The fair value for loans payable approximates book value using current rates of interest.

The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

Level 1 –	quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2 –	observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and
Level 3 –	assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the asset or liability.

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012
(Expressed in United States Dollars)

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

(d)	Financial Instruments - continued

The Company’s convertible debt and loans payable are based on Level 2 inputs in the fair value hierarchy. The Company determined that the fair value of the convertible debt and loans payable outstanding at December 31, 2012 were equal to its book value based on their demand nature, current borrowing rates and the conversion price on the convertible debt.

The Company’s Level 3 liability consisted of the derivative liability being the embedded conversion feature in the Company’s convertible debenture issued during the year. This Level 3 liability had no active market and was required to be measured at its fair value at each reporting period based on information that is unobservable.

(e)	Mineral Properties

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

(f)	Impairment of Long-Lived Assets

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012
(Expressed in United States Dollars)

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

(g)	Stock-Based Compensation

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

The Company accounts for the granting of share purchase options to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant. The fair value of all share purchase options is expensed over their vesting period with a corresponding increase to additional paid in capital.

The Company uses the Black-Scholes option valuation model to calculate the fair value of share purchase options at the date of the grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimates.

(h)	Earnings per Share

Earnings per share (EPS) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average of all potentially dilutive shares of common stock that were outstanding during the periods presented.

The treasury stock method is used in calculating diluted EPS for potentially dilutive stock options, which assumes that any proceeds received from the exercise of in-the-money stock options, would be used to purchase common shares at the average market price for the period.

EPS for convertible debt is calculated under the “if-converted” method. Under the if converted method, EPS is calculated as the more dilutive of EPS (i) including all interest (both cash interest and non-cash discount amortization) and excluding all shares underlying the Notes or; (ii) excluding all interest (both cash interest and non-cash discount amortization) and including all shares underlying the convertible debt. For the years ended December 31, 2012 and 2011, diluted EPS was calculated by including interest expense related to the convertible debt and excluding the shares underlying the convertible debt.

For the year ended December 31, 2012, options to purchase 1,150,000 (2011 –1,295,000) shares of common stock and, have been excluded from the calculations of diluted earnings (loss) per share, as their effect was anti-dilutive.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012
(Expressed in United States Dollars)

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

(i)	Oil and Gas Leases

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

The Company has performed evaluations of its capitalized expenditures for oil and gas exploration during the years ended December 31, 2012 and 2011. As a result of these evaluations, management noted that estimated future cash flows associated with the property were not sufficient to realize the capitalized costs relating to the capitalized expenditures for oil and gas exploration at December 31, 2012. Consequently, all of the Company’s remaining oil and gas interests have been written down to $Nil as at December 31, 2012.

Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost centre.

(j)	Comprehensive Income

ASC 220, "Comprehensive Income", establishes standards for reporting and presentation of comprehensive income (loss). This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012
(Expressed in United States Dollars)

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

(k)	Income Taxes

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

(l)	Asset Retirement Obligations

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012
(Expressed in United States Dollars)

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

(m)	New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820)”. This Update improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and they explain how to measure fair value and they do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments in this Update are to be applied prospectively. For public entities, the amendments were effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard during the year ended December 31, 2012 did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income (Topic 220)”. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this Update should be applied retrospectively. For public entities, the amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard during the year ended December 31, 2012 did not have a material impact on the Company’s financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-12, “Comprehensive Income (Topic 220)”. The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011—5 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. For public entities, the amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard during the year ended December 31, 2012 did not have a material impact on the Company’s financial statements.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012
(Expressed in United States Dollars)

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

During the year ended December 31, 2011, the Farmout Agreement lapsed as the Company did not complete drilling of a substitute exploration well within the required period in accordance with the Farmout Agreement. As a result, it was determined that the remaining property costs relating to the areas covered by the Farmout Agreement of $955,274 were impaired and the Company recorded a write-down of oil and gas leases of $955,274 on the statement of operations during the year ended December 31, 2011. This amount was offset by a recovery of oil and gas leases of $75,000 in respect of a refund of deposit paid to the Operator and a reduction of an asset retirement obligation of $50,000.

During the year ended December 31, 2012, $12,981 in unevaluated property costs relating to the acquisition costs of unproved oil and gas leases located adjacent to the areas covered by the Farmout Agreement were written off as the Company determined that the carrying cost of these leases was not recoverable.

Net carrying costs as at December 31, 2012 and 2011:

	2012	2011
Deposit on oil and gas leases	$350,000	$350,000
Drilling and exploration	1,179,296	1,179,296
Consulting costs	235,113	235,113
Legal costs	17,116	17,116
Geological services	381,812	381,812
Geological data	367,500	367,500
Asset retirement obligation	50,000	50,000
Incidental revenue	(707,738)	(707,738)
	1,873,099	1,873,099
Write down of oil and gas leases	(1,873,099)	(1,860,118)
Interest in oil and gas leases	$-	$12,981

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012
(Expressed in United States Dollars)

Note 4	MINERAL PROPERTY

	2012	2011
Jarvis Island Property
Acquisition costs, common shares	$25,000	$-
Mineral property interests	$25,000	$-

Jarvis Island Property, Ontario, Canada

The Company entered into an Option and Joint Venture Exploration Agreement dated June 8, 2012, with Energold Minerals Inc. (“Energold”), a Canadian company, under which the Company may earn up to an undivided 51% interest in the Jarvis Island Property, comprising a group of mining claims situated in the Thunder Bay District of Ontario, Canada (the “Property”) and thereafter establish a joint venture with Energold for the joint exploration, development and production of minerals from the Property.

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012
(Expressed in United States Dollars)

Note 5	LOANS PAYABLE

The Company has the following loans payable:

	2012	2011
Art Brokerage - Current (a)	$-	$89,993
Art Brokerage - Current (b)	-	540,000
Art Brokerage - Term Loan (d)	-	2,400,000
Mr. Alonzo B. Leavell (a)	20,000	20,000
Ms. Nancy A. Vevoda (a)	25,000	25,000
Bear Lair LLC (e)	82,500	77,500
Senergy Partners LLC (c)	-	357,750
	$127,500	$3,510,243

(a)	These amounts are unsecured; bear no interest, with no specific terms of repayment.

(b)	These amounts are unsecured; bear interest at 5% per annum, with no specific terms of repayment.

(c)

This credit facility was unsecured, and was bearing interest at 8% per annum, maturing on December 31, 2012. During the year ended December 31, 2012, the Company gave notice to Senergy Partners LLC (“Senergy”) that this loan had entered into default as a result of the Company’s inability to repay the debt. On August 7, 2012, the Company entered into a debt settlement and subscription agreement with Senergy pursuant to which the Company issued 100,000 common shares of the Company having a fair value of $20,000 in full settlement of this loan, including accrued interest of $76,686. Senergy was a significant shareholder of the Company at the date of the agreement and thus the Company recorded the settlement balance of $434,436 as a credit to additional paid-in capital during the year ended December 31, 2012.

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

On May 25, 2011, the Company and the creditor agreed to amend the Loan Agreement to allow the Company to postpone commencement of the monthly principal and interest payments until January 1, 2012, with a balloon payment of $450,000 at maturity. All other terms and conditions with respect to the original Loan Agreement remained unchanged. During the year ended December 31, 2012, the Company did not commence repayment of the loan as required under the Loan Agreement and the loan entered into default. Under the terms of the Loan Agreement, the loan therefore became repayable on demand from the lender.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012
(Expressed in United States Dollars)

Note 5	LOANS PAYABLE – continued

On August 7, 2012, the Company entered into a debt settlement and subscription agreement with Art Brokerage, Inc., pursuant to which the Company issued 650,000 common shares of the Company having a fair value of $130,000 in full settlement of this loan, plus accrued interest of $233,799. In addition, Art Brokerage agreed to settle two other unsecured loans owing from the Company in the amount of $89,993 and $540,000 plus accrued interest of $45,863 for no consideration. Art Brokerage was owned by a significant shareholder of the Company at the date of the agreement and thus the Company recorded the settlement balance of $3,309,655 as a credit to additional paid in capital during the year ended December 31, 2012.

(e)

The Company has entered into a loan agreement with Bear Lair LLC, a Nevada Corporation, to reflect advances made to the Company during fiscal 2011 and 2012. The loan is due on demand and bears no interest or specific repayment terms.

Note 6	CONVERTIBLE DEBT

i)

On November 26, 2009, the Company issued a convertible note in the amount of $100,000 to a related party to settle an outstanding payable of $100,000. This convertible note is due on demand, and bears interest at 8% per annum. The debt, along with accrued interest at December 31, 2012 of $24,789 (2011: $16,767), is convertible into common shares at a conversion rate of $0.30 per share. (Note 8).

ii)

The Company received $72,440 (Cdn$72,600) and $77,400 pursuant to promissory notes dated May 15, 2012 and May 29, 2012, respectively, with Energold. These notes were unsecured, non-interest bearing and were due on November 4, 2012. On September 28, 2012, these notes, along with an additional advance from Energold in the amount of Cdn$150,000 were exchanged for an unsecured convertible debenture in the amount of $304,926 (Cdn$300,000). The debenture was bearing interest at 8% per annum with a maturity date of December 31, 2012. The debenture, along with accrued interest therein, was convertible at any time at the option of the holder into common shares of the Company at a conversion rate of $0.10 per share.

Pursuant to the guidance of ASC 815-40 Derivatives and Hedging – Contracts in Entity’s Own Equity, the Company determined that the embedded conversion feature of the debenture failed to meet the “fixed for fixed” criteria contained in this guidance because the host instrument is denominated in Canadian currency whereas the conversion feature is denominated in US currency. The exchange of instruments did not constitute a debt extinguishment given that substantive conversion features added to debt instruments do not represent debt extinguishments if the conversion feature is bifurcated as a derivative liability. Accordingly, the Company recorded a financing fee in its Statement of operations and comprehensive loss of $479,106 upon the issuance of the convertible debenture by way of recording a separate derivative liability.

On October 29, 2012, pursuant to receiving a notice of conversion, the Company issued 3,039,057 common shares of the Company having a fair value of $781,038 based on their quoted market price to extinguish the convertible debenture in the amount of $303,906 including along with accrued interest thereon of $1,854 and the derivative liability having a fair value of $477,132 at the conversion date (Note 7). No gain or loss was recorded as a result of this debt extinguishment.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012
(Expressed in United States Dollars)

Note 7	DERIVATIVE LIABILITY

The Company had a derivative liability, being the embedded conversion feature in the Company’s convertible debenture (Note 6 (ii)). This embedded conversion feature was being accounted for as a separate liability measured at fair value in accordance with the guidance of ASC 815-40 Derivatives and Hedging – Contracts in Entity’s Own Equity.

Details of the Company’s derivative liability at December 31, 2012 and 2011 are as follows:

	2012	2011
Balance, beginning of the year	$-	$-
Fair value of embedded conversion feature at issuance	479,106	-
Change in fair value of derivative liability	(1,974)	-
Settlement with common shares – Note 6	(477,132)
Balance, end of the year	$-	$-

During the year ended December 31, 2012, the convertible debenture and accrued interest therein was converted into 3,039,057 common shares of the Company pursuant to a notice of conversion received from the debt holder. The Company revalued the derivative liability at the conversion date and determined the fair value to be $477,132.

The fair value of the embedded conversion feature at the date of conversion and at issuance has been determined using the binomial pricing model using the following assumptions:

	At Issuance	At Conversion
Risk-free interest rate	0.10%	0.12%
Expected life	0.26 years	0.18 years
Annualized volatility	86.98%	87.27%
Dividend rate	0.00%	0.00%

Note 8	RELATED PARTY TRANSACTIONS

Effective September 23, 2010, the Company entered into two consulting agreements, one with the President, CEO and CFO (the “President”) and one with the Secretary and Treasurer (the “Secretary”). As consideration for the performance of consulting services under the agreement, the Company agreed to pay the President $10,000 per month and the Secretary $5,000 per month, respectively. Under the agreement the President and the Secretary were also granted stock options to acquire 700,000 and 400,000 shares of common stock, respectively, at an exercise price of $1.05 per share until August 20, 2015 in accordance with the terms of the Company’s 2009 Stock Option Plan. The agreement is for a term of three years. Notwithstanding the three year term, the agreement may be terminated at any time by the Company without notice in the event the President breaches the terms of this agreement.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012
(Expressed in United States Dollars)

Note 8	RELATED PARTY TRANSACTIONS – continued

Management fees of $180,000 were charged to expense in these financial statements for the year ended December 31, 2012 (2011 - $180,000). Included in accounts payable and accrued liabilities at December 31, 2012 is $129,971 (2011 - $34,150) owing to officers of the Company for accrued and unpaid management fees and for expenses incurred on behalf of the Company.

At December 31, 2012 the Company had advanced $Nil (2011 - $43,826) to the Company’s President to pay for future expenses incurred by the individual on behalf of the Company and management fees to be charged to the Company. The advances are non-interest bearing and bear no specific terms of repayment.

During the year ended December 31, 2012, the Company incurred $109,913 (2011 - $180,133) in interest charges on loans payable to companies controlled by a significant shareholder of the Company. Of these amounts $Nil (2011 - $248,341) was payable as at December 31, 2012.

During the year ended December 31, 2012, the Company incurred $8,022 (2011 - $8,000) in interest charges on convertible debt payable to the director and CEO of the Company. Of these amounts $24,789 (2011 - $16,767) has been aggregated with the balance of the convertible debt owed.

During the year ended December 31, 2012, pursuant to a Share Transfer Agreement between Senergy and Energold, Senergy agreed to sell 8,950,000 common shares of the Company for $1,000 to Energold under the condition that Energold agree to advance the Company an unsecured loan of $150,000. As the share transfer was conditional upon Energold making a loan to the Company, the Company recorded the fair value of the shares transferred by Senergy on behalf of the Company as a financing fee with a corresponding credit to additional paid-in capital. The fair value of the shares of $1,790,000 was determined with reference to their quoted market price on the date of issuance.

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012
(Expressed in United States Dollars)

Note 9	SHARE CAPITAL - continued

In June 2005, the Company cancelled 5,437,932 common shares, under an agreement with certain stockholders, which included the former stockholders of UCO, and two other stockholders including the CEO of the Company. The former stockholders of UCO surrendered the majority of the shares which was approximately 95% of the total common shares that they held at the time

As a result of the share cancellation, one single common stockholder emerged as the majority stockholder with approximately 76% of the total issued and outstanding common shares. In addition, the CEO’s percentage common share holding increased and resulted in compensation expense of $44,720.

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

(a)

The Company entered into a loan agreement with Senergy on February 13, 2009, pursuant to which the Company established an unsecured revolving loan of up to $1,000,000, later amended to $500,000 (Note 5(c)), (the “Credit Facility”). The outstanding principal amount of the Credit Facility together with all the accrued and unpaid interest and all other amounts outstanding there under are due and payable in full on December 31, 2012, the maturity date. Outstanding principal under the Credit Facility bears interest at an annual rate of 8%.

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012
(Expressed in United States Dollars)

Note 9	SHARE CAPITAL - continued

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

On September 24, 2009 the Company issued a further 436,000 shares to settle $218,000 owed to ABI. The transaction was recorded as a capital transaction which resulted in a credit to equity of $218,000.

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012
(Expressed in United States Dollars)

Note 9	SHARE CAPITAL - continued

On July 10, 2012, the Company issued 100,000 common shares pursuant to the acquisition of a mineral property interest. The fair value of the shares of $25,000 was determined with reference to their quoted market price on the date of issuance.

On August 7, 2012, the Company issued 650,000 common shares to Art Brokerage and 100,000 common shares to Senergy, both of which were controlled by a significant shareholder, in settlement of promissory notes outstanding of $3,387,743 plus accrued interest thereon of $356,348. The amount of the settlement was recorded as a credit to additional paid-in capital (Note 5).

On October 29, 2012 the Company extinguished a convertible debenture with Energold, a significant shareholder pursuant to a Share Transfer Agreement (Note 8), in the amount of $302,052 (CDN$300,000) along with accrued interest of $1,854 (CDN$1,841) by issuing 3,039,057 common shares having a fair value of $781,038. At this time, a derivative liability having a carrying value of $477,132 (Note 7), being the embedded conversion option in the convertible debenture, was also extinguished. As a result of this extinguishment, the Company recorded a loss on extinguishment of debt of $Nil because the fair value of common shares issued was equal to the carrying value of the debt instruments at the date of conversion.

Note 10	STOCK OPTION PLAN

Stock options

The Company has a stock option plan which provides for the granting of up to 7,500,000 stock options to key employees, directors and consultants, of common shares of the Company. Under the stock option plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Board of Directors.

No stock options were issued during the year ended December 31, 2012.

During the year ended December 31, 2011, there were 50,000 options granted to two consultants of the Company. All options granted were fully vested at the date of issuance which resulted in stock-based compensation expense of $93,250 being charged to operations during the year ended December 31, 2011. These options were exercisable at a price of $1.50 per option expiring on January 13, 2013. The fair value of these options granted was approximately $1.87 per share on the grant date.

Weighted average assumptions used in calculating compensation expense in respect of options granted using the Black-Scholes option pricing model were as follows:

	2012	2011
Risk-free interest rate	-	0.59%
Dividend yield	-	Nil
Expected volatility	-	259%
Weighted average expected life of options	-	2.00 years

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012
(Expressed in United States Dollars)

Note 10	STOCK OPTION PLAN - continued

The following is a summary of the status of the Company’s stock options as of December 31, 2012 and the stock option activity during the years ended December 31, 2012 and 2011:

		Weighted Average
	Number of options	Exercise Price
Outstanding, December 31, 2010	1,245,000	$0.97
Granted	50,000	$1.50
Outstanding, December 31, 2011	1,295,000	$0.99
Expired	(145,000)	$0.40
Outstanding, December 31, 2012	1,150,000	$1.07

All options that were outstanding were exercisable at December 31, 2012 and 2011 as a result of all options being fully vested upon grant.

At December 31, 2012, the Company had share purchase options outstanding as follows:

	Number of		Aggregate
Exercise Price	options	Expiry Date	Intrinsic Value
$1.05	1,100,000	August 20, 2015	$0.00
$1.50	50,000	January 13, 2013*	$0.00
December 31, 2012	1,150,000		$0.00
December 31, 2011	1,295,000		$0.00

*Subsequent to December 31, 2012, these options expired unexercised.

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.13 per share as of December 31, 2012 (2011 – $0.31), which would have been received by the option holders had all option holders exercised their options as of that date. There were no in-the-money options vested and exercisable as of December 31, 2012 and 2011.

Note 11	INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2012 and 2011 are presented below:

	2012	2011
Operating losses	$760,000	$1,753,000
Capital losses	97,000	97,000
Undeducted accruals	8,000	90,000
Valuation allowance	(865,000)	(1,940,000)
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012
(Expressed in United States Dollars)

Note 11	INCOME TAXES – Continued

A reconciliation of United States federal statutory income tax rates is as follows:

	2012	2011
Corporate tax rate	34%	34%
Net loss for the year before income taxes	$(2,697,662)	$(1,509,589)

Expected income tax recovery	$(917,000)	$(513,300)
Loss on debt settlement	-	200
Gain on settlement of debt	1,221,000	-
Non-deductible financing expenses	771,000	-
Stock based compensation	-	31,900
Increase (decrease) in valuation allowance	(1,075,000)	481,200
	$-	$-

At December 31, 2012, the Company had estimated losses carried forward of approximately $2,085,000 (2011 - $5,155,000) that may be available to offset future taxable income.

The potential tax benefits have been fully allowed for in the valuation allowance in these financial statements. These Federal and state net operating loss carry-forwards begin to expire on various dates from 2026 through 2032.

The Company files income tax returns in the United States. All of the Company’s tax returns are subject to tax examinations until respective statute of limitation. The Company currently has no tax years under examination. The Company’s tax filings for the years 2007 - 2012 remain open to examination.

Based on management’s assessment of ASC 740, the Company concluded that the adoption of ASC 740 had no significant impact on our results of operations or financial position, and required no adjustment to the opening balance sheet accounts. The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of December 31, 2012 and 2011.

As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within twelve months of the reporting date.

Note 12	SUBSEQUENT EVENT

Subsequent to December 31, 2012, the Company entered into a debt settlement agreement (the “Agreement”) with Ms. Nancy A. Vevoda and Bear Lair LLC (the “Creditors”) pursuant to which the Company agreed to pay $26,875 in full settlement of loans outstanding to the Creditors in the amount of $107,500. The Company made an initial payment of $7,500 upon execution of the Agreement and is required to make an additional payment of $19,375 on or before June 8, 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures and remediation

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of December 31, 2012, including the remedial actions discussed below, and we have concluded that, as of December 31, 2012, our disclosure controls and procedures were ineffective as discussed in greater detail below. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures.

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

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of December 31, 2012.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2012, management corrected accounting errors related to recognition of an expense incurred on the Company’s behalf by a principal stockholder and recording a settlement of debt with related parties as a capital contribution. In addition, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including:

(i)

There is a lack of a sufficient number of independent directors for our board and audit committee. We currently have no independent director on our board, which is comprised of one director. As a publicly- traded company, we strive to have a majority of our board of directors be independent;

(ii)

Due to the limited number of staff resources, there is insufficient segregation of duties in our finance and accounting functions. During the year ended December 31, 2012, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

(iii)	There is a lack of sufficient supervision and review by our corporate management;

(iv)

There are insufficient corporate governance policies. Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management; and

(v)	Due to the limited number of staff resources, the Company may not have the necessary in-house knowledge to address complex accounting and tax issues that may arise.

Plan for Remediation of Material Weaknesses

Our company has taken steps to improve our internal controls over financial reporting and we intend to continue to take appropriate and reasonable steps necessary to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2013 assessment of the effectiveness of our internal control over financial reporting.

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

(2)	We intend to continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

(3)	We intend to hire more staff or engage more consultants with sufficient expertise and knowledge in complex US tax and accounting matters once the resources are available to do so.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position
Robert Kinloch	57	President, Chief Executive Officer, Chief Financial Officer and Director
Donald Kinloch	54	Secretary and Treasurer

Summary Background of Executive Officers and Directors

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during that period, and the name and principal business of the organization by which he was employed.

Robert Kinloch

Since July 5, 2001, Mr. Robert Kinloch has been the President, Chief Executive Officer, Chief Financial Officer and sole member of the Board of Directors of our company. In his capacity as Chief Financial Officer, Mr. Kinloch is and has been responsible for the finance function of our company including supervising the preparation of our financial statements and as the sole member of our board of directors has served on our audit committee. Mr. Kinloch’s duties as President and Chief Executive Officer include the business development function, investigating qualified investment opportunities and designing and implementing the required due diligence and acquisition financing thereto. In addition, Mr. Kinloch is responsible for our regulatory obligations as a reporting issuer. From June 2002 until May 2005 Mr. Kinloch was the President and sole member of the board of directors of AMT Canada Inc., a private company registered under the laws of the Yukon Territory, Canada. From March 2004 until April 2005, Mr. Kinloch was President and a member of the board of directors of UCO Energy Corporation, a private company incorporated pursuant to the laws of the State of Nevada. In March, 2009, Mr. Kinloch was elected to the board of directors of Conquest Resources Limited, a Canadian based gold exploration company trading on the Toronto Venture Exchange. In September, 2012, Mr. Kinloch was appointed President and Chief Executive Officer of Conquest Resources Limited. Mr. Kinloch is the brother of Donald Kinloch, our Secretary and Treasurer.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Robert Kinloch President, Chief Executive Officer and Director	2012 2011	120,000 120,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	120,000 120,000
Donald Kinloch Secretary and Treasurer	2012 2011	60,000 60,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	60,000 60,000

Employment Contracts

Effective September 23, 2010, we entered into a consulting agreement with Robert Kinloch, pursuant to which the Company engaged Mr. Kinloch to, among other things: perform the duties of President, Chief Executive Officer and Chief Financial Officer of the Company, prepare and execute any and all records and filings required to maintain the Company’s public listing, attend to governance issues as they relate to the Nevada registration, provide the Board with any information required to administer the affairs of the Company, advise and recommend, if requested, on any circumstance that may arise relating to asset or acquisition integration, tax matters, market factors and corporate finance. As consideration for the performance his consulting services under the agreement, the Company agreed to pay Mr. Kinloch $10,000 per month. Under the agreement Mr. Kinloch was also granted stock options to acquire 700,000 shares of common stock at an exercise price of $1.05 per share until August 20, 2015 in accordance with the terms of the Company’s 2009 Stock Option Plan. The agreement is for a term of three years. Notwithstanding the three year term, the agreement may be terminated at any time by the Company without notice in the event Mr. Kinloch breaches the terms of this agreement.

Effective September 23, 2010, we entered into a consulting agreement with Donald Kinloch, pursuant to which the Company engaged Mr. Kinloch to, among other things: perform the duties of Secretary of the Company, prepare and execute any and all records and filings required to maintain the Company’s corporate records, interface with shareholders and any person or group having a legitimate interest in the affairs of the Company, provide the board of the Company with any information required to administer the affairs of the Company, and advise and recommend, if requested, on any circumstance that may arise relating to asset management and field operations. As consideration for the performance his consulting services under the agreement, the Company agreed to pay Mr. Kinloch $5,000 per month. Under the agreement Mr. Kinloch was also granted stock options to acquire 400,000 shares of common stock at an exercise price of $1.05 per share until August 20, 2015 in accordance with the terms of the Company’s 2009 Stock Option Plan. The agreement is for a term of three years. Notwithstanding the three year term, the agreement may be terminated at any time by the Company without notice in the event Mr. Kinloch breaches the terms of this agreement.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each director certain information concerning the outstanding equity awards as of December 31, 2012.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Robert Kinloch	700,000	-	-	$1.05	08/20/15	Nil	-	Nil	Nil
Donald Kinloch	400,000	-	-	$1.05	08/20/15	Nil	-	Nil	Nil

Aggregated Options Exercised in the Year Ended December 31, 2012 and Year End Option Values

There were no stock options exercised during the year ended December 31, 2012.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended December 31, 2012.

Director Compensation

We reimburse our director for expenses incurred in connection with attending board meetings. We did not pay any other director’s fees or other compensation for services rendered as a director for the fiscal year ended December 31, 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of April 1, 2013, there were 16,041,674 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

	Name and Address	Number of Shares	Percentage of Class(2)
Title of Class	of Beneficial Owner	Beneficially Owned(1)
Directors and Officers:
Common Stock	Robert J. Kinloch 302-95 Sidney St. Belleville, Ontario Canada K8P 1J6	1,146,235(3)	6.7%

Common Stock	Donald Kinloch 1798 Old Highway #2 Unit #2 RR 2 Belleville ON K8N 4Z2	425,000(4)	2.6%

Common Stock	Directors and Officers as a group (two)	1,571,235(5)	8.9%

5% Shareholders:
Common Stock	Robert J. Kinloch 302-95 Sidney St. Belleville, Ontario Canada K8P 1J6	1,146,235(3)	6.7%

Common Stock	Energold Minerals Inc. 700-220 Bay Street Toronto, Ontario Canada M5L 1E9	12,089,058	75.4%

Common Stock	Donna Rose 1000 N. Green Valley Pkwy Suite 440-235 Henderson, NV 89074	1,545,971(6)	9.6%

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

(2)	The percentage of class is based on 16,041,674 shares of common stock issued and outstanding as of April 1, 2013.

(3)

Total consists of 23,623 shares of the Company beneficially owned by Mr. Robert Kinloch and 700,000 shares of the Company acquirable on exercise of options within 60 days of the date hereof and 422,612 shares of the Company acquirable on the conversion of a convertible loan and accrued interest thereon.

(4)	Total consists of 25,000 shares of the Company beneficially owned by Mr. Donald Kinloch and 400,000 shares of the Company acquirable on exercise of options within 60 days of the date hereof.

(5)

Total includes of 1,100,000 shares of the Company acquirable on exercise of options within 60 days of the date hereof and 420,347 shares of the Company acquirable on the conversion of a convertible loan and accrued interest thereon.

Total consists of 795,971 shares of the Company owned by Donna Rose, 100,000 shares of the Company owned by

(6)	Senergy Partners LLC, a private corporation beneficially owned by Donna Rose, and 650,000 shares of the Company owned by Art Brokerage, Inc., a private corporation beneficially owned by Donna Rose.

Changes in Control

Pursuant to a share transfer dated August 20, 2012, Energold acquired 8,950,000 issued and outstanding shares of common stock of our Company from Senergy Partners LLC (“Senergy”) in consideration of, among other things, Energold’s advancement of an unsecured loan of $150,000 to the Company and payment of $1,000 to Senergy. Following closing of the share transfer, Energold owned 9,050,000 (or 70%) of the issued and outstanding shares of the Company.

Energold is a private corporation incorporated under the laws of Canada.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set out below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our company’s fiscal year ended December 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

On August 7, 2012, we entered into a debt settlement and subscription agreement with The Art Brokerage, Inc. pursuant to which we issued 650,000 shares of common stock of the Company in full settlement of a secured loan by The Art Brokerage, Inc. to the Company of $2,633,799 (which was in default) including accrued interest to July 31, 2012. In addition, The Art Brokerage, Inc. has agreed to settle two unsecured loans to the Company in the total amount of $675,856 including accrued interest to July 31, 2012 for no consideration.

On August 7, 2012, we entered into a debt settlement and subscription agreement with Senergy Partners LLC pursuant to which we issued 100,000 shares of common stock of the Company in full settlement of an unsecured loan by Senergy Partners LLC to the Company totaling $434,435.93 (which was in default) including accrued interest to July 31, 2012.

We received $72,440 (Cdn$72,600) and $77,400 pursuant to promissory notes dated May 15, 2012 and May 29, 2012, respectively, with Energold Minerals Inc. (“Energold”). These notes were unsecured, non-interest bearing and were due on November 4, 2012. On September 28, 2012, these promissory notes, along with an additional advance of Cdn$150,000, were exchanged by Energold for the issuance of an unsecured convertible debenture in the amount of Cdn$300,000. The debenture was bearing interest at 8% per annum with a maturity date of December 31, 2012. The debenture, along with accrued interest therein, was convertible at any time at the option of Energold into common shares of the Company at a conversion rate of $0.10 per share. On October 29, 2012, the Company issued 3,039,057 common shares in full settlement of the principal and accrued interest outstanding under this debenture pursuant to a notice of conversion received from Energold.

Effective September 23, 2010, we entered into two consulting agreements, one with Robert Kinloch and one with Donald Kinloch. As consideration for the performance of consulting services under the agreement, the Company agreed to pay the Robert and Donald $10,000 and $5,000 per month. Under the agreement Robert and Donald were also granted stock options to acquire 700,000 and 400,000 shares of common stock, respectively, at an exercise price of $1.05 per share until August 20, 2015 in accordance with the terms of the Company’s 2009 Stock Option Plan. The agreement is for a term of three years. Notwithstanding the three year term, the agreement may be terminated at any time by the Company without notice in the event a breach in the terms of this agreement.

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

Director Independence

Our common stock is quoted on the OTCQB, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Mr. Robert Kinloch is our chief executive officer and president and our sole director. As a result, we do not have any independent directors.

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

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit Fees	$51,145	$102,474
Audit Related Fees	-	-
Tax Fees	$1,700	$4,429
All Other Fees	-	-
Total	$52,845	$106,903

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

Exhibit
Number	Description
10.13	2009 Stock Option Plan (incorporated by reference from our Form 10-Q Quarterly report, filed on August 14, 2009)
10.14	Debt Settlement and Subscription Agreement dated as of September 24, 2009 between Maverick Minerals Corp. and The Art Brokerage Inc. (incorporated by reference from our Form 10-Q Quarterly report, filed on November 16, 2009)
10.15	Farmout Agreement dated as of December 7, 2009 between Southeastern Pipe Line Company and Maverick Minerals Corporation (incorporated by reference from our Form 8-K Current report, filed on December 18, 2009)
10.16	Subscription Agreement between Maverick Minerals Corporation and Robert Kinloch dated November 26, 2009 (incorporated by reference from our Form 8-K Current report, filed on December 10, 2009)
10.17	Convertible Debenture dated November 26, 2009 (incorporated by reference from our Form 8-K Current report, filed on December 10, 2009)
10.17	Subscription Agreement and Convertible Debenture dated December 17, 2009 between Maverick Minerals Corporation and David Steiner.
10.18	Debt Settlement and Subscription Agreement between Maverick Minerals Corporation and Art Brokerage, Inc. dated September 7, 2010 (incorporated by reference from our Form 8-K Current report, filed on September 16, 2010)
10.19	Loan Agreement dated September 20, 2010 (and related security agreements) between Maverick Minerals Corporation and Art Brokerage, Inc. (incorporated by reference from our Form 8-K Current report, filed on September 24, 2010)
10.20	Pledge and Security Agreement dated September 20, 2010 between Maverick Minerals Corporation and Art Brokerage, Inc. (incorporated by reference from our Form 8-K Current report, filed on September 24, 2010)
10.21	Security Agreement dated September 20, 2010 between Maverick Minerals Corporation and Art Brokerage, Inc. (incorporated by reference from our Form 8-K Current report, filed on September 24, 2010)
10.22	Amendment Agreement dated September 15, 2010 between Maverick Minerals Corporation and Art Brokerage, Inc. (incorporated by reference from our Form 8-K Current report, filed on September 24, 2010)
10.23	Consulting Agreement dated September 23, 2010 between Maverick Minerals Corporation and Robert Kinloch (incorporated by reference from our Form 8-K Current report, filed on September 24, 2010)
10.24	Consulting Agreement dated September 23, 2010 between Maverick Minerals Corporation and Donald Kinloch (incorporated by reference from our Form 8-K Current report, filed on September 24, 2010)
10.25	Form of Subscription Agreement dated December 21, 2010 (incorporated by reference from our Form 8-K Current report, filed on December 28, 2010)
10.26	Joint Operating Agreement dated effective December 6, 2010 between Maverick Minerals Corporation, Getty Resources Inc. and James Kearney (incorporated by reference from our Form 8- K Current report, filed on December 28, 2010)
10.27	Joint Operating Agreement dated effective December 7, 2010 between Maverick Minerals Corporation and Arrowdog, LLP (incorporated by reference from our Form 8-K Current report, filed on December 28, 2010)
10.28	Letter Agreement dated December 6, 2010 between Maverick Minerals Corporation and John Kearney (incorporated by reference from our Form 8-K Current report, filed on December 28, 2010)

Exhibit
Number	Description
10.29	Option and Joint Venture Exploration Agreement dated June 8, 2012 between Maverick Minerals Corporation and Energold Minerals Inc.
10.30	Debt Settlement and Subscription Agreement dated August 7, 2012 between Maverick Minerals Corporation and The Art Brokerage, Inc. (incorporated by reference from our Form 8-K Current report, filed on August 7, 2012).
10.31	Debt and Subscription Agreement dated August 7, 2012 between Maverick Minerals Corporation and Senergy Partners LLC (incorporated by reference from our Form 8-K Current Report, filed on August 7, 2012).
10.32	Share Transfer Agreement dated August 20, 2012 between Energold Minerals Inc. and Senergy Partners LLC (incorporated by reference from our Form 8-K Current Report, filed on August 24, 2012).
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 24, 2008)
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAVERICK MINERALS CORPORATION

By	/s/ Robert Kinloch
Robert Kinloch
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	April 1, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Robert Kinloch
Robert Kinloch
Sole director, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	April 1, 2013