Form 10-Q
period 2013-03-31
MAVERICK MINERALS CORP
filed 2013-05-20
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of May 17, 2013, there were 16,041,674 shares of common stock, par value $0.001, outstanding.

ii

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Condensed Consolidated Interim Financial Statements

Maverick Minerals Corporation
(An Exploration Stage Company)

March 31, 2013

 (Expressed in United States dollars)

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Condensed Consolidated Interim Balance Sheets
(Unaudited)

	(Expressed in United States Dollars)
	March 31,	December 31
	2013	2012

Current Assets
Cash	$1,855	$17,553
Accounts receivable	25,000	-
	26,855	17,553
Long Term asset
Mineral property (Note 3)	25,000	25,000
TOTAL ASSETS	$51,855	$42,553

Current Liabilities
Accounts payable and accrued liabilities (Note 6)	$275,440	$170,583
Convertible debt (Notes 5 and 6)	129,974	124,789
Loans payable (Note 4)	102,500	127,500
TOTAL LIABILITIES	507,914	422,872

Capital Deficit
Capital Stock (Note 7)
Authorized: 750,000,000 common shares at $0.001 par value
Issued and fully paid 16,041,674 (2012 - 16,041,674) common shares Par value 100,000,000 preferred shares at $0.001 par value	16,042	16,042
Issued and fully paid Nil (2012 - Nil) preferred shares Par value	-	-
Additional paid-in capital	14,346,291	14,346,291
Deficit, accumulated during the exploration stage	(14,819,265)	(14,743,525)
Accumulated other comprehensive income	873	873
TOTALSTOCKHOLDERS EQUITY (CAPITAL DEFICIT)	(456,059)	(380,319)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$51,855	$42,553

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(Unaudited)

	(Expressed in United States Dollars)

			Cumulative From
			Date of Inception
	Three months ended		(April 21, 2003)
	March 31,		to March 31,
	2013	2012	2013
Revenues
Consulting fees	$25,000	$-	$25,000

General and administration expenses
Audit fees	53,475	1,833	628,314
Freight	-	-	7,600
Insurance	-	-	186,297
Accounting, legal, engineering & consulting, investor relations	4,959	5,000	579,389
Management fees and stock based compensation (Note 6)	45,000	45,000	3,159,839
Office	755	161	79,118
Rent	1,670	-	3,942
Telephone and utilities	-	-	83,059
Transfer agent fees	3,373	-	58,121
Travel	1,907	6,121	318,537
Wages and benefits	-	-	86,588
Writedown on oil and gas leases	-	-	3,748,664
Gain on disposal of assets	-	-	(795,231)
	111,139	58,115	8,144,237

Loss from operations	(86,139)	(58,115)	(8,119,237)
Other income (expenses)
Interest expense	(5,185)	(47,850)	(445,367)
Gain (loss) on settlement of loans payable (Note 4)	17,500	-	(3,441,190)
Financing expense	-	-	(2,269,106)
Change in fair value of derivative liability	-	-	1,974
Gain (Loss) on foreign exchange	(1,916)	2,131	(14,870)
Gain on write-off of payables	-	-	618,231
	10,399	(45,719)	(5,550,328)
Net loss from continuing operations	(75,740)	(103,834)	(13,669,565)

Loss from discontinued operations	-	-	(1,149,700)
Net loss for the period	(75,740)	(103,834)	(14,819,265)
Other Comprehensive Income
Foreign currency translation adjustments	-	-	873
Total Comprehensive Loss	$(75,740)	$(103,834)	$(14,818,392)

Loss per share - basic and diluted	($0.00)	($0.01)
Weighted average shares outstanding - basic and diluted	16,041,674	12,152,617

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Condensed Consolidated Interim Statements of Cash Flows
(Unaudited)

	(Expressed in United States Dollars)

			Cumulative From
			Date of Inception
	Three months ended		(April 21, 2003)
	March 31,		to March 31,
	2013	2012	2013
Operating Activities
Net loss for the period	$(75,740)	$(103,834)	$(14,819,265)
Adjustments to reconcile net loss for the period to cash flows used in operating activities
Impairment of investment in oil and gas leases	-	-	4,168,623
Gain on disposal of assets	-	-	(933,995)
Gain on liabilities write-off	-	-	(618,231)
Stock based compensation			1,925,380
Depreciation	-	-	277,578
Shares issued for services	-	-	105,000
Interest accrued on convertible debt	5,185	1,995	31,828
Unrealized foreign exchange	-		692
Loss (gain) on settlement of loan payable	(17,500)	-	3,441,190
Financing expense	-	-	2,269,106
Change in fair value of derivative liability	-	-	(1,974)
Changes in non-cash working capital items
Accounts receivable	(25,000)	-	(25,000)
Advances to related party	-	34,228	-
Accrued interest	-	45,855	352,554
Accounts payable	104,857	16,713	1,847,239
Cash used in operating activities	(8,198)	(5,043)	(1,979,275)

Investing Activities
Investment in oil and gas leases	-	-	(2,428,296)
Proceeds from the sale of working interests	-	-	650,000
Prepaids and deposits on oil and gas leases	-	-	(2,000,565)
Proceeds from sale of property and equipment	-	-	57,738
Purchase of property and equipment	-	-	(311,367)
Refund on oil and gas leases	-	-	75,000
Cash used in investing activities	-	-	(3,957,490)

Financing Activities
Proceeds on shares to be issued	-	-	303,850
Debt settlement	-	-	35,625
Repayment of loans payable	(7,500)	-	(77,500)
Proceeds from loans payable	-	5,000	5,675,772
Cash provided by financing activities	(7,500)	5,000	5,937,747

Increase (decrease) in cash during the period	(15,698)	(43)	982
Effect of cumulative currency translation	-	-	873
Cash, beginning of the period	17,553	87	-
Cash, end of the period	$1,855	$44	$1,855

Supplemental Cash Flow information:
Interest paid	$-	$-	$35,000
Income taxes paid	-	-	-
Non-cash investing and financing activities:
Impairment in oil and gas leases	-	-	419,959
Investment in oil and gas leases in exchange for notes payable to Veneto	-	-	1,455,000
Shares issued for acquisition of mineral property interest	-	-	25,000
Transfer of leases in settlement of notes payable	-	-	1,455,000
Assignment of accounts payable from transfer of leases	-	-	193,764
Settlement of loan payable	-	-	1,481,469
Forgiveness of related party balances payable	-	-	1,027,791
Forgiveness of loan payable	-	-	311,400
Shares issued for property services	-	-	210,000
Exchange of accounts payable for convertible debt	-	-	100,000
Shares issued for data purchase	-	-	367,500
Shares issued on conversion of debt	-	-	818,451
Financing fee contributed by a principal stockholder	-	-	1,790,000

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Capital Deficit)
For the Period from Date of Inception on April 21, 2003 to March 31, 2013
(Unaudited)

(Expressed in United States Dollars)

		Par Value		Shares to be Issued		Accumulated Other
	Number of	@$0.001 Per	Additional Paid-in	(Subscriptions	Accumulated	Comprehensive	Total Capital
	Common Shares	Share	Capital	Receivable)	Deficit	Loss	Deficit
Balance, April 21, 2003	10	$-	$-	$-	$-	$-	$-
Adjustment for the issuance of common stock on recapitalization	3,758,040	3,758	(3,758)	-	-	-	-
	3,758,050	3,758	(3,758)	-	-	-	-
Adjustment to capital deficit of the Company at the recapitalization date	417,603	418	(945,307)	-	-	-	(944,889)
	4,175,653	4,176	(949,065)	-	-	-	(944,889)
Shares issued for management services (Note 7)	150,000	150	104,850	-	-	-	105,000
Currency translation adjustment	-	-	-	-	-	873	873
Net loss for the period	-	-	-	-	(626,985)	-	(626,985)
Balance, December 31, 2003	4,325,653	4,326	(844,215)	-	(626,985)	873	(1,466,001)
Shares issued for cash (Note 7)	1,000,000	1,000	24,000	-	-	-	25,000
Shares subscribed but unissued	-	27,500	-	-	-	-	27,500
Forgiveness of related party balances payable	-	-	1,027,791	-	-	-	1,027,791
Net income for the year	-	-	-	-	71,698	-	71,698
Balance, December 31, 2004	5,325,653	32,826	207,576	-	(555,287)	873	(314,012)
Shares subscribed but unissued	-	(27,500)	-	-	-	-	(27,500)
Shares issued for cash (Note 7)	2,750,000	2,750	24,750	-	-	-	27,500
Cancellation of shares (Note 7)	(5,437,932)	(5,438)	5,438	-	-	-	-
Compensation expense on share cancellation (Note 7)	-	-	44,720	-	-	-	44,720
Shares issued for loan payable settlement (Note 7)	89,500	90	125,211	-	-	-	125,300
Shares issued for cash (Note 7)	7,500	8	743	-	-	-	750
Stock based compensation	-	-	140,438	-	-	-	140,438
Net loss for the year	-	-	-	-	(1,036,098)	-	(1,036,098)
Balance, December 31, 2005	2,734,721	2,735	548,875	-	(1,591,385)	873	(1,038,902)

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Capital Deficit)
For the Period from Date of Inception on April 21, 2003 to March 31, 2013
(Unaudited)

(Expressed in United States Dollars)

		Par Value		Shares to be Issued		Accumulated Other
	Number of	@$0.001 Per	Additional Paid-in	(Subscriptions	Accumulated	Comprehensive	Total Capital
	Common Shares	Share	Capital	Receivable)	Deficit	Loss	Deficit
Balance, December 31, 2005	2,734,721	2,735	548,875	-	(1,591,385)	873	(1,038,902)
Shares issued for cash (Note 7)	6,000	6	594	(600)	-	-	-
Stock based compensation	-	-	11,401	-	-	-	11,401
Net loss for the year	-	-	-	-	(128,774)	-	(128,774)
Balance, December 31, 2006	2,740,721	2,741	560,870	(600)	(1,720,159)	873	(1,156,275)
Net loss for the year	-	-	-	-	(192,410)	-	(192,410)
Balance, December 31, 2007	2,740,721	2,741	560,870	(600)	(1,912,569)	873	(1,348,685)
Share subscriptions paid (Note 7)	-	-	-	600	-	-	600
Net income for the year	-	-	-	-	109,951	-	109,951
Balance, December 31, 2008	2,740,721	2,741	560,870	-	(1,802,618)	873	(1,238,134)
Cancellation of shares (Note 7)	(2,000,000)	(2,000)	2,000	-	-	-	-
Shares issued for loan payable settlement (Note 7)	8,950,000	8,950	3,571,050	-	-	-	3,580,000
Shares issued for loan payable settlement (Note 7)	436,000	436	217,564	-	-	-	218,000
Shares issued for consulting services (Note 7)	350,000	350	209,650	-	-	-	210,000
Stock based compensation	-	-	43,321	-	-	-	43,321
Net loss for the year	-	-	-	-	(3,433,469)	-	(3,433,469)
Balance, December 31, 2009	10,476,721	10,477	4,604,455	-	(5,236,087)	873	(620,282)
Shares issued upon conversion of debt (Note 7)	49,925	50	37,363	-	-	-	37,413
Shares issued for loan payable settlement (Note 7)	725,971	726	1,015,633	-	-	-	1,016,359
Shares issued for data purchase (Note 7)	350,000	350	367,150	-	-	-	367,500
Stock based compensation	-	-	1,592,250	-	-	-	1,592,250
Shares to be issued (Note 7)	-	-	-	250,000	-	-	250,000
Net loss for the year	-	-	-	-	(5,300,187)	-	(5,300,187)
Balance, December 31, 2010	11,602,617	11,603	7,616,851	250,000	(10,536,274)	873	(2,656,947)

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Capital Deficit)
For the Period from Date of Inception on April 21, 2003 to March 31, 2013
(Unaudited)

(Expressed in United States Dollars)

		Par Value		Shares to be Issued		Accumulated Other
	Number of	@$0.001 Per	Additional Paid-in	(Subscriptions	Accumulated	Comprehensive	Total Capital
	Common Shares	Share	Capital	Receivable)	Deficit	Loss	Deficit
Balance, December 31, 2010	11,602,617	11,603	7,616,851	250,000	(10,536,274)	873	(2,656,947)
Shares issued for cash (Note 7)	500,000	500	249,500	(250,000)	-	-	-
Shares issued for loan payable settlement (Note 7)	50,000	50	50,450	-	-	-	50,500
Stock based compensation	-	-	93,250	-	-	-	93,250
Net loss for period	-	-	-	-	(1,509,589)	-	(1,509,589)
Balance, December 31, 2011	12,152,617	$12,153	$8,010,051	$-	$(12,045,863)	$873	$(4,022,786)
Shares issued for acquisition of mineral property interest (Note 3)	100,000	100	24,900	-	-	-	25,000
Shares issued for settlment of loans payable (Note 7)	750,000	750	3,743,341	-	-	-	3,744,091
Financing fee contributed	-	-	1,790,000	-	-	-	1,790,000
Shares issued upon conversion of debt (Note 7)	3,039,057	3,039	777,999	-	-	-	781,038
Net loss for period	-	-	-	-	(2,697,662)	-	(2,697,662)
Balance, December 31, 2012	16,041,674	$16,042	$14,346,291	$-	$(14,743,525)	$873	$(380,319)
Net loss for period	-	-	-	-	(75,740)	-	(75,740)
Balance, March 31, 2013	16,041,674	$16,042	$14,346,291	$-	$(14,819,265)	$873	$(456,059)

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2013
Unaudited
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

These accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2013, the Company has negative working capital of $481,059 and has an accumulated deficit of $14,819,265. The continuation of the Company is dependent upon obtaining a successful exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $350,000 to cover general and administrative expenses over the twelve months ending March 31, 2014 to continue operations. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $507,914. The Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to pursue explorations activities, and for other working capital purposes.

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2013
Unaudited
(Expressed in United States Dollars)

Note 2	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual financial statements in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained herein. These interim condensed financial statements should be read in conjunction with the audited financial statements included in its annual report on Form 10-K for the year ended December 31, 2012. The Company follows the same accounting policies in the preparation of interim reports.

Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

New Accounting Standards Adopted

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 605 Revenue Recognition. Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, services have been performed, the fee is fixed or determinable and collectability is reasonably assured. Cash received in advance of meeting the revenue recognition criteria is recorded as deferred revenue.

The Company’s revenue is generated from consulting fees provided with respect to contract placement and mine development. Revenues are recognized as invoices are rendered based on services performed.

Allowance for doubtful accounts

Credit terms are extended to customers in the normal course of business and no collateral is required. The Company establishes an allowance for doubtful accounts through review of open accounts, considering the existing economic conditions and financial stability of its customers. The allowance for doubtful accounts is intended to reduce trade accounts receivable to the amount that reasonably approximates their fair value due to their short-term nature. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

Note 3	MINERAL PROPERTY

	March 31, 2013	December 31, 2012
Jarvis Island Property
Acquisition costs, common shares	$25,000	$-
Mineral property interests	$25,000	$-

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2013
Unaudited
(Expressed in United States Dollars)

Note 3	MINERAL PROPERTY – continued

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

Note 4	LOANS PAYABLE

The Company has the following loans payable:

	March 31, 2013	December 31, 2012
Mr. Alonzo B. Leavell	$20,000	$20,000
Ms. Nancy A. Vevoda	-	25,000
Bear Lair LLC	82,500	82,500
	$102,500	$127,500

These amounts are unsecured; bear no interest, with no specific terms of repayment.

During the three months ended March 31, 2013, the Company entered into a debt settlement agreement (the “Agreement”) with Ms. Nancy A. Vevoda and Bear Lair LLC (the “Creditors”) pursuant to which the Company agreed to pay $26,875 in full settlement of loans outstanding to the Creditors in the amount of $107,500.

The Company made an initial payment of $7,500 upon execution of the Agreement, which represented full settlement of the loan outstanding to Nancy A. Vevoda of $25,000, resulting in a gain on settlement of loans payable of $17,500. The Company is required to make an additional payment of $19,375 on or before June 8, 2013 to settle the amount outstanding to Bear Lair LLC in the amount of $82,500.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2013
Unaudited
(Expressed in United States Dollars)

Note 5	CONVERTIBLE DEBT

On November 26, 2009, the Company issued a convertible note in the amount of $100,000 to a related party to settle an outstanding payable of $100,000. This convertible note is due on demand, and bears interest at 8% per annum. The debt, along with accrued interest of $29,974 at March 31, 2013, is convertible into common shares at a conversion rate of $0.30 per share.

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

Management fees of $45,000 were charged to expense in these financial statements for the three months ended March 31, 2013 (2012 - $45,000). Included in accounts payable and accrued liabilities at March 31, 2013 is $187,519 (December 31, 2012 - $129,971) owing to officers of the Company for accrued and unpaid management fees and for expenses incurred on behalf of the Company.

During the three months ended March 31, 2013, the Company incurred $5,185 in interest charges on loans payable to a director of the Company. During the three months ended March 31, 2012 the Company incurred $47,850 in interest charges on loans payable to companies controlled by a significant shareholder of the Company and to a director of the Company. Of these amounts $29,974 (December 31, 2012 - $24,789) was payable as at March 31, 2013.

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2013
Unaudited
(Expressed in United States Dollars)

Note 7	SHARE CAPITAL - continued

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

(a)

The Company entered into a loan agreement with Senergy Partners LLC (“Senergy”) on February 13, 2009, pursuant to which the Company established an unsecured revolving loan of up to $1,000,000, later amended to $500,000 (“the Credit Facility”). The outstanding principal amount of the Credit Facility together with all the accrued and unpaid interest and all other amounts outstanding there under were due and payable in full on December 31, 2012, the maturity date. Outstanding principal under the Credit Facility bore interest at an annual rate of 8%.

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2013
Unaudited
(Expressed in United States Dollars)

Note 7	SHARE CAPITAL - continued

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

On December 11, 2009 the Company issued 175,000 shares each to two consultants, (350,000 shares total) for geological consulting services. The transactions were recorded at the quoted market price of $0.60 per share for total consideration of $210,000 which was capitalized to Oil and Gas Leases on the balance sheet.

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

On July 27, 2010 the Company entered into a data purchase agreement with two individuals (collectively the “Vendors”), pursuant to which the Company agreed to purchase from the Vendors geologic data relating to certain oil and gas mineral leases located in Texas, including among other things: electric logs, seismic work, seismic reprocessing, data from the Texas Railroad Commission. In consideration for the acquisition of the geologic data from the Vendors the Company issued 350,000 shares of the common stock of the Company to the Vendors. The transactions were recorded at the quoted market price of $1.05 per share for total consideration of $367,500 which was capitalized to Oil and Gas Leases on the balance sheet.

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2013
Unaudited
(Expressed in United States Dollars)

Note 7	SHARE CAPITAL - continued

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

On October 29, 2012 the Company extinguished a convertible debenture with Energold, a significant shareholder pursuant to a Share Transfer Agreement, in the amount of $302,052 (CDN$300,000) along with accrued interest of $1,854 (CDN$1,841) by issuing 3,039,057 common shares having a fair value of $781,038. At the time, a derivative liability having a carrying value of $477,132, being the embedded conversion option in the convertible debenture, was also extinguished. As a result of this extinguishment, the Company recorded a loss on extinguishment of debt of $Nil because the fair value of common shares issued was equal to the carrying value of the debt instruments at the date of conversion.

Note 8	STOCK OPTION PLAN

Stock options

The Company has a stock option plan which provides for the granting of up to 7,500,000 stock options to key employees, directors and consultants, of common shares of the Company. Under the stock option plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Board of Directors.

No stock options were issued during the three months ended March 31, 2013 and 2012.

The following is a summary of the status of the Company’s stock options as of March 31, 2013 and December 31, 2012 and the stock option activity during the periods then ended:

		Weighted Average
	Number of options	Exercise Price
Outstanding, December 31, 2011	1,295,000	$0.99
Expired	(145,000)	$0.40
Outstanding, December 31, 2012	1,150,000	$1.07
Expired	(50,000)	$1.50
Outstanding, March 31, 2013	1,100,000	$1.05

All options that were outstanding were exercisable at March 31, 2013 and December 31, 2012 as a result of all options being fully vested upon grant.

At March 31, 2013, the Company had 1,100,000 share purchase options outstanding. Each share purchase option is exercisable into one common share of the Company at an exercise price of $1.05 per share until August 20, 2015. These share purchase options had an aggregate intrinsic value of $Nil at March 31, 2013.

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

Recent Corporate Developments

Since the commencement of our first quarter ended March 31, 2013, we experienced the following significant corporate development:

During the first quarter of 2013 Maverick Minerals has consulted to a private mining company, registered in Utah. The Company participated in certain land tenure and mine development activities relating to a gold resource held by the private mining company in central Utah. Maverick has and will continue to invoice the private company from time to time for services it provides. These activities are seen by Maverick as a form of on-going due diligence on the Utah property and may lead to an acquisition, partnership or joint-venture going forward. No guarantee can be provided that any relationship will accrue beyond consultation and contract placements on preliminary mine development activities based on relationships Maverick has developed over several years in the area.

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

2.

To exercise the second option and earn an additional 21% undivided interest in the Jarvis Property, Maverick must: (i) exercise the first option, (ii) issue to Energold a further 200,000 shares on or before September 15, 2015, and (iii) incur an additional $200,000 in exploration expenditures on the Jarvis Property on or before June 8, 2017;

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

Management is reviewing mineral resource opportunities in Ontario and Quebec in Canada. These exploration properties are targets for base metals and silver. Further properties, located in Utah and Idaho, are in various stages of due diligence by the Company. The dominant targets on these U.S.A based mineral properties are silver lead and zinc and all have extensive historical workings. Management will review these opportunities diligently however no guarantee can be given that any transaction as outlined herein will occur in the time frame covered by this plan of operation.

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

Results of Operations

Three Month Summary

			Percentage
	Three Months Ended		Increase
	March 31,		(Decrease)
	2013	2012
Revenue	$25,000	$-	N/A
General and administrative expenses	111,139	58,115	91.2%
Other expenses (income)	(10,399)	45,719	(122.7%	)
Net loss	$(75,740)	$(103,834)	(27.1%	)

Revenues

During the first quarter of 2013 we had revenues of $25,000 relating to consulting services provided to a private mining company, registered in Utah. The Company participated in certain land tenure and mine development activities relating to a gold resource held by the private mining company in central Utah.

We have had no operating revenues for the three months ended March 31, 2012.

General and Administrative

The major components of our general and administrative expenses for the year are outlined in the table below:

			Percentage
	Three Months Ended		Increase
	March 31,		(Decrease)
	2013	2012
Audit fees	$53,475	$1,833	2817.3%
Accounting, legal, engineering and consulting, investor relations	4,959	5,000	(0.8)%
Management fees and stock based compensation	45,000	45,000	0.0%
Office	755	161	368.9%
Rent	1,670	-	N/A
Transfer agent and filing fees	3,373	-	N/A
Travel	1,907	6,121	(68.8)%
Total Expenses	$111,139	$58,115	91.2%

The 91.2% increase in our general and administrative expenses for the three months ended March 31, 2013 was primarily due to an increase in audit fees of $51,642 as a result of the delay of the Company’s annual audit to the third quarter of 2012, resulting in no audit fees during the comparative period.

Liquidity and Capital Resources

Working Capital

	March 31, 2013	December 31, 2012
Current Assets	$26,855	$17,553
Current Liabilities	507,914	422,872
Working Capital Deficit	$(481,059)	$(405,319)

Cash Flows
	Three months ended March 31,
	2013	2012
Cash used in Operating Activities	$(8,198)	$(5,043)
Cash provided by Investing Activities	-	-
Cash provided by (used in) Financing Activities	(7,500)	5,000
Net Decrease in Cash	$(15,698)	$(43)

We had a cash balance of $1,855 and a working capital deficiency of $481,059 as of March 31, 2013 compared to cash of $17,553 and a working capital deficiency of $405,319 as of December 31, 2012. We anticipate that we will incur approximately $350,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Therefore, we will need to obtain additional financing in order to complete our full business plan.

Cash used in operating activities for the three month period ended March 31, 2013 was $8,198 as compared to cash used in operating activities for the same period in 2012 of $5,043. Cash used in operating activities has increased during the current period primarily as a result of incurring transfer agent charges in the current period compared to having no such charges in the comparative period.

There were no investing activities during the three month periods ended March 31, 2013 and 2012.

Cash used in financing activities for the three month period ended March 31, 2013 was $7,500 compared to cash provided by financing activities for the same period in 2012 of $5,000. The decrease in cash provided by financing activities was primarily due to the settlement of an outstanding loan of $25,000 in the current period for a cash payment of $7,500.

Loans Payable

The Company has the following loans outstanding as of March 31, 2013:

	March 31, 2013	December 31, 2012
Nancy A. Vevoda	$-	$25,000
Mr. Alonzo B. Leavell	20,000	20,000
Bear Lair LLC	82,500	82,500
	$102,500	$127,500

Loans payable are unsecured; bear no interest, and have no specific terms of repayment, except as described below.

During the three months ended March 31, 2013, the Company entered into a debt settlement agreement (the “Agreement”) with Ms. Nancy A. Vevoda and Bear Lair LLC (the “Creditors”) pursuant to which the Company agreed to pay $26,875 in full settlement of loans outstanding to the Creditors in the amount of $107,500. The Company made an initial payment of $7,500 upon execution of the Agreement, which represented full settlement of the loan outstanding to Nancy A. Vevoda of $25,000, resulting in a gain on settlement of loans payable of $17,500.

The Company is required to make an additional payment of $19,375 on or before June 8, 2013 to settle the amount outstanding to Bear Lair LLC in the amount of $82,500

Going Concern

Our interim financial statements for the quarter ended March 31, 2013 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders and creditors, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2013, we had cash of $1,855 and we estimate that we will require approximately $350,000 for costs associated with our plan of operation and operating expenses over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the December 31, 2012 consolidated financial statements which are included with our annual report. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of March 31, 2013 and we have concluded that, as of March 31, 2013, our disclosure controls and procedures were ineffective based on the following material weaknesses:

(i)

Lack of a sufficient number of independent directors for our board and audit committee. We currently have no independent director on our board, which is comprised of one director. As a publicly-traded company, we strive to have a majority of our board of directors be independent;

(ii)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the period ended March 31, 2013, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

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

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Likelihood of Continued Losses from Operations and Ability To Continue As A Going Concern.

The Company has had no significant revenue from operations and has incurred cumulative losses from inception through March 31, 2013 of $14,819,265 Losses are expected to continue until such time as the Company can economically produce and sell materials from the Jarvis Island Property and/or otherwise commence planned principal operations. Continued losses will require that the Company raise additional funds by equity or debt financing, failing which the Company will not be able to continue operations. Management cannot provide assurances that this will occur.

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

We had a working capital deficiency of $481,059 as of March 31, 2013. We will require additional funds, either from equity or debt financing, to maintain our daily operations and to implement our plan of operation. Obtaining additional financing is subject to a number of factors, including market commodities prices, investor acceptance of our interest pursuant to the Jarvis Island Property Agreement, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

We currently do not generate significant revenues to meet operating requirements, and as a result, we face a high risk of business failure.

In addition to our oil and gas leases in Fort Bend County the only significant interest we can earn in a property we have is pursuant to the Jarvis Island Property Agreement. From the date of our incorporation, we have primarily focused on the location and acquisition of mineral and oil and gas properties. We have not generated any significant revenues to date. In order to generate revenues from these assets, we will incur substantial expenses in the evaluation and development of our oil and gas leases and potential mineral interests. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operation, and we can provide no assurance to investors that we will generate any operating revenues going forward or achieve profitable operations.

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

  Governmental regulations, domestic and foreign; domestic and foreign tax policy;

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

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We are engaged in the business of identifying, acquiring, exploring and developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not generated any revenues from these properties nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits from these properties in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any significant revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Articles (incorporated by reference from our Form 10-Q Quarterly report, filed on August 14, 2009)
3.2	Bylaws (incorporated by reference from our Form 10SB Registration Statement, filed on August 8, 1999)
3.3	Amended Bylaws (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 24, 2008)
4.1	Specimen Stock Certificate (incorporated by reference from our Form 10-SB Registration Statement, filed on August 8, 1999)

Exhibit
Number	Description
10.1	Non-Qualified Stock Option Plan (incorporated by reference from our Form S-8 Registration Statement, filed on September 12, 2002)
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

10.16	Subscription Agreement between Maverick Minerals Corporation and Robert Kinloch dated November 26, 2009 (incorporated by reference from our Form 8-K Current report, filed on December 10, 2009)

Exhibit
Number	Description
10.17	Convertible Debenture dated November 26, 2009 (incorporated by reference from our Form 8-K Current report, filed on December 10, 2009)
10.17	Subscription Agreement and Convertible Debenture dated December 17, 2009 between Maverick Minerals Corporation and David Steiner.
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

Exhibit
Number	Description
10.32	Share Transfer Agreement dated August 20, 2012 between Energold Minerals Inc. and Senergy Partners LLC (incorporated by reference from our Form 8-K Current Report, filed on August 24, 2012)
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 24, 2008)
21.1	List of Subsidiaries (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 2, 2013)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAVERICK MINERALS CORPORATION

By	/s/ Robert Kinloch

Robert Kinloch
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	May 17, 2013