Form 10-Q
period 2013-06-30
MAVERICK MINERALS CORP
filed 2013-08-14
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

 For the transition period from _________to________

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
Yes [ ]   No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of August 14, 2013, there were 16,041,674 shares of common stock, par value $0.001, outstanding.

ii

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Condensed Consolidated Interim Financial Statements

Maverick Minerals Corporation
(An Exploration Stage Company)

June 30, 2013

(Expressed in United States dollars)

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Condensed Consolidated Interim Balance Sheets
(Unaudited)

	(Expressed in United States Dollars)
	June 30,	December 31
	2013	2012

Current Assets
Cash	$138	$17,553

Long Term asset
Mineral properties (Note 3)	25,000	25,000
TOTAL ASSETS	$25,138	$42,553

Current Liabilities
Accounts payable and accrued liabilities (Note 6)	$318,959	$170,583
Convertible debt (Notes 5 and 6)	132,566	124,789
Loans payable (Note 4)	101,500	127,500
TOTAL LIABILITIES	553,025	422,872

Capital Deficit
Capital Stock (Note 7)
Authorized:
750,000,000 common shares at $0.001 par value Issued and fully paid 16,041,674 (2012 - 16,041,674) common shares Par value	16,042	16,042
100,000,000 preferred shares at $0.001 par value Issued and fully paid Nil (2012 - Nil) preferred shares Par value	-	-
Additional paid-in capital	14,346,291	14,346,291
Deficit, accumulated during the exploration stage	(14,891,093)	(14,743,525)
Accumulated other comprehensive income	873	873
TOTALSTOCKHOLDERS EQUITY (CAPITAL DEFICIT)	(527,887)	(380,319)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$25,138	$42,553

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(Unaudited)

			(Expressed in United States Dollars)

					Cumulative From
					Date of Inception
	Three months ended		Six months ended		(April 21, 2003)
	June 30,		June 30,		to June 30,
	2013	2012	2013	2012	2013
Revenues
Consulting fees	$-	$-	$25,000	$-	$25,000

General and administration expenses
Audit fees	11,459		64,934	1,833	639,773
Freight	-	-	-	-	7,600
Insurance	-	-	-	-	186,297
Accounting, legal, engineering & consulting, investor relations	5,649	19,938	10,608	24,938	585,038
Management fees and stock based compensation (Note 6)	45,000	45,000	90,000	90,000	3,204,839
Office	1,497	106	2,252	266	80,615
Rent	-	-	1,670	-	3,942
Telephone and utilities	-	-	-	-	83,059
Transfer agent fees	2,524	3,090	5,897	3,090	60,645
Travel	157	3,148	2,064	9,269	318,694
Wages and benefits	-	-	-	-	86,588
Writedown on oil and gas leases	-	-	-	-	3,748,664
Gain on disposal of assets	-	-	-	-	(795,231)
Loss from operations	(66,286)	(71,282)	(152,425)	(129,396)	(8,185,523)
Other income (expenses)
Interest expense	(2,592)	(48,285)	(7,777)	(96,135)	(447,959)
Gain (loss) on settlement of loans payable (Note 4)	-	-	17,500	-	(3,441,190)
Financing expense	-	-	-	-	(2,269,106)
Change in fair value of derivative liability	-	-	-	-	1,974
Gain (Loss) on foreign exchange	(2,950)	2,967	(4,866)	5,098	(17,820)
Gain on write-off of payables	-	32,853	-	32,853	618,231
	(5,542)	(12,465)	4,857	(58,184)	(5,555,870)
Net loss from continuing operations	(71,828)	(83,747)	(147,568)	(187,580)	(13,741,393)

Loss from discontinued operations	-	-	-	-	(1,149,700)
Net loss for the period	(71,828)	(83,747)	(147,568)	(187,580)	(14,891,093)
Other Comprehensive Income
Foreign currency translation adjustments	-	-	-	-	873
Total Comprehensive Loss	$(71,828)	$(83,747)	$(147,568)	$(187,580)	$(14,890,220)

Loss per share - basic and diluted	($0.00)	($0.01)	($0.01)	($0.02)
Weighted average shares outstanding - basic and diluted	16,041,674	12,152,617	16,041,674	12,152,617

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Condensed Consolidated Interim Statements of Cash Flows
(Unaudited)

		(Expressed in United States Dollars)

			Cumulative From
			Date of Inception
	Six months ended		(April 21, 2003)
	June 30,		to June 30,
	2013	2012	2013
Operating Activities
Net loss for the period	$(147,568)	$(187,580)	$(14,891,093)
Adjustments to reconcile Loss for the year to cash flows used in operating activities
Impairment of investment in oil and gas leases	-	-	4,168,623
Gain on disposal of assets	-	-	(933,995)
Gain on liabilities write-off	-	(32,853)	(618,231)
Stock based compensation			1,925,380
Depreciation	-	-	277,578
Shares issued for services	-	-	105,000
Interest accrued on convertible debt	7,777	3,989	34,420
Unrealized foreign exchange	-	(1,133)	692
Gain (loss) on settlement of loan payable	(17,500)	-	3,441,190
Financing expense	-	-	2,269,106
Change in fair value of derivative liability	-	-	(1,974)
Changes in non-cash working capital items
Accounts receivable	-	-	-
Advances to related party	-	43,826	-
Accrued interest	-	92,146	352,554
Accounts payable	148,376	(49,945)	1,890,758
Cash used in operating activities	(8,915)	(131,550)	(1,979,992)

Investing Activities
Investment in oil and gas leases	-	-	(2,428,296)
Proceeds from the sale of working interests	-	-	650,000
Prepaids and deposits on oil and gas leases	-	-	(2,000,565)
Proceeds from sale of property and equipment	-	-	57,738
Purchase of property and equipment	-	-	(311,367)
Refund on oil and gas leases	-	-	75,000
Cash used in investing activities	-	-	(3,957,490)

Financing Activities
Proceeds on shares to be issued	-	-	303,850
Debt settlement	-	-	35,625
Repayments of loans payable	(8,500)	-	(78,500)
Proceeds from loans payable	-	154,840	5,675,772
Cash (used in) provided by financing activities	(8,500)	154,840	5,936,747

(Decrease)/increase in cash during the period	(17,415)	23,290	(735)
Effect of cumulative currency translation	-	-	873
Cash, beginning of the period	17,553	87	-
Cash, end of the period	$138	$23,377	$138

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Condensed Consolidated Interim Statements of Cash Flows
(Unaudited)

		(Expressed in United States Dollars)

			Cumulative From
			Date of Inception
	Six months ended		(April 21, 2003)
	June 30,		to June 30,
	2013	2012	2013

Supplemental Cash Flow information:
Interest paid	$-	$-	$35,000
Income taxes paid	-	-	-
Non-cash investing and financing activities:
Impairment in oil and gas leases	-	-	419,959
Investment in oil and gas leases in exchange for notes payable to Veneto	-	-	1,455,000
Shares issued for acquisition of mineral property interest	-	-	25,000
Transfer of leases in settlement of notes payable	-	-	1,455,000
Assignment of accounts payable from transfer of leases	-	-	193,764
Settlement of loan payable	-	-	1,481,469
Forgiveness of related party balances payable	-	-	1,027,791
Forgiveness of loan payable	-	-	311,400
Shares issued for property services	-	-	210,000
Exchange of accounts payable for convertible debt	-	-	100,000
Shares issued for data purchase	-	-	367,500
Shares issued on conversion of debt	-	-	818,451
Financing fee contributed by a principal stockholder	-	-	1,790,000
Shares issued for settlement of loans payable	-	-	3,744,091

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Capital Deficit)
For the Period from Date of Inception on April 21, 2003 to June 30, 2013

	(Expressed in United States Dollars)

		Par Value		Shares to be Issued		Accumulated Other
	Number of	@$0.001 Per	Additional Paid-in	(Subscriptions	Accumulated	Comprehensive	Total Capital
	Common Shares	Share	Capital	Receivable)	Deficit	Loss	Deficit
Balance, April 21, 2003	10	$-	$-	$-	$-	$-	$-
Adjustment for the issuance of common stock on recapitalization	3,758,040	3,758	(3,758)	-	-	-	-
	3,758,050	3,758	(3,758)	-	-	-	-
Adjustment to capital deficit of the Company at the recapitalization date	417,603	418	(945,307)	-	-	-	(944,889)
	4,175,653	4,176	(949,065)	-	-	-	(944,889)
Shares issued for management services (Note 7)	150,000	150	104,850	-	-	-	105,000
Currency translation adjustment	-	-	-	-	-	873	873
Net loss for the period	-	-	-	-	(626,985)	-	(626,985)
Balance, December 31, 2003	4,325,653	4,326	(844,215)	-	(626,985)	873	(1,466,001)
Shares issued for cash (Note 7)	1,000,000	1,000	24,000	-	-	-	25,000
Shares subscribed but unissued	-	27,500	-	-	-	-	27,500
Forgiveness of related party balances payable	-	-	1,027,791	-	-	-	1,027,791
Net income for the year	-	-	-	-	71,698	-	71,698
Balance, December 31, 2004	5,325,653	32,826	207,576	-	(555,287)	873	(314,012)
Shares subscribed but unissued	-	(27,500)	-	-	-	-	(27,500)
Shares issued for cash (Note 7)	2,750,000	2,750	24,750	-	-	-	27,500
Cancellation of shares (Note 7)	(5,437,932)	(5,438)	5,438	-	-	-	-
Compensation expense on share cancellation (Note 7)	-	-	44,720	-	-	-	44,720
Shares issued for loan payable settlement (Note 7)	89,500	90	125,210	-	-	-	125,300
Shares issued for cash (Note 7)	7,500	7	743	-	-	-	750
Stock based compensation	-	-	140,438	-	-	-	140,438
Net loss for the year	-	-	-	-	(1,036,098)	-	(1,036,098)
Balance, December 31, 2005	2,734,721	2,735	548,875	-	(1,591,385)	873	(1,038,902)

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Capital Deficit)
For the Period from Date of Inception on April 21, 2003 to June 30, 2013

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

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity (Capital Deficit)
For the Period from Date of Inception on April 21, 2003 to June 30, 2013

	(Expressed in United States Dollars)

		Par Value		Shares to be Issued		Accumulated Other
	Number of	@$0.001 Per	Additional Paid-in	(Subscriptions	Accumulated	Comprehensive	Total Capital
	Common Shares	Share	Capital	Receivable)	Deficit	Loss	Deficit
Balance, December 31, 2010	11,602,617	11,603	7,616,851	250,000	(10,536,274)	873	(2,656,947)
Shares issued for cash (Note 7)	500,000	500	249,500	(250,000)	-	-	-
Shares issued for loan payable settlement (Note 7)	50,000	50	50,450	-	-	-	50,500
Stock based compensation	-	-	93,250	-	-	-	93,250
Net loss for period	-	-	-	-	(1,509,589)	-	(1,509,589)
Balance, December 31, 2011	12,152,617	$12,153	$8,010,051	$-	$(12,045,863)	$873	$(4,022,786)
Shares issued for acquisition of mineral property interest (Note 3)	100,000	100	24,900	-	-	-	25,000
Shares issued for settlment of loans payable (Note 7)	750,000	750	3,743,341	-	-	-	3,744,091
Financing fee contributed	-	-	1,790,000	-	-	-	1,790,000
Shares issued upon conversion of debt (Note 7)	3,039,057	3,039	777,999	-	-	-	781,038
Net loss for period	-	-	-	-	(2,697,662)	-	(2,697,662)
Balance, December 31, 2012	16,041,674	$16,042	$14,346,291	$-	$(14,743,525)	$873	$(380,319)
Net loss for period	-	-	-	-	(147,568)	-	(147,568)
Balance, June 30, 2013	16,041,674	$16,042	$14,346,291	$-	$(14,891,093)	$873	$(527,887)

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2013
Unaudited
(Expressed in United States Dollars)

Note 1	NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

Maverick Minerals Corporation (“the Company”) was incorporated on August 27, 1998 under the Company Act of the State of Nevada, U.S.A. The Company is in the business of holding and developing mineral and resource properties. The Company is an exploration stage company that has not yet generated or realized any revenues from its principal business operations.

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

These accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2013, the Company has negative working capital of $552,887 and has an accumulated deficit of $14,891,093. The continuation of the Company is dependent upon obtaining a successful exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $400,000 to cover general and administrative expenses over the twelve months ending June 30, 2014 to continue operations. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $553,025. The Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to pursue explorations activities, and for other working capital purposes.

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
June 30, 2013
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

Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2013
Unaudited
(Expressed in United States Dollars)

Note 3	MINERAL PROPERTY

	June 30, 2013	December 31, 2012
Jarvis Island Property
Acquisition costs, common shares	$25,000	$-
Mineral property interests	$25,000	$-

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2013
Unaudited
(Expressed in United States Dollars)

Note 4	LOANS PAYABLE

The Company has the following loans payable:
	June 30, 2013	December 31, 2012
Mr. Alonzo B. Leavell	$20,000	$20,000
Ms. Nancy A. Vevoda	-	25,000
Bear Lair LLC	81,500	82,500
	$101,500	$127,500

These amounts are unsecured; bear no interest, with no specific terms of repayment.

During the six months ended June 30, 2013, the Company entered into a debt settlement agreement (the “Agreement”) with Ms. Nancy A. Vevoda and Bear Lair LLC (the “Creditors”) pursuant to which the Company agreed to pay $26,875 in full and final settlement of loans outstanding to the Creditors in the amount of $107,500.

The Company made an initial payment of $7,500 upon execution of the Agreement, which represented full settlement of the loan outstanding to Nancy A. Vevoda of $25,000, resulting in a gain on settlement of loans payable of $17,500.

The Company was required to make an additional payment of $19,375 on or before June 8, 2013 to settle the amount outstanding to Bear Lair LLC in the amount of $82,500. During the six months ended June 30, 2013, the Company made a payment of $1,000 against the amount outstanding to Bear Lair LLC and the remaining payment due of $18,375 was paid subsequent to June 30, 2013 in full and final settlement of the amount outstanding to Bear Lair LLC.

Note 5	CONVERTIBLE DEBT

On November 26, 2009, the Company issued a convertible note in the amount of $100,000 to a related party to settle an outstanding payable of $100,000. This convertible note is due on demand, and bears interest at 8% per annum. The debt, along with accrued interest of $32,566 at June 30, 2013, is convertible into common shares at a conversion rate of $0.30 per share.

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

Management fees of $45,000 and $90,000 were charged to expense in these financial statements for the three and six months ended June 30, 2013 (2012 - $45,000 and $90,000) respectively. Included in accounts payable and accrued liabilities at June 30, 2013 is $224,540 (December 31, 2012 -$129,971) owing to officers of the Company for accrued and unpaid management fees and for expenses incurred on behalf of the Company.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2013
Unaudited
(Expressed in United States Dollars)

Note 6	RELATED PARTY TRANSACTIONS – Continued

During the three and six months ended June 30, 2013, the Company incurred $2,592 and $7,777, respectively in interest charges on loans payable to a director of the Company. During the three and six months ended June 30, 2012 the Company incurred $48,285 and $96,135, respectively in interest charges on loans payable to companies controlled by a significant shareholder of the Company and to a director of the Company. Of these amounts $32,566 (December 31, 2012 -$24,789) was payable as at June 30, 2013.

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
June 30, 2013
Unaudited
(Expressed in United States Dollars)

Note 7	SHARE CAPITAL – continued

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
June 30, 2013
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
June 30, 2013
Unaudited
(Expressed in United States Dollars)

Note 8	STOCK OPTION PLAN

Stock options

The Company has a stock option plan which provides for the granting of up to 7,500,000 stock options to key employees, directors and consultants, of common shares of the Company. Under the stock option plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Board of Directors.

No stock options were issued during the six months ended June 30, 2013 and 2012.

The following is a summary of the status of the Company’s stock options as of June 30, 2013 and December 31, 2012 and the stock option activity during the periods then ended:

		Weighted Average
	Number of options	Exercise Price
Outstanding, December 31, 2011	1,295,000	$0.99
Expired	(145,000)	$0.40
Outstanding, December 31, 2012	1,150,000	$1.07
Expired	(50,000)	$1.50
Outstanding, June 30, 2013	1,100,000	$1.05

All options that were outstanding were exercisable at June 30, 2013 and December 31, 2012 as a result of all options being fully vested upon grant.

At June 30, 2013, the Company had 1,100,000 share purchase options outstanding. Each share purchase option is exercisable into one common share of the Company at an exercise price of $1.05 per share until August 20, 2015. These share purchase options had an aggregate intrinsic value of $Nil at June 30, 2013.

Note 9	SUBSEQUENT EVENTS

The Company entered into a loan agreement dated July 4, 2013 whereby the Company received a loan in the amount of $70,000 from a significant shareholder of the Company. The loan is unsecured and bears interest at 3% per annum and is due on June 30, 2015. The maturity date may be extended an additional twelve months at the request of the Company.

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

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with accounting principles generally accepted in the United States of America.

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

During fiscal 2013, we consulted to a private mining company, registered in Utah. We participated in certain land tenure and mine development activities relating to a gold resource held by the private mining company in central Utah. We have and will continue to invoice the private company from time to time as services are provided. These activities are seen by us as a form of on-going due diligence on the Utah property and may be lead to an acquisition, partnership or joint-venture going forward. No guarantee can be provided that any relationship will accrue beyond consultation and contract placements on preliminary mine development activities based on relationships we have developed over several years in the area.

Recent Corporate Developments

Since the commencement of our second quarter ended June 30, 2013, we experienced the following significant corporate developments:

  Following on previous disclosure, we continue to work with a private mineral resource company in Utah. We anticipate further ancillary consulting income in the third quarter from this source. No formal consulting agreement exists between the parties and consulting services are provided on an as needed basis. This arrangement will continue to position us to play an expanded role in the exploration and development of the Utah property although no formal agreements are presently in place. We will continue to offer land tenure and development services as requested and will continue to assess the suitability of the project for our shareholders.

  We entered into a loan agreement dated July 4, 2013 whereby we received a loan in the amount of $70,000 from a significant shareholder. The loan is unsecured and is bearing interest at 3% per annum and is due on June 30, 2015. The maturity date may be extended an additional twelve months at our request.

  We entered into a debt settlement agreement (the “Agreement”) with Ms. Nancy A. Vevoda and Bear Lair LLC (the “Creditors”) pursuant to which we agreed to pay $26,875 in full and final settlement of loans outstanding to the Creditors in the amount of $107,500. We made an initial payment of $7,500 upon execution of the Agreement, which represented full settlement of the loan outstanding to Nancy A. Vevoda of $25,000, and we were required to make an additional payment of $19,375 on or before June 8, 2013 to settle the amount outstanding to Bear Lair LLC in the amount of $82,500. During the second quarter of 2013, we made a payment of $1,000 against the amount outstanding to Bear Lair LLC and the remaining payment due of $18,375 was paid on July 4, 2013 in full and final settlement of the amount outstanding to Bear Lair LLC.

  The site visit to Jarvis Island proposed for the second quarter has been postponed until at least the third quarter of 2013. We anticipate continuing to meet all of the obligations required in 2013 for the exercise of our First Option under the terms of the Jarvis Island Option and Joint Venture Agreement entered into on June 08, 2012.

  We have incorporated a wholly-owned Canadian subsidiary, Maverick Minerals Canada Corporation, pursuant to the laws of a federal incorporation in Canada. As previously disclosed, we are involved in the due diligence of several mineral properties in the provinces of Ontario and Quebec in Canada. Should any agreements be entered into for either the outright acquisition of a mineral property in Canada or a joint- venture earn-in, we contemplate that we would acquire such a property in our wholly-owned Canadian subsidiary. No such agreements are imminent and no guarantee can be made that any such acquisition will be made.

Jarvis Island Option and Joint Venture Exploration Agreement

We entered into an Option and Joint Venture Exploration Agreement dated June 8, 2012 with Energold. Energold holds a 100% undivided right, title and interest in a group of mining claims situated in Thunder Bay, Ontario, Canada known as the Jarvis Island Property (the “Jarvis Property”). The Island is situated about 35 miles south of Thunder Bay about 5 km from the shore of Lake Superior near to the U.S. border (Minnesota). The property consists of 13.355 hectares and is believed to have mineral potential for the production of barite.

Pursuant to the terms of the agreement, Energold granted us the right, in the form of two options, to acquire an aggregate 51% working interest in the Jarvis Property subject to certain conditions, including the following:

1.

To exercise the first option and earn a 30% undivided interest in the Jarvis Property, we must: (i) issue to Energold 100,000 shares on or before June 29, 2012 (issued); (ii) issue to Energold an additional 100,000 shares on or before September 15, 2013; and (iii) incur a total of $200,000 in exploration expenditures on the Jarvis Property on or before September 15, 2014;

2.

To exercise the second option and earn an additional 21% undivided interest in the Jarvis Property, we must: (i) exercise the first option, (ii) issue to Energold a further 200,000 shares on or before September 15, 2015, and (iii) incur and additional $200,000 in exploration expenditures on the Jarvis Property on or before June 8, 2017;

3.

During the period that both options are outstanding and after the formation of the joint venture (hereinafter defined), we have agreed to act as operator of the Jarvis Property in consideration of certain management fees in an amount up to 10% on general exploration expenditures and other fees in an amount up to 5% on drilling or other major contract costs as further set out in the Agreement. Decisions regarding exploration and development of the Jarvis Property are determined by a committee;

4.

If we exercise the first option the parties agreed to participate in a joint venture (the “Joint Venture”) for the purpose of further exploration and development of Jarvis Property where the right to participate and the obligation to fund the Joint Venture will be apportioned 70% to Energold and 30% to Maverick and if we exercise the second option the Joint Venture will be apportioned 51% to Maverick and 49% to Energold; and

5.

If we have acquired a 51% undivided interest in the Jarvis Property as per the Agreement and a feasibility study is completed which demonstrates that the Jarvis Property may be profitably brought into production, then we have the right to elect to commit the necessary financing to place the Jarvis Property into production and thereby earn a 70% interest in the newly initiated mining project.

Pursuant to the terms of the Agreement both options will terminate and we will have no further interest in the Jarvis Property if we do not exercise the first option by September 15, 2014. If we exercise the first option but not the second option as contemplated in the Agreement then our interest in the Jarvis Property will be limited to the 30% undivided interest and any other interests provided for under the Agreement. Each party agreed to indemnify the other against any environmental liabilities in connection with any operating activities on the Jarvis Property. There is no assurance that we will exercise the option as planned or at all.

Plan of Operation

We have entered into a joint venture agreement for the development of Jarvis Island, a 33 acre island in western Lake Superior off the coast from Thunder Bay, Ontario with a history of exploration for Barite. Barite or barium sulphate is a stabilizing agent used in the drilling of oil and gas wells. A site visit to the island is planned as soon as practicable in 2013 to assess and plan preliminary geological work.

Management is reviewing mineral resource opportunities in Ontario and Quebec in Canada. These exploration properties are targets for base metals and silver. Further properties, located in Utah and Idaho, are in various stages of due diligence. The dominant targets on these U.S.A based mineral properties are silver lead and zinc and all have extensive historical workings. Management will review these opportunities diligently however no guarantee can be given that any transaction as outlined herein will occur in the time frame covered by this plan of operation.

We continue to retain a few small oil and gas leases in south central Texas. Management has no plans to invest further resources in oil and gas exploration in Texas on its own properties but will continue to assess possible projects in oil and gas in an effort to leverage the experience it has gained over the past several years in both drilling and production.

Cash Requirements during the Next Twelve Months

Our estimated expenses over the next twelve months are as follows:

Cash Requirements during the Next Twelve Months

Expense	($)
Cost to meet Joint Venture Requirements	200,000
Consulting Expenses	20,000
Professional Fees	20,000
General and Administrative expenses	160,000
Total	400,000

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

Results of Operations

Three and Six Month Summary

			Percentage				Percentage
	Three Months ended		Increase		Six months ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
	2013	2012			2013	2012
Revenue	$-	$-	N/A		$25,000	$-	N/A
General and administrative expenses	66,286	71,282	(7.0)%		177,425	129,396	37.1%
Other expenses (income)	5,542	12,465	(55.5%	)	(4,857)	58,184	(108.3%	)
Net loss	$(71,828)	$(83,747)	(14.2%	)	$(147,568)	$(187,580)	(21.3%	)

Revenues

During the first quarter of 2013 we had revenues of $25,000 relating to consulting services provided to a private mining company, registered in Utah. The Company participated in certain land tenure and mine development activities relating to a gold resource held by the private mining company in central Utah.

We have had no operating revenues for the three months ended June 30, 2013 or for the three and six months ended June 30, 2012.

General and Administrative

The major components of our general and administrative expenses for the periods are outlined in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Audit Fees	$11,459	$-	$64,934	$1,833
Accounting, legal, engineering & consulting, investor relations	5,649	19,938	10,608	24,938
Management fees and stock based compensation	45,000	45,000	90,000	90,000
Office	1,497	106	2,252	266
Rent	-	-	1,670	-
Transfer agent fees	2,524	3,090	5,897	3,090
Travel	157	3,148	2,064	9,269
Total Expenses	$66,286	$71,282	$177,425	$129,396

The decrease in our general and administrative expenses for the three months ended June 30, 2013 was primarily due to:

A decrease in travel expenses as a result of less corporate travel incurred by our President. There was also an increase in audit fees in the current period as a result of the delay in our annual audit and first quarter interim review in the comparative period, which was offset by a decrease in accounting, legal and consulting fees in the current period as a result of increased legal fees in the comparative period associated with loan agreements and the Option and Joint Venture Agreement entered into in that period.

The increase in our general and administrative expenses for the six months ended June 30, 2013 was primarily due to:

An increase in audit fees in the current period as a result of the delay in our annual audit and first quarter interim review in the comparative period, which was partially offset by a decrease in accounting, legal and consulting fees in the current period as a result of increased legal fees in the comparative period associated with loan agreements and the Option and Joint Venture Agreement entered into in that period.

Liquidity and Capital Resources

Working Capital

	June 30, 2013	December 31, 2012
Current Assets	$138	$17,553
Current Liabilities	553,025	422,872
Working Capital Deficit	$(552,887)	$(405,319)

Cash Flows
	Six months ended June 30,
	2013	2012
Cash used in Operating Activities	$(8,915)	$(131,550)
Cash provided by Investing Activities	-	-
Cash provided by (used in) Financing Activities	(8,500)	154,840
Net increase (decrease) in Cash	$(17,415)	$23,290

We had a cash balance of $138 and a working capital deficiency of $552,887 as of June 30, 2013 compared to cash of $17,553 and a working capital deficiency of $405,319 as of December 31, 2012. We anticipate that we will incur approximately $400,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Subsequent to June 30, 2013, we received additional funding in the form of a loan for $70,000, however, we will need to obtain additional financing in order to complete our full business plan.

Cash used in operating activities for the six month period ended June 30, 2013 was $8,915 as compared to cash used in operating activities for the same period in 2012 of $131,550. Cash used in operating activities has decreased during the current period primarily as a result of a $148,376 increase in accounts payable and accrued liabilities during the current period.

There were no investing activities during the six month periods ended June 30, 2013 and 2012.

Cash used in financing activities for the six month period ended June 30, 2013 was $8,500 compared to cash provided by financing activities for the same period in 2012 of $154,840. The decrease in cash provided by financing activities was primarily due to the settlement of an outstanding loan of $25,000 in the current period for a cash payment of $7,500 and a $1,000 payment in the current period towards an outstanding loan in the amount of $82,500, which was settled subsequently for an additional payment of $18,375.

Loans Payable

The Company has the following loans outstanding as of June 30, 2013:

	June 30, 2013	December 31, 2012
Nancy A. Vevoda	$-	$25,000
Mr. Alonzo B. Leavell	20,000	20,000
Bear Lair LLC	81,500	82,500
	$101,500	$127,500

Loans payable are unsecured; bear no interest, and have no specific terms of repayment, except as described below. During the six months ended June 30, 2013, the Company entered into a debt settlement agreement (the “Agreement”) with Ms. Nancy A. Vevoda and Bear Lair LLC (the “Creditors”) pursuant to which the Company agreed to pay $26,875 in full settlement of loans outstanding to the Creditors in the amount of $107,500. The Company made an initial payment of $7,500 upon execution of the Agreement, which represented full settlement of the loan outstanding to Nancy A. Vevoda of $25,000, resulting in a gain on settlement of loans payable of $17,500. The Company was required to make an additional payment of $19,375 on or before June 8, 2013 to settle the amount outstanding to Bear Lair LLC in the amount of $82,500. During the six months ended June 30, 2013, the Company made a payment of $1,000 against the amount outstanding to Bear Lair LLC and the remaining payment due of $18,375 was paid subsequent to June 30, 2013 in full settlement of the amount outstanding to Bear Lair LLC.

Going Concern

Our interim financial statements for the quarter ended June 30, 2013 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders and creditors, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of June 30, 2013, we had cash of $138 and we estimate that we will require approximately $400,000 for costs associated with our plan of operation and operating expenses over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of June 30, 2013 and we have concluded that, as of June 30, 2013, our disclosure controls and procedures were ineffective based on the following material weaknesses:

(i)

Lack of a sufficient number of independent directors for our board and audit committee. We currently have no independent director on our board, which is comprised of one director. As a publicly-traded company, we strive to have a majority of our board of directors be independent;

(ii)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the period ended June 30, 2013, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

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

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Likelihood of Continued Losses from Operations and Ability To Continue As A Going Concern.

The Company has had no significant revenue from operations and has incurred cumulative losses from inception through June 30, 2013 of $14,891,093 Losses are expected to continue until such time as the Company can economically produce and sell materials from the Jarvis Island Property and/or otherwise commence planned principal operations. Continued losses will require that the Company raise additional funds by equity or debt financing, failing which the Company will not be able to continue operations. Management cannot provide assurances that this will occur.

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

We had a working capital deficiency of $552,887 as of June 30, 2013. We will require additional funds, either from equity or debt financing, to maintain our daily operations and to implement our plan of operation. Obtaining additional financing is subject to a number of factors, including market commodities prices, investor acceptance of our interest pursuant to the Jarvis Island Property Agreement, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

Our by-laws provide for the indemnification of our directors and officers to the fullest extent legally permissible under the Nevada corporate law against all expenses, liability and loss reasonably incurred or suffered by them in connection with any action, suit or proceeding. Furthermore, our by-laws provide that our board of directors may cause our company to purchase and maintain insurance for our directors and officers

Our by-laws do not contain anti-takeover provisions and thus our management and directors may change if there is a take-over of our company.

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

Robert Kinloch
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	August 14, 2013