Form 10-Q
period 2013-09-30
MAVERICK MINERALS CORP
filed 2013-11-14
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes [X]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:
As of November 14, 2013, there were 16,141,674 shares of common stock, par value $0.001, outstanding.

ii

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Condensed Consolidated Interim Financial Statements

Maverick Minerals Corporation
(An Exploration Stage Company)

September 30, 2013

(Expressed in United States dollars)

Maverick Minerals Corporation
(An Exploration Stage Company)
Condensed Consolidated Interim Balance Sheets
(Unaudited)

	(Expressed in United States Dollars)
	September 30,	December 31
	2013	2012

Current Assets
Cash	$2,386	$17,553
Accounts receivable	4,000	-
	6,386	17,553
Long Term asset
Mineral properties (Note 3)	28,000	25,000
TOTAL ASSETS	$34,386	$42,553

Current Liabilities
Accounts payable and accrued liabilities (Note 6)	$336,229	$170,583
Convertible debt (Notes 5 and 6)	135,239	124,789
Loans payable (Note 4)	20,000	127,500
	491,468	422,872
Loans payable (Notes 4 and 6)	70,000	-
TOTAL LIABILITIES	561,468	422,872

Capital Deficit
Capital Stock (Note 7)
Authorized: 750,000,000 common shares at $0.001 par value Issued and fully paid 16,141,674 (2012 - 16,041,674) common shares Par value	16,142	16,042
100,000,000 preferred shares at $0.001 par value
Issued and fully paid Nil (2012 - Nil) preferred shares
Par value	-	-
Additional paid-in capital	14,349,191	14,346,291
Deficit, accumulated during the exploration stage	(14,893,288)	(14,743,525)
Accumulated other comprehensive income	873	873
TOTALSTOCKHOLDERS EQUITY (CAPITAL DEFICIT)	(527,082)	(380,319)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$34,386	$42,553

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(Unaudited)

			(Expressed in United States Dollars)

					Cumulative From
					Date of Inception
	Three months ended		Nine months ended		(April 21, 2003)
	September 30,		September 30,		to September 30,
	2013	2012	2013	2012	2013
Revenues
Consulting fees	$12,000	$-	$37,000	$-	$37,000

General and administration expenses
Audit fees	17,233	76,638	82,167	78,471	657,006
Freight	-	-	-	-	7,600
Insurance	-	-	-	-	186,297
Accounting, legal, engineering & consulting, investor relations	6,652	21,297	17,260	46,235	591,690
Management fees and stock based compensation	45,000	45,000	135,000	135,000	3,249,839
Office	466	1,180	2,718	1,447	81,081
Rent	-	-	1,670	-	3,942
Telephone and utilities	-	-	-	-	83,059
Transfer agent and filing fees	3,083	7,827	8,980	10,917	63,728
Travel	2,234	4,275	4,298	13,544	320,928
Wages and benefits	-	-	-	-	86,588
Writedown on oil and gas leases	-	-	-	-	3,748,664
Gain on disposal of assets	-	-	-	-	(795,231)
	74,668	156,217	252,093	285,614	8,285,191
Loss from operations	(62,668)	(156,217)	(215,093)	(285,614)	(8,248,191)
Other income (expenses)
Interest expense	(3,179)	(18,046)	(10,956)	(114,181)	(451,138)
Gain (loss) on settlement of loans payable (Note 4)	63,100	-	80,600	-	(3,378,090)
Financing expense	-	(2,269,106)	-	(2,269,106)	(2,269,106)
Change in fair value of derivative liability	-	-	-	-	1,974
Gain (Loss) on foreign exchange	552	(5,345)	(4,314)	(247)	(17,268)
Gain on write-off of payables	-	12,266	-	45,119	618,231
	60,473	(2,280,231)	65,330	(2,338,415)	(5,495,397)
Net loss from continuing operations	(2,195)	(2,436,448)	(149,763)	(2,624,029)	(13,743,588)

Loss from discontinued operations	-	-	-	-	(1,149,700)
Net loss for the period	(2,195)	(2,436,448)	(149,763)	(2,624,029)	(14,893,288)
Other Comprehensive Income
Foreign currency translation adjustments	-	-	-	-	873
Total Comprehensive Loss	$(2,195)	$(2,436,448)	$(149,763)	$(2,624,029)	$(14,892,415)

Loss per share - basic and diluted	($0.00)	($0.19)	($0.01)	($0.21)
Weighted average shares outstanding - basic and diluted	16,060,152	12,681,964	16,047,901	12,330,354

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Condensed Consolidated Interim Statements of Cash Flows
(Unaudited)

	(Expressed in United States Dollars)

			Cumulative From
			Date of Inception
	Nine months ended		(April 21, 2003)
	September 30,		to September 30,
	2013	2012	2013
Operating Activities
Loss for the period	$(149,763)	$(2,624,029)	$(14,893,288)
Adjustments to reconcile Loss for the year to cash flows used in operating activities
Impairment of investment in oil and gas leases	-	-	4,168,623
Gain on disposal of assets	-	-	(933,995)
Gain on liabilities write-off	-	(45,119)	(618,231)
Stock based compensation			1,925,380
Depreciation	-	-	277,578
Shares issued for services	-	-	105,000
Interest accrued on convertible debt	10,956	6,139	37,599
Unrealized foreign exchange	-	2,624	692
(Gain)/Loss on settlement of loan payable	(80,600)	-	3,378,090
Financing expense	-	2,269,106	2,269,106
Change in fair value of derivative liability	-	-	(1,974)
Changes in non-cash working capital items
Accounts receivable	(4,000)	-	(4,000)
Advances to related party	-	43,826	-
Accrued interest	-	108,007	352,554
Accounts payable	165,140	84,586	1,907,522
Cash used in operating activities	(58,267)	(154,860)	(2,029,344)

Investing Activities
Investment in oil and gas leases	-	-	(2,428,296)
Proceeds from the sale of working interests	-	-	650,000
Prepaids and deposits on oil and gas leases	-	-	(2,000,565)
Proceeds from sale of property and equipment	-	-	57,738
Purchase of property and equipment	-	-	(311,367)
Refund on oil and gas leases	-	-	75,000
Cash used in investing activities	-	-	(3,957,490)

Financing Activities
Proceeds on shares to be issued	-	-	303,850
Debt settlement	-	-	35,625
Repayments of loans payable	(26,900)	-	(96,900)
Proceeds from loans payable	70,000	307,302	5,745,772
Cash (used in)/provided by financing activities	43,100	307,302	5,988,347

(Decrease)/Increase in cash during the period	(15,167)	152,442	1,513
Effect of cumulative currency translation	-	-	873
Cash, beginning of the period	17,553	87	-
Cash, end of the period	$2,386	$152,529	$2,386

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Condensed Consolidated Interim Statements of Cash Flows
(Unaudited)

		(Expressed in United States Dollars)

			Cumulative From
			Date of Inception
	Nine months ended		(April 21, 2003)
	September 30,		to September 30,
	2013	2012	2013

Supplemental Cash Flow information:
Interest paid	$-	$-	$35,000
Income taxes paid	-	-	-
Non-cash investing and financing activities:
Impairment in oil and gas leases	-	-	419,959
Investment in oil and gas leases in exchange for notes payable to Veneto	-	-	1,455,000
Shares issued for acquisition of mineral property in	3,000	25,000	28,000
Transfer of leases in settlement of notes payable	-	-	1,455,000
Assignment of accounts payable from transfer of lea	-	-	193,764
Settlement of loan payable	-	-	1,481,469
Forgiveness of related party balances payable	-	-	1,027,791
Forgiveness of loan payable	-	-	311,400
Shares issued for property services	-	-	210,000
Exchange of accounts payable for convertible debt	-	-	100,000
Shares issued for data purchase	-	-	367,500
Shares issued on conversion of debt	-	-	818,451
Financing fee contributed by a principal stockholder	-	1,790,000	1,790,000
Shares issued for settlement of loans payable	-	3,744,091	3,744,091

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from Date of Inception on April 21, 2003 to September 30, 2013

	Number of	Par Value		Shares to be		Accumulated
	Common	@$0.001 Per	Additional Paid-in	Issued	Accumulated	Other	Total Capital
	Shares	Share	Capital	(Subscriptions	Deficit	Comprehensive	Deficit
Balance, April 21, 2003	10	$-	$-	$-	$-	$-	$-
Adjustment for the issuance of common stock on recapitalization	3,758,040	3,758	(3,758)	-	-	-	-
	3,758,050	3,758	(3,758)	-	-	-	-
Adjustment to capital deficit of the Company at the recapitalization date	417,603	418	(945,307)	-	-	-	(944,889)
	4,175,653	4,176	(949,065)	-	-	-	(944,889)
Shares issued for management services (Note 7)	150,000	150	104,850	-	-	-	105,000
Currency translation adjustment	-		-	-	-	873	873
Net loss for the period	-		-	-	(626,985)	-	(626,985)
Balance, December 31, 2003	4,325,653	4,326	(844,215)	-	(626,985)	873	(1,466,001)
Shares issued for cash (Note 7)	1,000,000	1,000	24,000	-	-	-	25,000
Shares subscribed but unissued	-	27,500	-	-	-	-	27,500
Forgiveness of related party balances payable	-	-	1,027,791	-	-	-	1,027,791
Net income for the year	-	-	-	-	71,698	-	71,698
Balance, December 31, 2004	5,325,653	32,826	207,576	-	(555,287)	873	(314,012)
Shares subscribed but unissued	-	-27,500	-	-	-	-	(27,500)
Shares issued for cash (Note 7)	2,750,000	2,750	24,750	-	-	-	27,500
Cancellation of shares (Note 7)	(5,437,932)	-5,438	5,438	-	-	-	-
Compensation expense on share cancellation (Note 7)	-		44,720	-	-	-	44,720
Shares issued for loan payable settlement (Note 7)	89,500	90	125,210	-	-	-	125,300
Shares issued for cash (Note 7)	7,500	7	743	-	-	-	750
Stock based compensation	-		140,438	-	-	-	140,438
Net loss for the year	-		-	-	(1,036,098)	-	(1,036,098)
Balance, December 31, 2005	2,734,721	$2,735	$548,875	$-	$(1,591,385)	$873	$(1,038,902)

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from Date of Inception on April 21, 2003 to September 30, 2013

	Number of	Par Value		Shares to be		Accumulated
	Common	@$0.001 Per	Additional Paid-in	Issued	Accumulated	Other	Total Capital
	Shares	Share	Capital	(Subscriptions	Deficit	Comprehensive	Deficit
Balance, December 31, 2005	2,734,721	$2,735	$548,875	$-	$(1,591,385)	$873	$(1,038,902)
Shares issued for cash (Note 7)	6,000	6	594	(600)	-	-	-
Stock based compensation	-		11,401	-	-	-	11,401
Net loss for the year	-		-	-	(128,774)	-	(128,774)
Balance, December 31, 2006	2,740,721	2,741	560,870	(600)	(1,720,159)	873	(1,156,275)
Net loss for the year	-		-	-	(192,410)	-	(192,410)
Balance, December 31, 2007	2,740,721	2,741	560,870	(600)	(1,912,569)	873	(1,348,685)
Share subscriptions paid (Note 7)	-		-	600	-	-	600
Net income for the year	-		-	-	109,951	-	109,951
Balance, December 31, 2008	2,740,721	2,741	560,870	-	(1,802,618)	873	(1,238,134)
Cancellation of shares (Note 7)	-2,000,000	-2,000	2,000	-	-	-	-
Shares issued for loan payable settlement (Note 7)	8,950,000	8,950	3,571,050	-	-	-	3,580,000
Shares issued for loan payable settlement (Note 7)	436,000	436	217,564	-	-	-	218,000
Shares issued for consulting services (Note 7)	350,000	350	209,650	-	-	-	210,000
Stock based compensation	-		43,321	-	-	-	43,321
Net loss for the year	-		-	-	(3,433,469)	-	(3,433,469)
Balance, December 31, 2009	10,476,721	10,477	4,604,455	-	(5,236,087)	873	(620,282)
Shares issued upon conversion of debt (Note 7)	49,925	50	37,363	-	-	-	37,413
Shares issued for loan payable settlement (Note 7)	725,971	726	1,015,633	-	-	-	1,016,359
Shares issued for data purchase (Note 7)	350,000	350	367,150	-	-	-	367,500
Stock based compensation	-		1,592,250	-	-	-	1,592,250
Shares to be issued (Note 7)	-		-	250,000	-	-	250,000
Net loss for the year	-		-	-	(5,300,187)	-	(5,300,187)
Balance, December 31, 2010	11,602,617	$11,603	$7,616,851	$250,000	$(10,536,274)	$873	$(2,656,947)

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from Date of Inception on April 21, 2003 to September 30, 2013

					(Expressed in United States Dollars)

	Number of	Par Value		Shares to be		Accumulated
	Common	@$0.001 Per	Additional Paid-in	Issued	Accumulated	Other	Total Capital
	Shares	Share	Capital	(Subscriptions	Deficit	Comprehensive	Deficit
Balance, December 31, 2010	11,602,617	$11,603	$7,616,851	$250,000	$(10,536,274)	$873	$(2,656,947)
Shares issued for cash (Note 7)	500,000	500	249,500	(250,000)	-	-	-
Shares issued for loan payable settlement (Note 7)	50,000	50	50,450	-	-	-	50,500
Stock based compensation	-		93,250	-	-	-	93,250
Net loss for period	-		-	-	(1,509,589)	-	(1,509,589)
Balance, December 31, 2011	12,152,617	12,153	8,010,051	-	(12,045,863)	873	(4,022,786)
Shares issued for acquisition of mineral property interest (Note 3)	100,000	100	24,900	-	-	-	25,000
Shares issued for settlment of loans payable (Note 7)	750,000	750	3,743,341	-	-	-	3,744,091
Financing fee contributed	-		1,790,000	-	-	-	1,790,000
Shares issued upon conversion of debt (Note 7)	3,039,057	3,039	777,999	-	-	-	781,038
Net loss for period	-		-	-	(2,697,662)	-	(2,697,662)
Balance, December 31, 2012	16,041,674	16,042	14,346,291	-	(14,743,525)	873	(380,319)
Shares issued for acquisition of mineral property interest (Note 3)	100,000	100	2,900	-	-	-	3,000
Net loss for period	-		-	-	(149,763)	-	(149,763)
Balance, September 30, 2013	16,141,674	$16,142	$14,349,191	$-	$(14,893,288)	$873	$(527,082)

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2013
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

These accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2013, the Company has negative working capital of $485,082 and has an accumulated deficit of $14,893,288. The continuation of the Company is dependent upon obtaining a successful exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $400,000 to cover exploration, general and administrative expenses over the twelve months ending September 30, 2014 to continue operations. In addition to funding the Company’s exploration, general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $491,468. The Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to pursue explorations activities, and for other working capital purposes.

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
September 30, 2013
Unaudited
(Expressed in United States Dollars)

Note 2	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual financial statements in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading.

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

Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

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

Financial Instruments

The Company’s financial instruments, consisting of cash, accounts receivable, accounts payable and accrued liabilities, and short-term loans payable are carried at cost, which management believes approximates the fair values due to their short term or demand nature. The fair value of convertible debt approximates the book value as noted below. The fair value for long-term loans payable is estimated at $62,472 as noted below.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2013
Unaudited
(Expressed in United States Dollars)

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

The Company’s convertible debt and long term debt are based on Level 2 inputs in the fair value hierarchy. The Company determined that the fair value of the convertible debt outstanding at September 30, 2013 and December 31, 2012 was equal to its book value based on its demand nature, current borrowing rates, and its conversion price. The fair value for long-term loans payable is estimated at $62,472 (December 31, 2012: $Nil) using an estimated market interest rate of 10%.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2013
Unaudited
(Expressed in United States Dollars)

Note 3	MINERAL PROPERTY

	September 30, 2013	December 31, 2012
Jarvis Island Property
Acquisition costs, common shares	$28,000	$25,000
Mineral property interests	$28,000	$25,000

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

To exercise the first option and earn a 30% undivided interest in the Property, the Company must (i) issue to Energold 100,000 shares on or before June 29, 2012 (issued at a value of $25,000); (ii) issue to Energold an additional 100,000 shares on or before September 15, 2013 (issued at a value of $3,000); and (iii) incur a total of $200,000 in exploration expenditures on the Jarvis Property on or before September 15, 2014.

To exercise the second option and earn an additional 21% undivided interest in the Property, the Company must exercise the first option and issue a further 200,000 common shares on or before September 15, 2015 and incur an additional $200,000 in exploration expenditures on the Property on or before June 8, 2017.

If the Company exercises the first option the parties agreed to participate in a joint venture (the “Joint Venture”) for the purpose of further exploration and development of the Jarvis Property where the right to participate and the obligation to fund the Joint Venture will be apportioned 70% to Energold and 30% to Maverick and if Maverick exercises the second option the Joint Venture will be apportioned 51% to Maverick and 49% to Energold.

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2013
Unaudited
(Expressed in United States Dollars)

Note 4	LOANS PAYABLE

The Company has the following loans payable:

	September 30, 2013	December 31, 2012
Mr. Alonzo B. Leavell (1)	$20,000	$20,000
Ms. Nancy A. Vevoda (1)	-	25,000
Bear Lair LLC (1)	-	82,500
Energold Minerals Inc.	70,000	-
	90,000
Less; current portion	(20,000)
	$70,000	$127,500

(1)These amounts are unsecured; bear no interest, with no specific terms of repayment.

On July 4, 2013, the Company entered into a loan agreement whereby the Company received a loan in the amount of $70,000 from a significant shareholder of the Company. The loan is unsecured, bears interest at 3% per annum and is due on June 30, 2015. The maturity date of the loan may be extended an additional twelve months at the request of the Company.

During the nine months ended September 30, 2013, the Company entered into a debt settlement agreement (the “Agreement”) with Ms. Nancy A. Vevoda and Bear Lair LLC (the “Creditors”) pursuant to which the Company agreed to pay $26,900 in full and final settlement of loans outstanding to the Creditors in the amount of $107,500, resulting in a gain on settlement of loans payable of $80,600. Of the total, the Company made an initial payment of $7,500 upon execution of the Agreement on March 7, 2013, representing full settlement of the loan outstanding to Nancy A. Vevoda of $25,000 resulting in a gain on settlement of loans payable of $17,500. The Company made a final payment of $18,400 during the three months ended September 30, 2013, resulting in a gain on settlement of loans payable of $63,100 during the three months ended September 30, 2013.

Note 5	CONVERTIBLE DEBT

On November 26, 2009, the Company issued a convertible note in the amount of $100,000 to a related party to settle an outstanding payable of $100,000. This convertible note is due on demand, and bears interest at 8% per annum. The debt, along with accrued interest of $35,239 at September 30, 2013, is convertible into common shares at a conversion rate of $0.30 per share.

Note 6	RELATED PARTY TRANSACTIONS

Effective September 23, 2010, the Company entered into two consulting agreements, one with the President, CEO and CFO (the “President”) and one with the Secretary and Treasurer (the “Secretary”). As consideration for the performance of consulting services under the agreement, the Company agreed to pay the President $10,000 per month and the Secretary $5,000 per month, respectively. Under the agreement the President and the Secretary were also granted stock options to acquire 700,000 and 400,000 shares of common stock, respectively, at an exercise price of $1.05 per share until August 20, 2015 in accordance with the terms of the Company’s 2009 Stock Option Plan. The agreement is for a term of three years. The terms of these agreements expired during the nine months ended September 30, 2013 and the agreements were not renewed.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2013
Unaudited
(Expressed in United States Dollars)

Note 6	RELATED PARTY TRANSACTIONS – Continued

Management fees of $45,000 and $135,000 were charged to expense in these financial statements for the three and nine months ended September 30, 2013 (2012 - $45,000 and $135,000) respectively. Included in accounts payable and accrued liabilities at September 30, 2013 is $259,973 (December 31, 2012 - $129,971) owing to officers of the Company for accrued and unpaid management fees and for expenses incurred on behalf of the Company.

During the three and nine months ended September 30, 2013, the Company incurred $3,179 and $10,956, respectively in interest charges on loans payable to a director of the Company and a significant shareholder of the Company. During the three and nine months ended September 30, 2012 the Company incurred $18,011 and $114,181, respectively in interest charges on loans payable to companies controlled by a significant shareholder of the Company and to a director of the Company. Of these amounts, $35,745 (December 31, 2012 - $24,789) was payable as at September 30, 2013.

During the nine months ended September 30, 2012, pursuant to a Share Transfer Agreement between a former significant shareholder of the Company and Energold, the former significant shareholder of the Company agreed to sell 8,950,000 common shares of the Company for $1,000 to Energold under the condition that Energold agree to advance the Company an unsecured loan of $150,000. As the share transfer was conditional upon Energold making a loan to the Company, the Company recorded the fair value of the shares transferred on behalf of the Company as a financing fee with a corresponding credit to additional paid-in capital. The fair value of the shares of $1,790,000 was determined with reference to their quoted market price on the date of issuance.

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
September 30, 2013
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
September 30, 2013
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

On August 7, 2012, the Company issued 750,000 common shares in settlement of promissory notes outstanding of $3,387,743 and accrued interest therein of $356,348. The amount of the settlement was recorded as a credit to additional paid-in capital during the year ended December 31, 2012.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2013
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

On September 13, 2013, the Company issued 100,000 common shares pursuant to the acquisition of a mineral property interest. The fair value of the shares of $3,000 was determined with reference to their quoted market price on the date of issuance.

Note 8	STOCK OPTION PLAN

Stock options

The Company has a stock option plan which provides for the granting of up to 7,500,000 stock options to key employees, directors and consultants, of common shares of the Company. Under the stock option plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Board of Directors.

No stock options were issued during the nine months ended September 30, 2013 and 2012.

The following is a summary of the status of the Company’s stock options as of September 30, 2013 and December 31, 2012 and the stock option activity during the periods then ended:

		Weighted Average
	Number of options	Exercise Price
Outstanding, December 31, 2011	1,295,000	$0.99
Expired	(145,000)	$0.40
Outstanding, December 31, 2012	1,150,000	$1.07
Expired	(50,000)	$1.50
Outstanding, September 30, 2013	1,100,000	$1.05

All options that were outstanding were exercisable at September 30, 2013 and December 31, 2012 as a result of all options being fully vested upon grant.

At September 30, 2013, the Company had 1,100,000 share purchase options outstanding. Each share purchase option is exercisable into one common share of the Company at an average exercise price of $1.05 per share until August 20, 2015. These share purchase options had an aggregate intrinsic value of $Nil at September 30, 2013.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2013
Unaudited
(Expressed in United States Dollars)

Note 9	PRIOR PERIOD

In order to present the effect of the following financial statement adjustments for the year ended December 31, 2012 in the appropriate interim period, the comparative financial statements for the nine months ended September 30, 2012 have been recast as described below:

i)
On August 7, 2012, the Company issued 750,000 common shares in settlement of promissory notes outstanding of $3,387,743 and accrued interest therein of $356,348 to a significant shareholder of the Company. In connection with this transaction during the comparative nine month period ended September 30, 2013, the Company recorded a gain on settlement of loans payable of $3,594,091, being the difference between the fair value of the common shares issued and the fair value of the debt settled. However, during the fourth quarter of the year ended December 31, 2012, the Company determined that the transaction should be recorded as a credit to additional paid in capital with no gain recorded (Note 7).

ii)
Further, during the fourth quarter of the year ended December 31, 2012, the Company determined that pursuant to a Share Transfer Agreement between a significant shareholder of the Company and Energold (Note 6), the Company should have recorded a financing fee of $1,790,000 with a corresponding credit to additional paid-in capital.

The financial statement adjustments had the following impact on the condensed consolidated interim statement of operations and comprehensive loss for the three and nine months ended September 30, 2012:

	As Previously
	Reported	Adjustments	As Adjusted
Three months ended September 30, 2012
Net gain (loss) from continuing operations	$2,947,643	$(5,384,091)	$(2,436,448)
Total Comprehensive (Gain) Loss	2,947,643	(5,384,091)	(2,436,448)
(Gain) Loss per share - basic and diluted	$0.23	$(0.42)	$(0.19)

Nine months ended September 30, 2012
Net gain (loss) from continuing operations	$2,760,062	$(5,384,091)	$(2,624,029)
Total Comprehensive (Gain) Loss	2,760,062	(5,384,091)	(2,624,029)
(Gain) Loss per share - basic and diluted	$0.22	$(0.43)	$(0.21)

The effect of the financial statement adjustment did not impact the net cash used in operating activities, investing activities, or financing activities on the consolidated statement of cash flows for the nine month period ended September 30, 2012.

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

As used in this report, the terms “we”, “us”, “our”, the “Company” and “Maverick” mean Maverick Minerals Corporation and our subsidiaries, Eskota Energy Corporation and Maverick Minerals Canada Corporation, unless otherwise indicated.

Our Current Business

We are currently an exploration stage company engaged in the acquisition, exploration, and development of prospective oil and gas properties and mineral properties.

During fiscal 2013, we have been consulting to a private mining company, registered in Utah. We participated in certain land tenure and mine development activities relating to a gold resource held by the private mining company in central Utah. We have and will continue to invoice the private company from time to time as services are provided. These activities are seen by the Company as a form of on-going due diligence on the Utah property and may lead to an acquisition, partnership or joint-venture going forward. No guarantee can be provided that any relationship will accrue beyond consultation and contract placements on preliminary mine development activities based on relationships we have developed over several years in the area.

In the third quarter Maverick management participated in on site visits to Utah to facilitate permitting and development of the private mining venture. The mining property in Utah, for which Maverick is providing consulting services, is controlled by a significant shareholder of the Company. Maverick has no equity interest in the property. Preliminary engineering work is ongoing to determine economic feasibility.

Recent Corporate Developments

Since the commencement of our third quarter ended September 30, 2013, we experienced the following significant corporate developments:

During the third quarter, we undertook a site visit to an operating barite processing plant in north eastern Ontario, Canada, whose publically-traded parent company is the subject of a corporate re-organization. The barite plant processes barite from a small mine off-site. It processes the barite at a mill that is situated on a copper-molybdenum deposit that is neither a reserve nor a resource but is the subject of significant historical drilling with defined CU-MO mineralization. The parent company holds a second property, a gold exploration property in Mexico. We believe that either of these properties may be suitable acquisition targets and we have undertaken a review of both properties in conjunction with a potential joint venture partner.

We are awaiting the release of a NI 43-101 technical report on a silver-zinc property held by a private company which is controlled by a significant shareholder of our company. We have visited the property to review its suitability as an investment. There is presently no financing in place that would allow for any cash consideration for the property should we choose to enter into a negotiation for the property. We will continue to review our options once the technical report is released.

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

We issued a second tranche of 100,000 shares as part of our obligations required for the exercise of our First Option under the terms of the Jarvis Island Option and Joint Venture Agreement entered into on June 8, 2012.We remain current on our contractual obligations under the Option and Joint Venture agreement at the Jarvis Island property. Preliminary work to establish access to the island from Thunder Bay in order to deploy geological contractors to retrieve ground samples was undertaken in the third quarter.

Jarvis Island Option and Joint Venture Exploration Agreement

We entered into an Option and Joint Venture Exploration Agreement dated June 8, 2012 with Energold Minerals Inc. (“Energold”). Energold holds a 100% undivided right, title and interest in a group of mining claims situated in Thunder Bay, Ontario, Canada known as the Jarvis Island Property (the “Jarvis Property”). The property is situated about 35 miles south of Thunder Bay, Ontario, about 5 km from the shore of Lake Superior near to the U.S. border (Minnesota). The property consists of 13.355 hectares and is believed to have mineral potential for the production of barite.

Pursuant to the terms of the agreement, Energold granted us the right, in the form of two options, to acquire an aggregate 51% working interest in the Jarvis Property subject to certain conditions, including the following:

1.

To exercise the first option and earn a 30% undivided interest in the Jarvis Property, we must: (i) issue to Energold 100,000 shares on or before June 29, 2012 (issued); (ii) issue to Energold an additional 100,000 shares on or before September 15, 2013 (issued); and (iii) incur a total of $200,000 in exploration expenditures on the Jarvis Property on or before September 15, 2014;

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

4.

If we exercise the first option the parties agreed to participate in a joint venture (the “Joint Venture”) for the purpose of further exploration and development of the Jarvis Property where the right to participate and the obligation to fund the Joint Venture will be apportioned 70% to Energold and 30% to Maverick and if we exercise the second option the Joint Venture will be apportioned 51% to Maverick and 49% to Energold; and

5.

If we have acquired a 51% undivided interest in the Jarvis Property as per the Agreement and a feasibility study is completed which demonstrates that the Jarvis Property may be profitably brought into production, then we have the right to elect to commit the necessary financing to place the Jarvis Property into production and thereby earn a 70% interest in the newly initiated mining project.

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

We are reviewing mineral resource opportunities in Ontario and Quebec in Canada. These exploration properties are targets for base metals, gold and silver. Further properties, located in Utah and Idaho, are in various stages of due diligence. The dominant targets on these U.S.A based mineral properties are silver lead and zinc and all have extensive historical workings. Management will review these opportunities diligently however no guarantee can be given that any transaction as outlined herein will occur in the time frame covered by this plan of operation.

We continue to retain a few small oil and gas leases in south central Texas. We have no plans to invest further resources in oil and gas exploration in Texas on our own properties but will continue to assess possible projects in oil and gas in an effort to leverage the experience hawse have gained over the past several years in both drilling and production.

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

Results of Operations

Three and Nine Month Summary

			Percentage			Percentage
	Three Months ended		Increase	Nine months ended		Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2013	2012		2013	2012

Revenue	$12,000	$-	N/A	$37,000	$-	N/A
General and administrative expenses	74,668	156,217	(52.2)%	252,093	285,614	(11.7)%
Other expenses (income)	60,473	(2,280,231)	(102.7%)	65,330	(2,338,415)	(102.8%)

Net loss	$(2,195)	$(2,436,448)	(99.9%)	$(149,763)	$(2,624,029)	(94.3%)

Revenues

During the three and nine months ended September 30, 2013 we had revenues of $12,000 and $37,000, respectively, relating to consulting services provided to a private mining company, registered in Utah. The Company participated in certain land tenure and mine development activities relating to a gold resource held by the private mining company in central Utah.

We have had no operating revenues for the three and nine months ended September 30, 2012.

General and Administrative

The major components of our general and administrative expenses for the periods are outlined in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Audit Fees	$17,233	$76,638	$82,167	$78,471
Accounting, legal, engineering & consulting, investor relations	6,652	21,297	17,260	46,235
Management fees and stock based compensation	45,000	45,000	135,000	135,000
Office	466	1,180	2,718	1,447
Rent	-	-	1,670	-
Transfer agent fees	3,083	7,827	8,980	10,917
Travel	2,234	4,275	4,298	13,544

Total Expenses	$74,668	$156,217	$252,093	$285,614

The decrease in our general and administrative expenses for the three months ended September 30, 2013 was primarily due to:

A decrease in accounting and audit fees in the current period as a result of the delay in our annual audit and first quarter interim review in the comparative period and a decrease in legal fees associated with loan agreements and the Option and Joint Venture Agreement entered into in the comparative period.

The decrease in our general and administrative expenses for the nine months ended September 30, 2013 was primarily due to:

A decrease in accounting, legal and consulting fees in the current period as a result of increased legal fees in the comparative period associated with loan agreements and the Option and Joint Venture Agreement entered into in that period.

Liquidity and Capital Resources

Working Capital

	September 30, 2013	December 31, 2012

Current Assets	$6,386	$17,553
Current Liabilities	491,468	422,872
Working Capital Deficit	$(485,082)	$(405,319)

Cash Flows

	Nine months ended September 30,
	2013	2012

Cash used in Operating Activities	$(58,267)	$(154,860)
Cash provided by Investing Activities	-	-
Cash provided by (used in) Financing Activities	43,100	307,302

Net increase (decrease) in Cash	$(15,167)	$152,442

We had a cash balance of $2,386 and a working capital deficiency of $485,082 as of September 30, 2013 compared to cash of $17,553 and a working capital deficiency of $405,319 as of December 31, 2012. We anticipate that we will require approximately $400,000 for operating expenses and to meet our joint venture requirements under the Jarvis Island Option, during the next twelve months. Consequently, we will need to obtain additional financing in order to complete our full business plan.

Cash used in operating activities for the nine month period ended September 30, 2013 was $58,267 as compared to cash used in operating activities for the same period in 2012 of $154,860. Cash used in operating activities has decreased during the current period primarily as a result of a $165,140 increase in accounts payable and accrued liabilities during the current period and a general decrease in operating expenditures in the current period.

There were no investing activities during the nine month periods ended September 30, 2013 and 2012.

Cash provided by financing activities for the nine month period ended September 30, 2013 was $43,100 compared to cash provided by financing activities for the same period in 2012 of $307,302. The decrease in cash provided by financing activities was primarily due the issuance of a convertible promissory note in the comparative period and due to an amount of $26,900 paid as settlement of $107,500 in loans outstanding in the current period.

Loans Payable

The Company has the following loans outstanding as of September 30, 2013:

	September 30, 2013	December 31, 2012

Nancy A. Vevoda	$-	$25,000
Mr. Alonzo B. Leavell	20,000	20,000
Bear Lair LLC	-	82,500
Energold Minerals Inc.	70,000	-

Total loans payable	$90,000	$127,500

Loans payable are unsecured; bear no interest, and have no specific terms of repayment, except as described below.

On July 4, 2013, we entered into a loan agreement with Energold whereby we received a loan in the amount of $70,000. The loan is unsecured, bears interest at 3% per annum and is due on June 30, 2015. We may, at our sole discretion, elect to extend the maturity date of the loan an additional twelve months.

During the nine months ended September 30, 2013, we entered into a debt settlement agreement (the “Agreement”) with Ms. Nancy A. Vevoda and Bear Lair LLC (the “Creditors”) pursuant to which we agreed to pay $26,900 in full and final settlement of loans outstanding to the Creditors in the amount of $107,500, resulting in a gain on settlement of loans payable of $80,600.

Going Concern

Our interim financial statements for the quarter ended September 30, 2013 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders and creditors, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of September 30, 2013, we had cash of $2,386 and we estimate that we will require approximately $400,000 for costs associated with our plan of operation and operating expenses over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of September 30, 2013 and we have concluded that, as of September 30, 2013, our disclosure controls and procedures were ineffective based on the following material weaknesses:

(i)

Lack of a sufficient number of independent directors for our board and audit committee. We currently have no independent director on our board, which is comprised of one director. As a publicly-traded company, we strive to have a majority of our board of directors be independent;

(ii)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the period ended September 30, 2013, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

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

There were no changes in our internal controls over financial reporting during the nine months ended September 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Likelihood of Continued Losses from Operations and Ability To Continue As A Going Concern.

The Company has had no significant revenue from operations and has incurred cumulative losses from inception through September 30, 2013 of $14,893,288. Losses are expected to continue until such time as the Company can economically produce and sell materials from the Jarvis Island Property and/or otherwise commence planned principal operations. Continued losses will require that the Company raise additional funds by equity or debt financing, failing which the Company will not be able to continue operations. Management cannot provide assurances that this will occur.

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

We had a working capital deficiency of $485,082 as of September 30, 2013. We will require additional funds, either from equity or debt financing, to maintain our daily operations and to implement our plan of operation. Obtaining additional financing is subject to a number of factors, including market commodities prices, investor acceptance of our interest pursuant to the Jarvis Island Property Agreement, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

We currently do not generate significant revenues to meet operating requirements, and as a result, we face a high risk of business failure.

In addition to our oil and gas leases in Fort Bend County the only significant interest we can earn in a property we have is pursuant to the Jarvis Island Property Agreement. Beginning soon after the date of our incorporation, we have primarily focused on the location and acquisition of mineral and oil and gas properties. We have not generated any significant revenues to date. In order to generate revenues from these assets, we will incur substantial expenses in the evaluation and development of our oil and gas leases and potential mineral interests. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operation, and we can provide no assurance to investors that we will generate any operating revenues going forward or achieve profitable operations.

If we are required for any reason to repay all of our outstanding loans or any other indebtedness, we would be required to deplete our working capital, if available, or raise additional funds.

If we are required to repay the loans payable or any other indebtedness for any reason, we would be required to raise additional funds. If we are unable to repay the loans or any other indebtedness when required, the lenders could commence legal action against our company and foreclose on all of our assets to recover the amounts due. Any such sale or legal action would require our company to curtail or possibly cease our operations.

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

Risks and Contingencies Associated with the Mining Industry Generally.

In addition to the risks noted above, the Company is subject to all of the risks inherent in the mining industry, including environmental risks, fluctuating metals prices, industrial accidents, labor disputes, unusual or unexpected geologic formations, cave-ins, flooding, earth quakes and periodic interruptions due to inclement weather. These risks could result in damage to, or destruction of, production facilities, personal injury, environmental damage, delays, monetary losses and legal liability. Although the Company can be expected to maintain insurance within ranges of coverage consistent with industry practice, when required, no assurance can be given that such insurance will be available at economically feasible premiums. Insurance against environmental risks (including pollution or other hazards resulting from the disposal of waste products generated from production activities) is not generally available to the Company or other companies in the mining industry. If subjected to environmental liabilities, the costs incurred would reduce funds available for other purposes.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 13, 2013, pursuant to the terms of the Option and Joint Venture Exploration Agreement dated June 8, 2012 with Energold, we issued 100,000 shares of our common stock to Energold. The shares were issued pursuant to Regulation S of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Articles (incorporated by reference from our Form 10-Q Quarterly report, filed on August 14, 2009)

3.2	Bylaws (incorporated by reference from our Form 10SB Registration Statement, filed on August 8, 1999)

3.3	Amended Bylaws (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 24, 2008)

4.1	Specimen Stock Certificate (incorporated by reference from our Form 10-SB Registration Statement, filed on August 8, 1999)

10.1	Non-Qualified Stock Option Plan (incorporated by reference from our Form S-8 Registration Statement, filed on September 12, 2002)

Exhibit
Number	Description
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

Robert Kinloch
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	November 14, 2013