Form 10-K
period 2013-12-31
MAVERICK MINERALS CORP
filed 2014-04-15
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-25515

MAVERICK MINERALS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0410480
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification
organization)	No.)

Suite 700 – 220 Bay Street, Toronto, Ontario	M5J 2W4
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 647-728-4134

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

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

Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,443,750 based on a price of $0.09 per share, being the average of the bid and ask price of the registrant’s common equity on June 30, 2013.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY |PROCEEDINGS DURING THE PAST FIVE YEARS:

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
As of April 15, 2014, there were 16,141,674 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, laws including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Pursuant to the terms of the Agreement, as amended, Energold granted our company the right, in the form of two options, to acquire an aggregate 51% working interest in the Jarvis Property subject to certain conditions, including the issuance of up to 400,000 shares of our common stock and incurring $400,000 in exploration expenditures on or before June 30, 2018.

We expect to begin sampling and primary geological work in the summer of 2014.

A significant amount of time is given to due diligence on mineral properties in Mexico and Canada which have come to the market in a difficult financial environment for junior exploration companies. We will continue to review projects that we believe offer significant value in a distressed environment that we believe we can finance. These exploration properties are targets for base metals, gold and silver. The dominant targets on these mineral properties are gold silver lead and zinc and all have extensive historical workings. Management will review these opportunities diligently however no guarantee can be given that any transaction as outlined herein will occur in the time frame covered by this plan of operation.

The company has a significant history in oil and gas production and exploration in the state of Texas. We continue to review opportunities from previous contractors and partners brought to us on an earn in basis because of our demonstrated ability to complete projects in that jurisdiction.

During fiscal 2013, we have been providing site services to a private mining company, registered in Utah. We participated in certain land tenure and mine development activities relating to a gold resource held by the private mining company in central Utah. We have and will continue to invoice the private company from time to time as services are provided. These activities are seen by the Company as a form of ongoing due diligence on the Utah property and may lead to an acquisition, partnership or joint-venture going forward. Preliminary engineering work is ongoing to determine economic feasibility. No guarantee can be provided that any relationship will accrue beyond itinerant services and contract placements on preliminary mine development activities based on relationships we have developed over several years in the area.

The mining property in Utah, for which our company is providing itinerant services, is controlled by a significant shareholder of our company; however, our company has no equity interest in the property.

Jarvis Island Option and Joint Venture Exploration Agreement

We entered into an Option and Joint Venture Exploration Agreement dated June 8, 2012 with Energold (the “Original Agreement”) and on February 21, 2014, we entered into an Amended Option and Joint Venture Exploration Agreement with Energold whereby certain terms of the Original Agreement were amended and extended as follows:

(i)

Exploration expenditures of $200,000 required to be incurred on or before September 15, 2014 in order to earn a 30% undivided interest on the property under the terms of the first option were extended until September 15, 2016;

(ii)

The issuance of 200,000 shares to Energold that were required to be issued on or before September 15, 2015 and additional exploration expenditures of $200,000 that were required to be incurred on or before June 30, 2017 in order to earn an additional 21% undivided interest on the property under the terms of the second option were extended until and to September 15, 2017 and June 30, 2018, respectively .

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

Pursuant to the terms of the agreement, as amended on February 21, 2014, Energold has granted us the right, in the form of two options, to acquire an aggregate 51% working interest in the Jarvis Property subject to certain conditions, including the following:

1.

To exercise the first option and earn a 30% undivided interest in the Jarvis Property, we must: (i) issue to Energold 100,000 shares on or before June 29, 2012 (issued); (ii) issue to Energold an additional 100,000 shares on or before September 15, 2013 (issued); and (iii) incur a total of $200,000 in exploration expenditures on the Jarvis Property on or before September 15, 2016;

2.

To exercise the second option and earn an additional 21% undivided interest in the Jarvis Property, we must: (i) exercise the first option, (ii) issue to Energold a further 200,000 shares on or before September 15, 2017, and (iii) incur and additional $200,000 in exploration expenditures on the Jarvis Property on or before June 30, 2018;

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

Pursuant to the terms of the Agreement both options will terminate and we will have no further interest in the Jarvis Property if we do not exercise the first option by September 15, 2016. If we exercise the first option but not the second option as contemplated in the Agreement then our interest in the Jarvis Property will be limited to the 30% undivided interest and any other interests provided for under the Agreement. Each party agreed to indemnify the other against any environmental liabilities in connection with any operating activities on the Jarvis Property. There is no assurance that we will exercise the option as planned or at all.

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

The Likelihood of Continued Losses from Operations and Ability To Continue As A Going Concern.

The Company has had no revenue from operations and has incurred cumulative losses from inception through December 31, 2013 of $14,891,890. Losses are expected to continue until such time as the Company can economically produce and sell materials from the Jarvis Island Property and/or otherwise commence planned principal operations. Continued losses will require that the Company raise additional funds by equity or debt financing, failing which the Company will not be able to continue operations. Management cannot provide assurances that this will occur.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our consolidated financial statements for the year ended December 31, 2013. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had negative working capital of $483,684 as of December 31, 2013. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to implement our plan of operation. Obtaining additional financing is subject to a number of factors, including market commodities prices, investor acceptance of our interest pursuant to the Jarvis Island Property Agreement, and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

We currently do not generate revenues, and as a result, we face a high risk of business failure.

The only significant interest we have in a property is an option to acquire an interest in the Jarvis Island Property. From the date of our incorporation, we have primarily focused on the location and acquisition of mineral and oil and gas properties. We have not generated any significant revenues to date. In order to generate revenues, we will incur substantial expenses in the evaluation and development of any oil and gas leases and potential mineral interests. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operation, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

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

Robert Kinloch presently spends approximately 50% of his business time and Donald Kinloch presently spends approximately 20% of his business time on business management services for our company. At present, both Robert and Donald Kinloch spend a reasonable amount of time in pursuit of our company’s interests. Due to the time commitments from Robert and Donald Kinloch’s other business interests, however, they may not be able to provide sufficient time to the management of our business in the future and our business may be periodically interrupted or delayed as a result of their other business interests.

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

Because our director and officers are residents of countries other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our director and officers.

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

ITEM 2.           PROPERTIES.

Executive Offices

Our principal business offices are located at Suite 700 – 220 Bay Street, Toronto, Ontario M5J 2W4. Our offices consist of approximately 300 square feet, which we believe provides adequate space for our foreseeable future needs.

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

ITEM 3.           LEGAL PROCEEDINGS.

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets. There are no proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial shareholders, are an adverse party or have a material interest adverse to our company’s interest.

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

The high and low closing bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
December 31, 2013	$0.03	$0.03
September 30, 2013	$0.03	$0.03
June 30, 2013	$0.10	$0.03
March 31, 2013	$0.13	$0.10
December 31, 2012	$0.18	$0.10
September 30, 2012	$0.25	$0.18
June 30, 2012	$0.25	$0.25
March 31, 2012	$0.30	$0.20

Pacific Stock Transfer Company, of 4045 South Spencer Street, Suite 403 Las Vegas, NV 89119 (telephone: 702.361.3033; facsimile 702.433.1979) is the registrar and transfer agent for our shares of common stock.

Holders of our Common Stock

As of April 15, 2014, we have 148 registered stockholders and 16,141,674 shares issued and outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

On September 13, 2013 pursuant to the terms of the Option and Joint Venture Exploration Agreement dated June 8, 2012 with Energold, we issued 100,000 shares of our common stock to Energold. The shares were issued pursuant to Regulation S of the Securities Act of 1933.

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

On June 1, 2009, our board of directors adopted our 2009 Stock Option Plan. The purpose of our 2009 stock option plan is to retain the services of valued key officers and consultants of our company. Under the plan, the plan administrator is authorized to grant stock options to acquire up to a total of up to 7,500,000 shares of our common stock. On July 31, 2009 we filed a consent solicitation on Schedule 14A to seek stockholder approval of our 2009 Stock Option Plan. On August 3, 2009 we received majority stockholder consent approving our 2009 stock option plan. In August, 2009 we granted an aggregate of 145,000 options to acquire shares of our common stock at an exercise price of $0.40 per share to certain of our officers and consultants under the 2009 option plan. These options expired unexercised during the year ended December 31, 2012 and are no longer outstanding as of the date of this report. In September, 2010 we granted an aggregate of 1,100,000 options to acquire shares of our common stock at an exercise price of $1.05 per share exercisable until August 20, 2015 to certain of our directors and officers under the 2009 option plan. On January 13, 2011 we granted options to acquire an aggregate of 50,000 shares of our common stock at an exercise price of $1.50 per share exercisable until January 13, 2013 to two consultants under the 2009 option plan. These options expired unexercised during the year ended December 31, 2013 and are no longer outstanding as of the date of this report.

The following table provides a summary of the number of stock options granted under the 2009 Plan, the weighted average exercise price and the number of stock options remaining available for issuance under the Company’s option plans as at December 31, 2013:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans approved by security holders	1,100,000	$1.05	6,400,000

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2013.

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

We expect to begin sampling and primary geological work in the summer of 2014.

We have budgeted an amount for professional consulting services to assist in the review of the significant number of mineral exploration opportunities that have become available in Canada and Mexico due to the distressed financial environment in junior mining and exploration companies.

Cash Requirements during the Next Twelve Months

Our estimated expenses over the next twelve months are as follows:

Cash Requirements during the Next Twelve Months

Expense	($)
Consulting Expenses	20,000
Professional Fees	40,000
General and Administrative expenses	60,000
Total	120,000

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

RESULTS OF OPERATIONS

Our operating results for the years ended December 31, 2013 and 2012 are summarized as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Percentage Increase/(Decrease)
Revenue	-	-	N/A
Expenses	$264,553	$315,764	(16.2)%
Other income (expenses)	$116,188	$(2,381,898)	(104.9)%
Net loss	$(148,365)	$(2,697,662)	(94.5)%

Revenues

We have had no operating revenues for the years ended December 31, 2013 and 2012. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative

The major components of our general and administrative expenses for the year are outlined in the table below:

	Year Ended December 31,
	2013	2012	Percentage Increase / (Decrease)
Audit Fees	$89,600	$65,291	37.2%
Accounting, legal, consulting, and investor relations	23,768	20,442	16.3%
Management fees	135,000	180,000	(25.0)%
Office	2,964	1,306	127.0%
Rent	1,670	2,272	(26.5)%
Transfer agent fees	11,394	14,133	(19.4)%
Write-down on oil and gas leases	-	12,981	(100.0)%
Travel	157	19,339	(91.9)%
Total Expenses	$264,553	$315,764	(16.2)%

The $51,211 decrease in our general and administrative expenses for the year ended December 31, 2013 was primarily due to a decrease of $45,000 in management fees as a result of the expiration of management fee agreements with our President, CEO and CFO and with our Secretary and Treasurer. The three year terms of these agreements expired during the third quarter of the current fiscal year and were not renewed, although these officers continue to hold these positions.

The decrease in management fees was partially offset by an increase in audit and professional fees as a result of the reduced audit and legal fees in the prior period negotiated with the respective creditors.

Other Income/Expenses

During 2013 we incurred $14,342 in interest expenses compared to $117,934 in 2012. Interest expense decreased as a result of the settlement of interest bearing loans outstanding in the principal amount of $3,297,750 in August, 2012.

During the year ended December 31, 2013, we entered into a debt settlement agreement with two creditors pursuant to which we were able to settle loans outstanding in the amount of $107,500 through a payment of $26,900, resulting in a gain on settlement of loans payable of $80,600.

During 2013 we had other income of $49,000, relating to consulting services provided to a private mining company, which is an affiliated company controlled by our majority shareholder. We participated in certain land tenure and mine development activities relating to a gold resource held by the private mining company in central Utah.

During 2012, the Company recorded financing fees of $2,269,106 related to (i) shares contributed by a related party of the Company as part of an condition of a loan agreement entered into by the Company, resulting in financing fees recorded of $1,790,000 and (ii) the issuance of a convertible debenture by the Company that was required to be accounted for as a derivative liability at fair value, resulting in financing fees recorded of $479,106. No such comparable transactions occurred during fiscal 2013.

Working Capital

	Year Ended December 31, 2013	Year Ended December 31, 2012
Current Assets	$4,243	$17,553
Current Liabilities	487,927	422,872
Working Capital Deficit	$(483,684)	$(405,319)
Cash Flows
	Year Ended December 31, 2013	Year Ended December 31, 2012
Cash used in Operating Activities	$(89,790)	$(288,894)
Cash provided by Investing Activities	-	-
Cash provided by Financing Activities	76,480	306,360
Net Increase (Decrease) in Cash	$(13,310)	$17,466

We had a cash balance of $4,243 and working capital deficiency of $483,684 as of December 31, 2013 compared to a cash of $17,553 and working capital deficiency of $405,319 at December 31, 2012. The decrease in cash and working capital is a result of the net operating loss incurred during the year. We anticipate that we will incur approximately $120,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full plan of operations.

Cash used in operating activities for the year ended December 31, 2013 was $89,790 as compared to cash used in operating activities for the same period in 2012 of $288,894. The decrease in cash used in operating activities results primarily from the net increase in trade accounts payable balances of $126,471 compared to net decrease of accounts payable of $(33,746) in the prior year.

Cash provided by financing activities for the year ended December 31, 2013 was $76,480 compared to cash provided by financing activities for the same period in 2012 of $306,360. The decrease in cash provided by financing activities was as a result of decreased proceeds received from loans payable in the current year and the settlement of loans payable balances through reduced cash payments.

There were no cash flows from investing activities during the years ended December 31, 2013 and 2012.

Loans Payable

The Company has the following loans outstanding as of December 31, 2013 and 2012:

	2013	2012
Ms. Nancy A.Vevoda(a)	-	25,000
Mr. Alonzo B. Leavell(a)	20,000	20,000
Bear Lair LLC(a)	-	82,500
Energold Minerals Inc.	102,907	-
	$122,907	$127,500

For more details please see Note 4 to our consolidated financial statements included in this report.

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain the necessary financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2013, we had cash of $4,243 and we estimate that we will require approximately $120,000 for costs associated with our plan of operation and operating expenses over the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $487,927. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the December 31, 2013 and 2012 consolidated financial statements which are included with this annual report. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

Future Financings

As of December 31, 2013, we had cash of $4,243 and we estimate that we will require approximately $120,000 for costs associated with our business operations over the next twelve months. Accordingly we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

New Accounting Pronouncements

New accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that we adopt according to the various timetables the FASB specifies. We do not expect the adoption of recently issued accounting pronouncements will have a significant impact on our results of operations, financial position or cash flows.

Application of Critical Accounting Estimates

The financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Derivative Liability

From time to time, we may issue convertible promissory notes which include embedded conversion options which, dependent on their specific contractual terms, may be required to be accounted for as separate derivative liabilities. These liabilities are required to be measured at fair value. These instruments are then adjusted to reflect fair value at each period end. Any increase or decrease in the fair value is recorded in results of operations as change in fair value of derivative liabilities. In determining the appropriate fair value, we use the binomial pricing model.

Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in assumptions can materially affect the fair value estimate and therefore the binomial model does not necessarily provide a reliable single measure of the fair value of these instruments.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INSERT FINANCIAL STATEMENTS HERE

Consolidated Financial Statements

Maverick Minerals Corporation
(An Exploration Stage Company)

December 31, 2013 and 2012

(Expressed in United States dollars)

Tel: 604 688 5421 Fax: 604 688 5132 www.bdo.ca	BDO Canada LLP 600 Cathedral Place 925 West Georgia Street Vancouver BC V6C 3L2 Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders,
Maverick Minerals Corporation
(an Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Maverick Minerals Corporation. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ equity (capital deficit) for the years then ended and for the period from April 21, 2003 (date of inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maverick Minerals Corporation Corp. at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and for the period from April 21, 2003 (date of inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a working capital deficit of $483,684 at December 31, 2013, had incurred a net loss of $148,365 for the year then ended and had an accumulated deficit of $14,891,890. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO CANADA LLP

Chartered Accountants

Vancouver, Canada
April 14, 2014

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

Maverick Minerals Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets

	(Expressed in United States Dollars)

As at December 31,	2013	2012

Current Asset
Cash	$4,243	$17,553

Mineral property (Note 3)	28,000	25,000
TOTAL ASSETS	$32,243	$42,553

Current Liabilities
Accounts payable and accrued liabilities (Note 7)	$297,054	$170,583
Convertible debt (Notes 5 and 7)	137,966	124,789
Loans payable (Note 4)	52,907	127,500
	487,927	422,872
Loans payable (Note 4)	70,000	-
TOTAL LIABILITIES	557,927	422,872

Capital Deficit
Capital Stock (Note 8)
Authorized: 750,000,000 common shares at $0.001 par value Issued and fully paid 16,141,674 (2012 - 16,041,674) common shares Par value	16,142	16,042
100,000,000 preferred shares at $0.001 par value Issued and fully paid Nil (2012 - Nil) preferred shares Par value	-	-
Additional paid-in capital	14,349,191	14,346,291
Deficit, accumulated during the exploration stage	(14,891,890)	(14,743,525)
Accumulated other comprehensive income	873	873
TOTALSTOCKHOLDERS' EQUITY (CAPITAL DEFICIT)	(525,684)	(380,319)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$32,243	$42,553

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Consolidated Statements of Comprehensive Loss

	(Expressed in United States Dollars)

			Cumulative From
			Date of Inception
			(April 21, 2003)
	Year ended December 31,		to December 31,
	2013	2012	2013
General and administration expenses
Audit fees	89,600	65,291	664,439
Freight	-	-	7,600
Insurance	-	-	186,297
Accounting, legal, engineering & consulting, investor relations	23,768	20,442	598,198
Management fees and stock based compensation (Note 7)	135,000	180,000	3,249,839
Office	2,964	1,306	81,327
Rent	1,670	2,272	3,942
Telephone and utilities	-	-	83,059
Transfer agent and filing fees	11,394	14,133	66,142
Travel	157	19,339	316,787
Wages and benefits	-	-	86,588
Writedown on oil and gas leases	-	12,981	3,748,664
Gain on disposal of assets	-	-	(795,231)
Loss from operations	(264,553)	(315,764)	(8,297,651)

Other income (expenses)
Other income	49,000	-	49,000
Interest expense (Note 7)	(14,342)	(117,934)	(454,524)
Gain (loss) on settlement of loans payable (Note 4)	80,600	-	(3,378,090)
Financing expense (Note 6)	-	(2,269,106)	(2,269,106)
Change in fair value of derivative liability (Note 6)	-	1,974	1,974
Gain (Loss) on foreign exchange	930	3,168	(12,024)
Gain on write-off of payables	-	-	618,231
	116,188	(2,381,898)	(5,444,539)
Net loss from continuing operations	(148,365)	(2,697,662)	(13,742,190)

Loss from discontinued operations	-	-	(1,149,700)
Net loss for the period	(148,365)	(2,697,662)	(14,891,890)
Other Comprehensive Income
Foreign currency translation adjustments	-	-	873
Total Comprehensive Loss	$(148,365)	$(2,697,662)	$(14,891,017)

Loss per share - basic and diluted	($0.01)	($0.21)

Weighted average shares outstanding - basic and diluted	16,071,537	12,996,024

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	(Expressed in United States Dollars)

			Cumulative From
			Date of Inception
			(April 21, 2003)
	Year ended December 31,		to December 31,
	2013	2012	2013
Operating Activities
Loss for the period	$(148,365)	$(2,697,662)	$(14,891,890)
Adjustments to reconcile Loss for the year to cash flows used in operating activities
Impairment of investment in oil and gas leases	-	12,981	4,168,623
Gain on disposal of assets	-	-	(933,995)
Gain on liabilities write-off	-	-	(618,231)
Stock based compensation			1,925,380
Depreciation	-	-	277,578
Shares issued for services	-	-	105,000
Interest accrued on convertible debt	13,177	9,876	39,820
Unrealized foreign exchange	(473)	692	219
(Gain)/Loss on settlement of loan payable	(80,600)	-	3,378,090
Financing expense	-	2,269,106	2,269,106
Change in fair value of derivative liability	-	(1,974)	(1,974)
Changes in non-cash working capital items
Accounts receivable	-	-	-
Advances to related party	-	43,826	-
Accrued interest	-	108,007	352,554
Accounts payable	126,471	(33,746)	1,868,853
Cash used in operating activities	(89,790)	(288,894)	(2,060,867)

Investing Activities
Investment in oil and gas leases	-	-	(2,428,296)
Proceeds from the sale of working interests	-	-	650,000
Prepaids and deposits on oil and gas leases	-	-	(2,000,565)
Proceeds from sale of property and equipment	-	-	57,738
Purchase of property and equipment	-	-	(311,367)
Refund on oil and gas leases	-	-	75,000
Cash used in investing activities	-	-	(3,957,490)

Financing Activities
Proceeds on shares to be issued	-	-	303,850
Debt settlement	-	-	35,625
Repayments of loans payable	(26,900)	-	33,380
Proceeds from loans payable	103,380	306,360	5,648,872
Cash (used in)/provided by financing activities	76,480	306,360	6,021,727

(Decrease)/Increase in cash during the period	(13,310)	17,466	3,370
Effect of cumulative currency translation	-	-	873
Cash, beginning of the period	17,553	87	-
Cash, end of the period	$4,243	$17,553	$4,243

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

		(Expressed in United States Dollars)

			Cumulative From
			Date of Inception
			(April 21, 2003)
	Year ended December 31,		to December 31,
	2013	2012	2013

Supplemental Cash Flow information:
Interest paid	$-	$-	$35,000
Income taxes paid	-	-	-
Non-cash investing and financing activities:
Impairment in oil and gas leases	-	-	419,959
Investment in oil and gas leases in exchange for notes payable to Veneto	-	-	1,455,000
Shares issued for acquisition of mineral property interests	3,000	25,000	28,000
Transfer of leases in settlement of notes payable	-	-	1,455,000
Assignment of accounts payable from transfer of leases	-	-	193,764
Settlement of loan payable	-	-	1,481,469
Forgiveness of related party balances payable	-	-	1,027,791
Forgiveness of loan payable	-	-	311,400
Shares issued for property services	-	-	210,000
Exchange of accounts payable for convertible debt	-	-	100,000
Shares issued for data purchase	-	-	367,500
Shares issued on conversion of debt	-	781,038	818,451
Financing fee contributed by a principal stockholder	-	1,790,000	1,790,000
Shares issued for settlement of loans payable	-	3,744,091	3,744,091

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from Date of Inception on April 21, 2003 to December 31, 2013

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

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from Date of Inception on April 21, 2003 to December 31, 2013

		Par Value		Shares to be Issued		Accumulated Other
	Number of	@$0.001 Per	Additional Paid-in	(Subscriptions	Accumulated	Comprehensive	Total Capital
	Common Shares	Share	Capital	Receivable)	Deficit	Loss	Deficit
Balance, December 31, 2005	2,734,721	$2,735	$548,875	$-	$(1,591,385)	$873	$(1,038,902)
Shares issued for cash (Note 7)	6,000	6	594	(600)	-	-	-
Stock based compensation	-		11,401	-	-	-	11,401
Net loss for the year	-		-	-	(128,774)	-	(128,774)
Balance, December 31, 2006	2,740,721	2,741	560,870	(600)	(1,720,159)	873	(1,156,275)
Net loss for the year	-		-	-	(192,410)	-	(192,410)
Balance, December 31, 2007	2,740,721	2,741	560,870	(600)	(1,912,569)	873	(1,348,685)
Share subscriptions paid (Note 7)	-		-	600	-	-	600
Net income for the year	-		-	-	109,951	-	109,951
Balance, December 31, 2008	2,740,721	2,741	560,870	-	(1,802,618)	873	(1,238,134)
Cancellation of shares (Note 7)	(2,000,000)	-2,000	2,000	-	-	-	-
Shares issued for loan payable settlement (Note 7)	8,950,000	8,950	3,571,050	-	-	-	3,580,000
Shares issued for loan payable settlement (Note 7)	436,000	436	217,564	-	-	-	218,000
Shares issued for consulting services (Note 7)	350,000	350	209,650	-	-	-	210,000
Stock based compensation	-		43,321	-	-	-	43,321
Net loss for the year	-		-	-	(3,433,469)	-	(3,433,469)
Balance, December 31, 2009	10,476,721	10,477	4,604,455	-	(5,236,087)	873	(620,282)
Shares issued upon conversion of debt (Note 7)	49,925	50	37,363	-	-	-	37,413
Shares issued for loan payable settlement (Note 7)	725,971	726	1,015,633	-	-	-	1,016,359
Shares issued for data purchase (Note 7)	350,000	350	367,150	-	-	-	367,500
Stock based compensation	-		1,592,250	-	-	-	1,592,250
Shares to be issued (Note 7)	-		-	250,000	-	-	250,000
Net loss for the year	-		-	-	(5,300,187)	-	(5,300,187)
Balance, December 31, 2010	11,602,617	$11,603	$7,616,851	$250,000	$(10,536,274)	$873	$(2,656,947)

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Equity (Capital Deficit)
For the Period from Date of Inception on April 21, 2003 to December 31, 2013

	Number of	Par Value	Additional	Shares to be		Accumulated
	Common	@$0.001 Per	Paid-in	Issued	Accumulated	Other	Total Capital
	Shares	Share	Capital	(Subscriptions	Deficit	Comprehensive	Deficit
Balance, December 31, 2010	11,602,617	$11,603	$7,616,851	$250,000	$(10,536,274)	$873	$(2,656,947)
Shares issued for cash (Note 7)	500,000	500	249,500	(250,000)	-	-	-
Shares issued for loan payable settlement (Note 7)	50,000	50	50,450	-	-	-	50,500
Stock based compensation	-		93,250	-	-	-	93,250
Net loss for period	-		-	-	(1,509,589)	-	(1,509,589)
Balance, December 31, 2011	12,152,617	12,153	8,010,051	-	(12,045,863)	873	(4,022,786)
Shares issued for acquisition of mineral property interest (Note 3)	100,000	100	24,900	-	-	-	25,000
Shares issued for settlment of loans payable (Note 7)	750,000	750	3,743,341	-	-	-	3,744,091
Financing fee contributed	-		1,790,000	-	-	-	1,790,000
Shares issued upon conversion of debt (Note 7)	3,039,057	3,039	777,999	-	-	-	781,038
Net loss for period	-		-	-	(2,697,662)	-	(2,697,662)
Balance, December 31, 2012	16,041,674	16,042	14,346,291	-	(14,743,525)	873	(380,319)
Shares issued for acquisition of mineral property interest (Note 3)	100,000	100	2,900	-	-	-	3,000
Net loss for period	-		-	-	(148,365)	-	(148,365)
Balance, December 31, 2013	16,141,674	$16,142	$14,349,191	$-	$(14,891,890)	$873	$(525,684)

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013
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

On April 21, 2003 the Company closed a transaction, as set out in the Purchase Agreement (the “Agreement) with UCO Energy Corporation (“UCO”) to purchase the outstanding equity of UCO. To facilitate the transaction, the Company consolidated its share capital at a ratio of one for five. Subsequent to the share consolidation, the Company issued 3,758,040 common shares in exchange for all the issued and outstanding common shares of UCO. As a result of the transaction, the former shareholders of UCO held approximately 90% of the issued and outstanding common shares of the Company. The acquisition of UCO was recorded as a reverse acquisition for accounting purposes as a recapitalization of UCO. A net distribution of $944,889 was recorded in connection with the common stock of the Company for the acquisition of UCO in respect of the Company’s net liabilities at the acquisition date. The Company had minimal assets and had liabilities owing to suppliers as well as amounts owing under agreements with third parties as well as related parties and as there were no other business interests, the Company was acting as a public shell company. The financial statements are now presented as a continuation of UCO and the date of this transaction constitutes the inception of the exploration stage activity of the Company.

UCO was in the business of pursuing opportunities in the coal mining industry. The Company has since disposed of its coal mining interests and has since engaged in the acquisition, exploration, and development of prospective oil and gas properties and mineral resource properties.

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2013, the Company has negative working capital of $483,684, incurred a net loss of $148,365 for the year then ended and has an accumulated deficit of $14,891,890. The continuation of the Company is dependent upon obtaining a successful exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $120,000 to cover general and administrative expenses over the twelve months ending December 31, 2014 to continue operations. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $487,927. The Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to pursue explorations activities, and for other working capital purposes.

Management cannot provide any assurances that the Company will be successful in any of its plans. Although there are no assurances that management's plans will be realized, management believes that the Company will be able to continue operations in the future. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013
(Expressed in United States Dollars)

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of the Company and its wholly-owned subsidiaries, Eskota Energy Corporation and Maverick Minerals Canada Corporation. All intercompany transactions and balances have been eliminated on consolidation.

Maverick Minerals Canada Corporation was incorporated in the federal jurisdiction of Canada on July 15, 2013.

(b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions which affect the amounts reported in these consolidated financial statements, the notes thereto, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

Financial statements of foreign operations for which the functional currency is the local currency are translated into U.S. dollars with assets and liabilities translated at the rate of exchange in effect at the balance sheet date and revenue and expense items translated at the average rates for the period. Unrealized gains and losses resulting from the translation of the consolidated financial statements are included as a component of Accumulated Other Comprehensive Income.

(d)	Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, loans payable and convertible debt. With the exception of loans payable, each of the Company’s financial instruments approximate their carrying values due to their short term or demand nature.

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
December 31, 2013
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

The Company’s convertible debt and loans payable are based on Level 2 inputs in the fair value hierarchy. The Company determined that the fair value of the convertible debt outstanding at December 31, 2013 was equal to its book value based on its demand nature, current borrowing rates and the conversion price. The fair value for term loans payable is estimated at $94,600 (December 31, 2012: $Nil) using an estimated market interest rate of 10%.

The Company has no Level 3 financial instruments at December 31, 2013 and 2012.

(e)	Derivative liabilities

The Company evaluates its financial instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815 Derivatives and Hedging. The result of this accounting treatment is that the fair value of the embedded derivative is marked- to-market at each balance sheet date and recorded as a liability and the change in fair value is recorded in the consolidated statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instruments that become subject to reclassification are reclassified at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company uses the binomial option pricing model to value derivative liabilities. This model uses Level 3 inputs in the fair value hierarchy established by ASC 820 Fair Value Measurement.

(f)	Mineral Properties

The cost of acquiring mineral property interests is capitalized. Expenditures for exploration and development on mineral properties with no proven reserves are expensed as incurred. Once a mineral reserve has been established, all future development costs will be capitalized and charged to operations on a unit of production method based on estimated recoverable reserves.

Capitalized amounts may be written down if future cash flows, including potential sales proceeds related to the property, are estimated to be less than the carrying value of the property. The Company reviews the carrying value of mineral property interests periodically and whenever events or changes in circumstances indicate that the carrying value may not be recoverable, reductions in the carrying value of each property would be recorded to the extent the carrying value of the investment exceeds the property’s estimated recoverable amount.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013
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

(i)	Earnings per Share

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013
(Expressed in United States Dollars)

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

(i)	Earnings per Share – continued

EPS for convertible debt is calculated under the “if-converted” method. Under the if converted method, EPS is calculated as the more dilutive of EPS (i) including all interest (both cash interest and non-cash discount amortization) and excluding all shares underlying the Notes or; (ii) excluding all interest (both cash interest and non-cash discount amortization) and including all shares underlying the convertible debt. For the years ended December 31, 2013 and 2012, diluted EPS was calculated by including interest expense related to the convertible debt and excluding the shares underlying the convertible debt.

For the year ended December 31, 2013, options to purchase 1,100,000 (2012 –1,150,000) shares of common stock and 459,887 (2012 – 415,963) shares of common stock issuable upon the conversion of convertible debt have been excluded from the calculations of diluted earnings (loss) per share as their effect was anti-dilutive.

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

The Company performed evaluations of its capitalized expenditures for oil and gas exploration during the year ended December 31, 2012. As a result of this evaluation, management noted that estimated future cash flows associated with the properties were not sufficient to realize the capitalized costs relating to the capitalized expenditures for oil and gas exploration at December 31, 2012. Consequently, all of the Company’s remaining oil and gas interests were written down to $Nil during the year ended December 31, 2012.

Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost centre.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013
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

There are no new accounting pronouncements that the Company recently adopted or are pending the Company’s adoption that are expected to have a material impact on the company’s results of operations, financial position or cash flows.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013
(Expressed in United States Dollars)

Note 3	MINERAL PROPERTY

	2013	2012
Jarvis Island Property
Acquisition costs, common shares	$28,000	$25,000
Mineral property interests	$28,000	$25,000

Jarvis Island Property, Ontario, Canada

The Company entered into an Option and Joint Venture Exploration Agreement dated June 8, 2012, and amended on February 21, 2014, with the majority shareholder of the Company, Energold Minerals Inc. (“Energold”), a Canadian company, under which the Company may earn up to an undivided 51% interest in the Jarvis Island Property, comprising a group of mining claims situated in the Thunder Bay District of Ontario, Canada (the “Property”) and thereafter establish a joint venture with Energold for the joint exploration, development and production of minerals from the Property.

To exercise the first option and earn a 30% undivided interest in the Jarvis Property, we must: (i) issue to Energold 100,000 shares on or before June 29, 2012 (issued); (ii) issue to Energold an additional 100,000 shares on or before September 15, 2013 (issued); and (iii) incur a total of $200,000 in exploration expenditures on the Jarvis Property on or before September 15, 2016.

To exercise the second option and earn an additional 21% undivided interest in the Jarvis Property, we must: (i) exercise the first option, (ii) issue to Energold a further 200,000 shares on or before September 15, 2017, and (iii) incur an additional $200,000 in exploration expenditures on the Jarvis Property on or before June 30, 2018.

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013
(Expressed in United States Dollars)

Note 4	LOANS PAYABLE

The Company has the following loans payable:

December 31,	2013	2012
Mr. Alonzo B. Leavell (1)	$20,000	$20,000
Ms. Nancy A. Vevoda (1)	-	25,000
Bear Lair LLC (1)	-	82,500
Energold Minerals Inc.	102,907	-
	122,907	127,500
Less; current portion	(52,907)	(127,500)
	$70,000	$-

(1)These amounts are unsecured; bear no interest, with no specific terms of repayment.

On July 4, 2013, the Company entered into a loan agreement whereby the Company received a loan in the amount of $70,000 from Energold, the majority shareholder of the Company. The loan is unsecured, bears interest at 3% per annum and is due on June 30, 2015. The maturity date of the loan may be extended an additional twelve months at the request of the Company.

On November 14, 2013, the Company entered into a second loan agreement with Energold in the amount of $32,907 (CDN$35,000). The loan is unsecured, bears interest at 3% per annum and is due on November 1, 2014.

During the year ended December 31, 2013, the Company entered into a debt settlement agreement (the “Agreement”) with Ms. Nancy A. Vevoda and Bear Lair LLC (the “Creditors”) pursuant to which the Company agreed to pay $26,900 in full and final settlement of loans outstanding to the Creditors in the amount of $107,500, resulting in a gain on settlement of loans payable of $80,600.

Note 5	CONVERTIBLE DEBT

On November 26, 2009, the Company issued a convertible note in the amount of $100,000 to the Chief Executive Officer of the Company to settle an outstanding payable of $100,000. This convertible note is due on demand, and bears interest at 8% per annum. The debt, along with accrued interest of $37,966 at December 31, 2013, is convertible into common shares at a conversion rate of $0.30 per share.

Note 6	DERIVATIVE LIABILITY

During the year ended December 31, 2012, the Company received $72,440 (Cdn$72,600) and $77,400 pursuant to promissory notes dated May 15, 2012 and May 29, 2012, respectively, with Energold. These notes were unsecured, non-interest bearing and were due on November 4, 2012. During the year ended December 31, 2012, these notes, along with an additional advance from Energold in the amount of Cdn$150,000 were exchanged for an unsecured convertible debenture in the amount of $304,926 (Cdn$300,000). The debenture was bearing interest at 8% per annum with a maturity date of December 31, 2012. The debenture, along with accrued interest therein, was convertible at any time at the option of the holder into common shares of the Company at a conversion rate of $0.10 per share.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013
(Expressed in United States Dollars)

Note 6	DERIVATIVE LIABILITY - continued

Pursuant to the guidance of ASC 815-40 Derivatives and Hedging – Contracts in Entity’s Own Equity, the Company determined that the embedded conversion feature of the debenture failed to meet the “fixed for fixed” criteria contained in this guidance because the host instrument is denominated in Canadian currency whereas the conversion feature is denominated in US currency. The exchange of instruments did not constitute a debt extinguishment given that substantive conversion features added to debt instruments do not represent debt extinguishments if the conversion feature is bifurcated as a derivative liability. Thus, included in the financing fee of $2,269,106 recorded during the year ended December 31, 2012 is a balance of $479,106 recorded upon the issuance of the convertible debenture by way of recording a separate derivative liability.

Details of the Company’s accounting for the embedded conversion feature classified as a derivative liability at December 31, 2013 and 2012 are as follows:

	2013	2012
Balance, beginning of the year	$-	$-
Fair value of embedded conversion feature at issuance	-	479,106
Change in fair value of derivative liability	-	(1,974)
Settlement with common shares	-	(477,132)
Balance, end of the year	$-	$-

On October 29, 2012, pursuant to receiving a notice of conversion, the Company issued 3,039,057 common shares of the Company having a fair value of $781,038 based on their quoted market price to extinguish the convertible debenture in the amount of $303,906 including along with accrued interest thereon of $1,854. The Company revalued the derivative liability at the conversion date and determined the fair value to be $477,132 at the conversion date. No gain or loss was recorded as a result of this debt extinguishment.

The fair value of the embedded conversion feature at the date of conversion and at issuance has been determined using the binomial pricing model using the following assumptions:

	At Issuance	At Conversion
Risk-free interest rate	0.10%	0.12%
Expected life	0.26 years	0.18 years
Annualized volatility	86.98%	87.27%
Dividend rate	0.00%	0.00%

Note 7	RELATED PARTY TRANSACTIONS

Effective September 23, 2010, the Company entered into two consulting agreements, one with the President, CEO and CFO (the “President”) and one with the Secretary and Treasurer (the “Secretary”). As consideration for the performance of consulting services under the agreement, the Company agreed to pay the President $10,000 per month and the Secretary $5,000 per month, respectively. Under the agreement the President and the Secretary were also granted stock options to acquire 700,000 and 400,000 shares of common stock, respectively, at an exercise price of $1.05 per share until August 20, 2015 in accordance with the terms of the Company’s 2009 Stock Option Plan. The agreement was for a term of three years and expired during the year ended December 31, 2013.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013
(Expressed in United States Dollars)

Note 7	RELATED PARTY TRANSACTIONS – continued

Management fees of $135,000 were charged to expense in these financial statements for the year ended December 31, 2013 (2012 - $180,000). Included in accounts payable and accrued liabilities at December 31, 2013 is $238,879 (2012 - $129,971) owing to officers of the Company and a company with a common officer of the Company for accrued and unpaid management fees and for expenses incurred on behalf of the Company.

During the year ended December 31, 2012, the Company incurred $1,165 in interest charges on loans payable to a significant shareholder of the Company (2012 - $109,913 in interest charges on loans payable to companies controlled a significant shareholder of the Company). Of these amounts $Nil (2012 - $Nil) was payable as at December 31, 2013.

During the year ended December 31, 2013, the Company incurred $13,177 (2012 - $8,022 interest charges on convertible debt payable to the director and CEO of the Company. Of these amounts $37,966 (2012 - $24,789) has been aggregated with the balance of the convertible debt owed.

During the year ended December 31, 2013, the Company earned consulting income from an company controlled by Energold, the majority shareholder of the Company in the amount of $49,000 (2012 - $Nil). These transactions were measured at the exchange amount, which is the amount agreed upon by the transacting parties, as the services were performed. This income has been included as a non-operating item on the consolidated statement of comprehensive loss as they are not part of the principal planned business operations of the Company.

During the year ended December 31, 2012, pursuant to a Share Transfer Agreement between Senergy and Energold, Senergy agreed to sell 8,950,000 common shares of the Company for $1,000 to Energold under the condition that Energold agree to advance the Company an unsecured loan of $150,000. As the share transfer was conditional upon Energold making a loan to the Company, the Company recorded the fair value of the shares transferred by Senergy on behalf of the Company as a financing fee with a corresponding credit to additional paid-in capital during the year ended December 31, 2012. The fair value of the shares of $1,790,000 was determined with reference to their quoted market price on the date of issuance.

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013
(Expressed in United States Dollars)

Note 8	SHARE CAPITAL – continued

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

(b)

In connection with the Company entering into the Credit Facility and Debt Settlement Agreement with Senergy, the Company entered into an Assignment and Assumption Agreement with Senergy and Art Brokerage, Inc. (“ABI”) dated February 13, 2009, pursuant to which ABI assigned to Senergy all of its right, title and interest to a debt of $447,500 owed by the Company to ABI.

(c)

On February 13, 2009, the Company entered into a debt settlement and subscription agreement (the “Debt Settlement Agreement”) with Senergy in consideration of Senergy entering into the Credit Facility. Pursuant to the terms of the Debt Settlement Agreement, the company agreed to issue to Senergy 8,950,000 shares of the Company common stock in settlement of a $447,500 debt owed to Senergy.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013
(Expressed in United States Dollars)

Note 8	SHARE CAPITAL – continued

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

On July 27, 2010 the Company entered into a data purchase agreement with two individuals (collectively the “Vendors”), pursuant to which the Company agreed to purchase from the Vendors geologic data relating to certain oil and gas mineral leases located in Texas, including among other things: electric logs, seismic work, seismic reprocessing and data from the Texas Railroad Commission.

In consideration for the acquisition of the geologic data from the Vendors, the Company issued 350,000 shares of the common stock of the Company to the Vendors. The transactions were recorded at the quoted market price of $1.05 per share for total consideration of $367,500 which was capitalized to Oil and Gas Leases on the balance sheet.

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013
(Expressed in United States Dollars)

Note 8	SHARE CAPITAL – continued

On February 28, 2011, the Company entered into debt settlement and subscription agreements with two subscribers pursuant to which the Company settled an aggregate of $50,000 debt in consideration of the issuance of 50,000 shares on March 7, 2011. The debt related to certain amounts owed by ABI to third parties which were subsequently assigned to the Company. The transaction was recorded at the quoted market price of $1.01 and resulted in a loss on settlement of loans payable of $500.

On July 10, 2012, the Company issued 100,000 common shares pursuant to the acquisition of a mineral property interest. The fair value of the shares of $25,000 was determined with reference to their quoted market price on the date of issuance.

On August 7, 2012, the Company issued 750,000 common shares to Art Brokerage, Inc., in settlement of promissory notes outstanding of $3,387,743 and accrued interest therein of $356,348. Art Brokerage was owned by a significant shareholder of the Company at the date of the agreement and thus the amount of the settlement was recorded as a credit to additional paid-in capital during the year ended December 31, 2012.

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

No stock options were issued during the year ended December 31, 2013 and 2012.

The following is a summary of the status of the Company’s stock options as of December 31, 2013 and the stock option activity during the years ended December 31, 2013 and 2012:

		Weighted Average
	Number of options	Exercise Price
Outstanding, December 31, 2011	1,295,000	$0.99
Expired	(145,000)	$0.40
Outstanding, December 31, 2012	1,150,000	$1.07
Expired	(50,000)	$1.50
Outstanding, December 31, 2013	1,100,000	$1.05

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013
(Expressed in United States Dollars)

Note 9	STOCK OPTION PLAN – continued

All options that were outstanding were exercisable at December 31, 2013 and 2012 as a result of all options being fully vested upon grant.

At December 31, 2013, the Company had 1,100,000 share purchase options outstanding. Each share purchase option is exercisable into one common share of the Company at an average exercise price of $1.05 per share until August 20, 2015. These share purchase options had an aggregate intrinsic value of $Nil at December 31, 2013.

Note 10	INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2013 and 2012 are presented below:

	2013	2012
Operating losses	$760,000	$760,000
Capital losses	97,000	97,000
Undeducted accruals	58,000	8,000
Valuation allowance	(915,000)	(865,000)
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

A reconciliation of United States federal statutory income tax rates is as follows:

	2013	2012
Corporate tax rate	34%	34%
Net loss for the year before income taxes	$(148,365)	$(2,697,662)

Expected income tax recovery	$(50,000)	$(917,000)
Gain on settlement of debt	-	1,221,000
Non-deductible financing expenses	-	771,000

Increase (decrease) in valuation allowance	50,000	(1,075,000)
	$-	$-

At December 31, 2013, the Company had estimated losses carried forward of approximately $2,234,000 (2012 - $2,085,000) that may be available to offset future taxable income.

The potential tax benefits have been fully allowed for in the valuation allowance in these financial statements. These Federal and state net operating loss carry-forwards begin to expire on various dates from 2026 through 2033.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013
(Expressed in United States Dollars)

Note 10	INCOME TAXES – Continued

The Company files income tax returns in the United States. All of the Company’s tax returns are subject to tax examinations until respective statute of limitation. The Company currently has no tax years under examination. The Company’s tax filings for the years 2007 - 2013 remain open to examination.

Based on management’s assessment of ASC 740, the Company concluded that the adoption of ASC 740 had no significant impact on our results of operations or financial position, and required no adjustment to the opening balance sheet accounts. The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of December 31, 2013 and 2012.

As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, the Company would recognize the amounts within the income tax expense line in the statements of operations It is not anticipated that unrecognized tax benefits would significantly increase or decrease within twelve months of the reporting date.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

ITEM 9A.         CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures and remediation

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of December 31, 2013, including the remedial actions discussed below, and we have concluded that, as of December 31, 2013, our disclosure controls and procedures were ineffective as discussed in greater detail below. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures.

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

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of December 31, 2013.

Based on its evaluation under the framework in Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission our management concluded that our internal control over financial reporting was not effective as of December 31, 2013, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Material Weaknesses Identified

We have identified certain significant deficiencies in internal control that represent material weaknesses, including:

(i)

There is a lack of a sufficient number of independent directors for our board and audit committee. We currently have no independent director on our board, which is comprised of one director. As a publicly-traded company, we strive to have a majority of our board of directors be independent;

(ii)

Due to the limited number of staff resources, there is insufficient segregation of duties in our finance and accounting functions. During the year ended December 31, 2013, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

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

(v)	Due to the limited number of staff resources, the Company may not have the necessary in- house knowledge to address complex accounting and tax issues that may arise.

Plan for Remediation of Material Weaknesses

Our company has taken steps to improve our internal controls over financial reporting and we intend to continue to take appropriate and reasonable steps necessary to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2014 assessment of the effectiveness of our internal control over financial reporting.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position
Robert Kinloch	58	President, Chief Executive Officer, Chief Financial Officer and Director
Donald Kinloch	55	Secretary and Treasurer

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

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2013; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended December 31, 2011 and 2010, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Robert Kinloch President, Chief Executive Officer and Director	2013 2012	90,000 120,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	90,000 120,000
Donald Kinloch Secretary and Treasurer	2013 2012	45,000 60,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	45,000 60,000

Employment Contracts

Effective September 23, 2010, we entered into a consulting agreement with Robert Kinloch, pursuant to which the Company engaged Mr. Kinloch to, among other things: perform the duties of President, Chief Executive Officer and Chief Financial Officer of the Company, prepare and execute any and all records and filings required to maintain the Company’s public listing, attend to governance issues as they relate to the Nevada registration, provide the Board with any information required to administer the affairs of the Company, advise and recommend, if requested, on any circumstance that may arise relating to asset or acquisition integration, tax matters, market factors and corporate finance. As consideration for the performance his consulting services under the agreement, the Company agreed to pay Mr. Kinloch $10,000 per month. Under the agreement Mr. Kinloch was also granted stock options to acquire 700,000 shares of common stock at an exercise price of $1.05 per share until August 20, 2015 in accordance with the terms of the Company’s 2009 Stock Option Plan. The agreement was for a term of three years and expired during the year ended December 31, 2013. Mr. Kinloch will continue to serve as our Company’s President, Chief Executive Office and Chief Financial Officer, with future compensation to be determined.

Effective September 23, 2010, we entered into a consulting agreement with Donald Kinloch, pursuant to which the Company engaged Mr. Kinloch to, among other things: perform the duties of Secretary of the Company, prepare and execute any and all records and filings required to maintain the Company’s corporate records, interface with shareholders and any person or group having a legitimate interest in the affairs of the Company, provide the board of the Company with any information required to administer the affairs of the Company, and advise and recommend, if requested, on any circumstance that may arise relating to asset management and field operations. As consideration for the performance his consulting services under the agreement, the Company agreed to pay Mr. Kinloch $5,000 per month. Under the agreement Mr. Kinloch was also granted stock options to acquire 400,000 shares of common stock at an exercise price of $1.05 per share until August 20, 2015 in accordance with the terms of the Company’s 2009 Stock Option Plan. The agreement was for a term of three years and expired during the year ended December 31, 2013. Mr. Kinloch will continue to serve as our Company’s Secretary, with future compensation to be determined.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each director certain information concerning the outstanding equity awards as of December 31, 2013.

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

Aggregated Options Exercised in the Year Ended December 31, 2013 and Year End Option Values

There were no stock options exercised during the year ended December 31, 2013.

Repricing of Options/SARS

During the year ended December 31, 2013, we did not reprice any options.

Director Compensation

We reimburse our director for expenses incurred in connection with attending board meetings. We did not pay any other director’s fees or other compensation for services rendered as a director for the fiscal year ended December 31, 2013.

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

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of April 15, 2014, there were 16,141,674 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Class(2)
Directors and Officers:

Common Stock	Robert J. Kinloch 302-95 Sidney St. Belleville, Ontario Canada K8P 1J6	1,188,853(3)	6.9%

Common Stock	Donald Kinloch 1798 Old Highway #2 Unit #2 RR 2 Belleville ON K8N 4Z2	425,000(4)	2.6%

Common Stock	Directors and Officers as a group (two)	1,613,8535)	9.1

5% Shareholders:

Common Stock	Robert J. Kinloch 302-95 Sidney St. Belleville, Ontario Canada K8P 1J6	1,188,853(3)	6.9%

Common Stock	Energold Minerals Inc. 700-220 Bay Street Toronto, Ontario Canada M5L 1E9	12,189,058	75.5%

Common Stock	Donna Rose 1000 N. Green Valley Pkwy Suite 440-235 Henderson, NV 89074	1,545,971(6)	9.6%

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

(2)	The percentage of class is based on 16,141,674 shares of common stock issued and outstanding as of April 15, 2014.

(3)

Total consists of 23,623 shares of the Company beneficially owned by Mr. Robert Kinloch and 700,000 shares of the Company acquirable on exercise of options within 60 days of the date hereof and 465,230 shares of the Company acquirable on the conversion of a convertible loan and accrued interest thereon.

(4)	Total consists of 25,000 shares of the Company beneficially owned by Mr. Donald Kinloch and 400,000 shares of the Company acquirable on exercise of options within 60 days of the date hereof.

(5)

Total includes of 1,100,000 shares of the Company acquirable on exercise of options within 60 days of the date hereof and 465,230 shares of the Company acquirable on the conversion of a convertible loan and accrued interest thereon.

(6)

Total consists of 795,971 shares of the Company owned by Donna Rose, 100,000 shares of the Company owned by Senergy Partners LLC, a private corporation beneficially owned by Donna Rose, and 650,000 shares of the Company owned by Art Brokerage, Inc., a private corporation beneficially owned by Donna Rose.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set out below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our company’s fiscal year ended December 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years. Effective September 23, 2010, we entered into two consulting agreements, one with Robert Kinloch and one with Donald Kinloch. As consideration for the performance of consulting services under the agreement, the Company agreed to pay the Robert and Donald $10,000 and $5,000 per month. Under the agreement Robert and Donald were also granted stock options to acquire 700,000 and 400,000 shares of common stock, respectively, at an exercise price of $1.05 per share until August 20, 2015 in accordance with the terms of the Company’s 2009 Stock Option Plan. The agreements were for a term of three years and expired during the year ended December 31, 2013.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2013 and December 31, 2012 for professional services rendered by BDO Canada LLP, Chartered Accountants, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Audit Fees	$76,489	$51,145
Audit Related Fees	-	-
Tax Fees	$13,111	$1,700
All Other Fees	-	-
Total	$89,600	$52,845

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

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors. PART IV

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

10.11	Loan Agreement dated as of February 13, 2009 between Maverick Minerals Corp. and Senergy Partners LLC (incorporated by reference from our Annual Report on Form 10-K filed on April 13, 2009)

Exhibit
Number	Description

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
Robert Kinloch
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	April 15, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Robert Kinloch
Robert Kinloch
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	April 15, 2014