Form 10-Q
period 2014-03-31
MAVERICK MINERALS CORP
filed 2014-05-15
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of May 15, 2014, there were 16,141,674 shares of common stock, par value $0.001, outstanding.

ii

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Condensed Consolidated Interim Financial Statements

Maverick Minerals Corporation
(An Exploration Stage Company)

March 31, 2014

(Expressed in United States dollars)

Maverick Minerals Corporation
(An Exploration Stage Company)
Condensed Consolidated Interim Balance Sheets
(Unaudited)

	(Expressed in United States Dollars)

	March 31,	December 31
	2014	2013

Current Asset
Cash	$32	$4,243
Accounts receivable	4,000	-
	4,032	4,243

Mineral property (Note 3)	28,000	28,000
TOTAL ASSETS	$32,032	$32,243

Current Liabilities
Accounts payable and accrued liabilities (Note 7)	$326,080	$297,054
Convertible debt (Notes 5 and 6)	140,704	137,966
Loans payable (Note 4)	51,661	52,907
	518,445	487,927
Loans payable (Note 4)	70,000	70,000
TOTAL LIABILITIES	588,445	557,927

Capital Deficit
Capital Stock (Note 7)
Authorized: 750,000,000 common shares at $0.001 par value Issued and fully paid 16,141,674 (December 31, 2013 - 16,141,674) common shares Par value	16,142	16,142
100,000,000 preferred shares at $0.001 par value Issued and fully paid Nil (2012 - Nil) preferred shares Par value	-	-
Additional paid-in capital	14,349,191	14,349,191
Deficit, accumulated during the exploration stage	(14,922,619)	(14,891,890)
Accumulated other comprehensive income	873	873
TOTALSTOCKHOLDERS' EQUITY (CAPITAL DEFICIT)	(556,413)	(525,684)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$32,032	$32,243

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(Unaudited)

	(Expressed in United States Dollars)

			Cumulative From
			Date of Inception
			(April 21, 2003)
	Three months ended March 31,		to March 31,
	2014	2013	2014
General and administration expenses
Audit fees	40,247	53,475	704,686
Freight	-	-	7,600
Insurance	-	-	186,297
Accounting, legal, engineering & consulting, investor relations	5,223	4,959	603,421
Management fees and stock-based compensation (Note 6)	-	45,000	3,249,839
Office	76	755	81,403
Rent	-	1,670	3,942
Telephone and utilities	-	-	83,059
Transfer agent and filing fees	707	3,373	66,849
Travel	-	-	316,787
Wages and benefits	-	-	86,588
Writedown on oil and gas leases	-	-	3,748,664
Gain on disposal of assets	-	-	(795,231)
Loss from operations	(46,253)	(109,232)	(8,343,904)

Other income (expenses)
Other income (Note 6)	12,000	25,000	61,000
Interest expense (Note 6)	(3,491)	(5,185)	(458,015)
Gain (loss) on settlement of loans payable (Note 4)	-	17,500	(3,378,090)
Financing expense	-	-	(2,269,106)
Change in fair value of derivative financial instrument	-	-	1,974
Gain (Loss) on foreign exchange	3,042	(1,916)	(8,982)
Gain on write-off of payables	3,973	-	622,204
	15,524	35,399	(5,429,015)
Net loss from continuing operations	(30,729)	(73,833)	(13,772,919)

Loss from discontinued operations	-	-	(1,149,700)
Net loss for the period	(30,729)	(73,833)	(14,922,619)
Other Comprehensive Income
Foreign currency translation adjustments	-	-	873
Total Comprehensive Loss	$(30,729)	$(73,833)	$(14,921,746)

Loss per share - basic and diluted	($0.00)	($0.00)

Weighted average shares outstanding - basic and diluted	16,141,674	16,041,674

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Condensed Consolidated Interim Statements of Cash Flows
(Unaudited)

		(Expressed in United States Dollars)

			Cumulative From
			Date of Inception
			(April 21, 2003)
	Three months ended March 31,		to March 31,
	2014	2013	2014
Operating Activities
Loss for the period	$(30,729)	$(73,833)	$(14,922,619)
Adjustments to reconcile Loss for the year to cash flows used in operating activities
Impairment of investment in oil and gas leases	-	-	4,168,623
Gain on disposal of assets	-	-	(933,995)
Gain on liabilities write-off	(3,973)	-	(622,204)
Stock-based compensation	-	-	1,925,380
Depreciation	-	-	277,578
Shares issued for services	-	-	105,000
Interest accrued on convertible debt	2,738	5,185	42,558
Unrealized foreign exchange	(1,246)	-	(1,027)
(Gain)/Loss on settlement of loan payable	-	(17,500)	3,378,090
Financing expense	-	-	2,269,106
Change in fair value of derivative financial instrument	-	-	(1,974)
Changes in non-cash working capital items
Accounts receivable	(4,000)	(25,000)	(4,000)
Advances to related party	-	-	-
Accrued interest	-	-	352,554
Accounts payable	32,999	102,950	1,901,852
Cash used in operating activities	(4,211)	(8,198)	(2,065,078)

Investing Activities
Investment in oil and gas leases	-	-	(2,428,296)
Proceeds from the sale of working interests	-	-	650,000
Prepaids and deposits on oil and gas leases	-	-	(2,000,565)
Proceeds from sale of property and equipment	-	-	57,738
Purchase of property and equipment	-	-	(311,367)
Refund on oil and gas leases	-	-	75,000
Cash used in investing activities	-	-	(3,957,490)

Financing Activities
Proceeds on shares to be issued	-	-	303,850
Debt settlement	-	-	35,625
Repayments of loans payable	-	(7,500)	33,380
Proceeds from loans payable	-	-	5,648,872
Cash (used in)/provided by financing activities	-	(7,500)	6,021,727

(Decrease)/Increase in cash during the period	(4,211)	(15,698)	(841)
Effect of cumulative currency translation	-	-	873
Cash, beginning of the period	4,243	17,553	-
Cash, end of the period	$32	$1,855	$32

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Condensed Consolidated Interim Statements of Cash Flows
(Unaudited)

		(Expressed in United States Dollars)

		Cumulative From
		Date of Inception
			(April 21, 2003)
	Three months ended March 31,		to March 31,
	2014	2013	2014

Supplemental Cash Flow information:
Interest paid	$-	$-	$35,000
Income taxes paid	-	-	-
Non-cash investing and financing activities:
Impairment in oil and gas leases	-	-	419,959
Investment in oil and gas leases in exchange for notes payable to Veneto	-	-	1,455,000
Shares issued for acquisition of mineral property interest	-	-	28,000
Transfer of leases in settlement of notes payable	-	-	1,455,000
Assignment of accounts payable from transfer of leases	-	-	193,764
Settlement of loan payable	-	-	1,481,469
Forgiveness of related party balances payable	-	-	1,027,791
Forgiveness of loan payable	-	-	311,400
Shares issued for property services	-	-	210,000
Exchange of accounts payable for convertible debt	-	-	100,000
Shares issued for data purchase	-	-	367,500
Shares issued on conversion of debt	-	-	818,451
Financing fee contributed by a principal stockholder	-	-	1,790,000
Shares issued for settlement of loans payable	-	-	3,744,091

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Condensed Consolidated Statement of Changes in Stockholders' Equity (Capital Deficit)
For the Period from Date of Inception on April 21, 2003 to March 31, 2014
(Unaudited)

						(Expressed in United States Dollars)

	Number of	Par Value		Shares to be Issued		Accumulated Other
	Common Shares	@$0.001 Per Share	Additional Paid-in Capital	(Subscriptions Receivable)	Accumulated Deficit	Comprehensive Loss	Total Capital Deficit
Balance, April 21, 2003	10	$-	$-	$-	$-	$-	$-
Adjustment for the issuance of common stock on recapitalization	3,758,040	3,758	(3,758)	-	-	-	-
	3,758,050	3,758	(3,758)	-	-	-	-
Adjustment to capital deficit of the Company at the recapitalization date	417,603	418	(945,307)	-	-	-	(944,889)
	4,175,653	4,176	(949,065)	-	-	-	(944,889)
Shares issued for management services (Note 7)	150,000	150	104,850	-	-	-	105,000
Currency translation adjustment	-		-	-	-	873	873
Net loss for the period	-		-	-	(626,985)	-	(626,985)
Balance, December 31, 2003	4,325,653	4,326	(844,215)	-	(626,985)	873	(1,466,001)
Shares issued for cash (Note 7)	1,000,000	1,000	24,000	-	-	-	25,000
Shares subscribed but unissued	-	27,500	-	-	-	-	27,500
Forgiveness of related party balances payable	-	-	1,027,791	-	-	-	1,027,791
Net income for the year	-	-	-	-	71,698	-	71,698
Balance, December 31, 2004	5,325,653	32,826	207,576	-	(555,287)	873	(314,012)
Shares subscribed but unissued	-	-27,500	-	-	-	-	(27,500)
Shares issued for cash (Note 7)	2,750,000	2,750	24,750	-	-	-	27,500
Cancellation of shares (Note 7)	(5,437,932)	-5,438	5,438	-	-	-	-
Compensation expense on share cancellation (Note 7)	-		44,720	-	-	-	44,720
Shares issued for loan payable settlement (Note 7)	89,500	90	125,210	-	-	-	125,300
Shares issued for cash (Note 7)	7,500	7	743	-	-	-	750
Stock based compensation	-		140,438	-	-	-	140,438
Net loss for the year	-		-	-	(1,036,098)	-	(1,036,098)
Balance, December 31, 2005	2,734,721	$2,735	$548,875	$-	$(1,591,385)	$873	$(1,038,902)
Shares issued for cash (Note 7)	6,000	6	594	(600)	-	-	-
Stock based compensation	-		11,401	-	-	-	11,401

Net loss for the year	-		-	-	(128,774)	-	(128,774)
Balance, December 31, 2006	2,740,721	2,741	560,870	(600)	(1,720,159)	873	(1,156,275)
Net loss for the year	-		-	-	(192,410)	-	(192,410)
Balance, December 31, 2007	2,740,721	2,741	560,870	(600)	(1,912,569)	873	(1,348,685)
Share subscriptions paid (Note 7)	-		-	600	-	-	600
Net income for the year	-		-	-	109,951	-	109,951
Balance, December 31, 2008	2,740,721	2,741	560,870	-	(1,802,618)	873	(1,238,134)
Cancellation of shares (Note 7)	(2,000,000)	-2,000	2,000	-	-	-	-
Shares issued for loan payable settlement (Note 7)	8,950,000	8,950	3,571,050	-	-	-	3,580,000
Shares issued for loan payable settlement (Note 7)	436,000	436	217,564	-	-	-	218,000
Shares issued for consulting services (Note 7)	350,000	350	209,650	-	-	-	210,000
Stock based compensation	-		43,321	-	-	-	43,321
Net loss for the year	-		-	-	(3,433,469)	-	(3,433,469)
Balance, December 31, 2009	10,476,721	10,477	4,604,455	-	(5,236,087)	873	(620,282)
Shares issued upon conversion of debt (Note 7)	49,925	50	37,363	-	-	-	37,413
Shares issued for loan payable settlement (Note 7)	725,971	726	1,015,633	-	-	-	1,016,359
Shares issued for data purchase (Note 7)	350,000	350	367,150	-	-	-	367,500
Stock based compensation	-		1,592,250	-	-	-	1,592,250
Shares to be issued (Note 7)	-		-	250,000	-	-	250,000
Net loss for the year	-		-	-	(5,300,187)	-	(5,300,187)
Balance, December 31, 2010	11,602,617	$11,603	$7,616,851	$250,000	$(10,536,274)	$873	$(2,656,947)
Shares issued for cash (Note 7)	500,000	500	249,500	(250,000)	-	-	-
Shares issued for loan payable settlement (Note 7)	50,000	50	50,450	-	-	-	50,500
Stock based compensation	-		93,250	-	-	-	93,250
Net loss for period	-		-	-	(1,509,589)	-	(1,509,589)
Balance, December 31, 2011	12,152,617	12,153	8,010,051	-	(12,045,863)	873	(4,022,786)
Shares issued for acquisition of mineral property interest (Note 3)	100,000	100	24,900	-	-	-	25,000
Shares issued for settlment of loans payable (Note 7)	750,000	750	3,743,341	-	-	-	3,744,091
Financing fee contributed	-		1,790,000	-	-	-	1,790,000
Shares issued upon conversion of debt (Note 7)	3,039,057	3,039	777,999	-	-	-	781,038
Net loss for period	-		-	-	(2,697,662)	-	(2,697,662)
Balance, December 31, 2012	16,041,674	16,042	14,346,291	-	(14,743,525)	873	(380,319)
Shares issued for acquisition of mineral property interest (Note 3)	100,000	100	2,900	-	-	-	3,000
Net loss for period	-	-	-	-	(148,365)	-	(148,365)
Balance, December 31, 2013	16,141,674	$16,142	$14,349,191	$-	$(14,891,890)	$873	$(525,684)
Net loss for period	-	-	-	-	(30,729)	-	(30,729)
Balance, March 31, 2014	16,141,674	$16,142	$14,349,191	$-	$(14,922,619)	$873	$(556,413)

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2014
(Unaudited)
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

These accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2014, the Company has negative working capital of $514,413 and has an accumulated deficit of $14,922,619. The continuation of the Company is dependent upon obtaining a successful exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $120,000 to cover general and administrative expenses over the twelve months ending March 31, 2015 to continue operations. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $518,445. The Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to pursue explorations activities, and for other working capital purposes.

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2014
(Unaudited)
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained herein. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements included in its annual report on Form 10-K for the year ended December 31, 2013. The Company follows the same accounting policies in the preparation of interim reports.

Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

Note 3	MINERAL PROPERTY

	2014	2013
Jarvis Island Property Acquisition costs, common shares	$28,000	$28,000
Mineral property interests	$28,000	$28,000

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2014
(Unaudited)
(Expressed in United States Dollars)

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

Note 4	LOANS PAYABLE

The Company has the following loans payable:

	March 31, 2014	December 31, 2013
Mr. Alonzo B. Leavell (1)	$20,000	$20,000
Energold Minerals Inc.	101,661	102,907
	121,661	122,907
Less; current portion	(51,661)	(52,907)
	$70,000	$70,000

(1)These amounts are unsecured; bear no interest, with no specific terms of repayment.

On July 4, 2013, the Company entered into a loan agreement whereby the Company received a loan in the amount of $70,000 from Energold Minerals Inc. (“Energold”) a significant shareholder of the Company. The loan is unsecured, bears interest at 3% per annum and is due on June 30, 2015. The maturity date of the loan may be extended an additional twelve months at the request of the Company.

On November 14, 2013, the Company entered into a second loan agreement with Energold in the amount of $31,661 (CDN$35,000). The loan is unsecured, bears interest at 3% per annum and is due on November 1, 2014.

During the three months ended March 31, 2013, the Company entered into a debt settlement agreement (the “Agreement”) with certain creditors, pursuant to which the Company agreed to pay $26,875 in full settlement of loans outstanding to the Creditors in the amount of $107,500. During the three months ended March 31, 2013, the Company made a payment of $7,500 upon execution of the Agreement, which represented full settlement of one loan outstanding to the Creditors of $25,000, resulting in a gain on settlement of loans payable of $17,500.

Note 5	CONVERTIBLE DEBT

On November 26, 2009, the Company issued a convertible note in the amount of $100,000 to a related party to settle an outstanding payable of $100,000. This convertible note is due on demand, and bears interest at 8% per annum. The debt, along with accrued interest of $40,704 at March 31, 2014 (December 31, 2013: $37,966), is convertible into common shares at a conversion rate of $0.30 per share.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2014
(Unaudited)
(Expressed in United States Dollars)

Note 6	RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities at March 31, 2014 is $228,190 (December 31, 2013 - $238,879) owing to officers of the Company and a company with a common officer of the Company for accrued and unpaid management fees and for expenses incurred on behalf of the Company.

Management fees of $Nil were charged to expense in these financial statements for the three months ended March 31, 2014 (March 31, 2013 - $45,000). During the three months ended March 31, 2014, the Company incurred $753 in interest charges on loans payable to a significant shareholder of the Company (March 31, 2013 - $Nil). Of these amounts $1,910 (December 31, 2013 - $1,163) was payable as at March 31, 2014.

During the three months ended March 31, 2014, the Company incurred $2,738 (2013 - $5,185 interest charges on convertible debt payable to the director and CEO of the Company.

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

Note 7	SHARE CAPITAL – continued

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2014
(Unaudited)
(Expressed in United States Dollars)

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2014
(Unaudited)
(Expressed in United States Dollars)

Note 7	SHARE CAPITAL – continued

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

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2014
(Unaudited)
(Expressed in United States Dollars)

Note 7	SHARE CAPITAL – continued

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

No stock options were issued during the three months ended March 31, 2014 and 2013.

The following is a summary of the status of the Company’s stock options as of March 31, 2014 and December 31, 2013 and the stock option activity during the periods then ended:

		Weighted
	Number of	Average
	options	Exercise Price
Outstanding, December 31, 2012	1,150,000	$1.07
Expired	(50,000)	$1.50
Outstanding, December 31, 2013 and March 31, 2014	1,100,000	$1.05

All options that were outstanding were exercisable at March 31, 2014 and December 31, 2013 as a result of all options being fully vested upon grant.

At March 31, 2014, the Company had 1,100,000 share purchase options outstanding. Each share purchase option is exercisable into one common share of the Company at an average exercise price of $1.05 per share until August 20, 2015. These share purchase options had an aggregate intrinsic value of $Nil at March 31, 2014.

Maverick Minerals Corporation
(An Exploration Stage Company)
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2014
(Unaudited)
(Expressed in United States Dollars)

Note 9	PRIOR PERIOD

In order to present the effect of the following financial statement adjustments for the year ended December 31, 2013 in the appropriate interim period, the comparative financial statements for the three months ended March 31, 2013 have been recast as described below:

i)

During the three months ended March 31, 2013, the Company recorded travel expenses of $1,907 on the condensed consolidated interim statement of comprehensive loss. During the fourth quarter of the year ended December 31, 2013, the Company determined that these travel expenses should not be recorded in the accounts of the Company and these charges were reversed.

The financial statement adjustments had the following impact on the condensed consolidated interim statement of operations and comprehensive loss for the three months ended March 31, 2013:

	As Previously
	Reported	Adjustments	As Adjusted

Net loss from continuing operations	$(75,740)	$1,907	$(73,833)
Total Comprehensive (Gain) Loss	(75,740)	$1,907	$(73,833)
(Gain) Loss per share - basic and diluted	$(0.00)	$0.00	$(0.00)

The effect of the financial statement adjustment did not impact the net cash used in operating activities, investing activities, or financing activities on the consolidated statement of cash flows for the three month period ended March 31, 2013.

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

Recent Corporate Developments

A significant amount of time has been given to due diligence on mineral properties in Mexico and Canada which have come to the market in a difficult financial environment for junior exploration companies. We will continue to review projects that we believe offer significant value in a distressed environment that we believe we can finance. These exploration properties are targets for base metals, gold and silver. The dominant targets on these mineral properties are gold silver lead and zinc and all have extensive historical workings. Management will review these opportunities diligently however no guarantee can be given that any transaction as outlined herein will occur in the time frame covered by this plan of operation.

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

Results of Operations

Our operating results for the three months ended March 31, 2014 and 2013 are summarized as follows:

	Three months ended March 31, 2014	Three months ended March 31, 2013	Percentage Increase/(Decrease)
Revenue	-	-	N/A
Expenses	$46,253	$109,232	(57.7)%
Other income (expenses)	$15,524	$35,399	(56.1)%
Net loss	$(30,729)	$(73,833)	(58.4)%

Revenues

We have not earned any revenues since our inception on April 21, 2003. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative

The major components of our general and administrative expenses for the period are outlined in the table below:

	Three months ended March 31,
			Percentage
			Increase /
	2014	2013	(Decrease)
Audit Fees	$40,247	$53,475	(24.7)%
Accounting, legal, consulting, and investor relations	5,223	4,959	5.3%
Management fees	-	45,000	(100.0)%
Office	76	755	(89.9)%
Rent	-	1,670	(100.0)%
Transfer agent fees	707	3,373	(79.0)%
Total Expenses	$46,253	$109,232	(57.7)%

Our operating expenses for the three months ended March 31, 2014 were $46,253, which represents a decrease of $62,979, or 57.7% over the same period in 2013. The decrease was mainly attributable to a reduction in management fees of $45,000 as a result of the expiration of management fee agreements with our President, CEO and CFO and with our Secretary and Treasurer. The three year terms of these agreements expired during the third quarter of fiscal 2013 and were not renewed, although these officers continue to hold these positions.

Other Income/Expenses

Other income/expenses for the three months ended March 31, 2014 totaled $15,524, as compared to $35,399 for the same period in 2013. The main reason for the decrease in other income is a decrease in other income, relating to consulting services provided to a private mining company, which is an affiliated company controlled by our majority shareholder. We earned $12,000 in consulting fees in the current period, as compared to $25,000 for the same period in 2013. The decrease was also attributable to a gain on settlement of loans payable of $17,500 during the comparative period relating to a debt settlement agreement consummated during that period.

Liquidity and Capital Resources

Working Capital

	March 31, 2014	December 31, 2013
Current Assets	$4,032	$4,243
Current Liabilities	518,445	487,927
Working Capital Deficit	$(514,413)	$(483,684)

Cash Flows
	Three months ended March 31,
	2014	2013
Cash used in Operating Activities	$(4,211)	$(8,198)

Cash used in Financing Activities	-	(7,500)
Net decrease in Cash	$(4,211)	$(15,698)

We had a cash balance of $32 and a working capital deficiency of $514,413 as of March 31, 2014 compared to cash of $4,243 and a working capital deficiency of $483,684 as of December 31, 2013. We anticipate that we will require approximately $120,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Consequently, we will need to obtain additional financing.

Cash used in operating activities for the three months ended March 31, 2014 was $4,211 as compared to cash used in operating activities for the same period in 2013 of $8,198. Cash used in operating activities has decreased during the current period primarily as a result of a decrease in operating expenses, as described above.

There were no investing activities during the three month periods ended March 31, 2014 and 2013.

There were no financing activities during the three month period ended March 31, 2014. During the comparative period in 2013, we had net cash used in financing activities of $7,500 associated with cash paid to settle loan payable balances.

Loans Payable

The Company has the following loans outstanding as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Mr. Alonzo B. Leavell	20,000	20,000
Energold Minerals Inc.	101,661	102,907
	$121,661	$122,907

For more details please see Note 4 to our consolidated financial statements included in this report.

Going Concern

Our interim financial statements for the quarter ended March 31, 2014 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders and creditors, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2014, we had cash of $32 and we estimate that we will require approximately $120,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the December 31, 2013 consolidated financial statements which are included with our annual report. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act) as of March 31, 2014 and we have concluded that, as of March 31, 2014, our disclosure controls and procedures were ineffective. The ineffectiveness of our disclosure controls and procedures was due to the material weaknesses disclosed in our Annual Report on Form 10-K filed on April 15, 2014.

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item. However, current and prospective investors are encouraged to review the risks set forth in Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 15, 2014.

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

Exhibit
Number	Description
10.20	Pledge and Security Agreement dated September 20, 2010 between Maverick Minerals Corporation and Art Brokerage, Inc. (incorporated by reference from our Form 8-K Current report, filed on September 24, 2010)

10.21	Security Agreement dated September 20, 2010 between Maverick Minerals Corporation and Art Brokerage, Inc. (incorporated by reference from our Form 8-K Current report, filed on September 24, 2010)

10.22	Amendment Agreement dated September 15, 2010 between Maverick Minerals Corporation and Art Brokerage, Inc. (incorporated by reference from our Form 8-K Current report, filed on September 24, 2010)

10.23	Consulting Agreement dated September 23, 2010 between Maverick Minerals Corporation and Robert Kinloch (incorporated by reference from our Form 8-K Current report, filed on September 24, 2010)

10.24	Consulting Agreement dated September 23, 2010 between Maverick Minerals Corporation and Donald Kinloch (incorporated by reference from our Form 8-K Current report, filed on September 24, 2010)

10.25	Form of Subscription Agreement dated December 21, 2010 (incorporated by reference from our Form 8-K Current report, filed on December 28, 2010)

10.26	Joint Operating Agreement dated effective December 6, 2010 between Maverick Minerals Corporation, Getty Resources Inc. and James Kearney (incorporated by reference from our Form 8- K Current report, filed on December 28, 2010)

10.27	Joint Operating Agreement dated effective December 7, 2010 between Maverick Minerals Corporation and Arrowdog, LLP (incorporated by reference from our Form 8-K Current report, filed on December 28, 2010)

10.28	Letter Agreement dated December 6, 2010 between Maverick Minerals Corporation and John Kearney (incorporated by reference from our Form 8-K Current report, filed on December 28, 2010)

10.29	Option and Joint Venture Exploration Agreement dated June 8, 2012 between Maverick Minerals
Corporation and Energold Minerals Inc. (incorporated by reference from our Form 8-K Current
Report, filed on June 12, 2012)

10.30	Debt Settlement and Subscription Agreement dated August 7, 2012 between Maverick Minerals Corporation and The Art Brokerage, Inc. (incorporated by reference from our Form 8-K Current report, filed on August 7, 2012)

10.31	Debt and Subscription Agreement dated August 7, 2012 between Maverick Minerals Corporation and Senergy Partners LLC (incorporated by reference from our Form 8-K Current Report, filed on August 7, 2012)

10.32	Share Transfer Agreement dated August 20, 2012 between Energold Minerals Inc. and Senergy Partners LLC (incorporated by reference from our Form 8-K Current Report, filed on August 24, 2012)

14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 24, 2008)

21.1	List of Subsidiaries (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 15, 2014)

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAVERICK MINERALS CORPORATION

By	/s/ Robert Kinloch

Robert Kinloch
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	May 15, 2014