Form 10-Q
period 2014-06-30
MAVERICK MINERALS CORP
filed 2014-08-19
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of August 19, 2014, there were 16,141,674 shares of common stock, par value $0.001, outstanding.

ii

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Condensed Consolidated Interim Financial Statements

Maverick Minerals Corporation

June 30, 2014

(Expressed in United States dollars)

Maverick Minerals Corporation
Condensed Consolidated Interim Balance Sheets
(Unaudited)

	(Expressed in United States Dollars)

	June 30,	December 31
	2014	2013

Current Asset
Cash	$60	$4,243
Accounts receivable	3,000	-
	3,060	4,243

Mineral property (Note 3)	28,000	28,000
TOTAL ASSETS	$31,060	$32,243

Current Liabilities
Accounts payable and accrued liabilities (Note 7)	$328,193	$297,054
Convertible debt (Notes 5 and 6)	143,528	137,966
Loans payable (Note 4)	122,802	52,907
	594,523	487,927
Loans payable (Note 4)	36,082	70,000
TOTAL LIABILITIES	630,605	557,927

Capital Deficit
Capital Stock (Note 7)
Authorized: 750,000,000 common shares at $0.001 par value Issued and fully paid 16,141,674 (December 31, 2013 - 16,141,674) common shares Par value	16,142	16,142
100,000,000 preferred shares at $0.001 par value Issued and fully paid Nil (December 31, 2013 - Nil) preferred shares Par value	-	-
Additional paid-in capital	14,349,191	14,349,191
Accumulated deficit	(14,965,751)	(14,891,890)
Accumulated other comprehensive income	873	873
TOTALSTOCKHOLDERS' EQUITY (CAPITAL DEFICIT)	(599,545)	(525,684)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$31,060	$32,243

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
				(Note 9)
General and administration expenses
Audit fees	27,599	11,459	67,846	64,934
Accounting and legal	5,315	5,649	10,538	10,608
Management fees and stock-based compensation (Note 6)	-	45,000	-	90,000
Office	64	1,497	140	2,252
Rent	-	-	-	1,670
Transfer agent and filing fees	2,634	2,524	3,341	5,897
Travel	-	157	-	157
Loss from operations	(35,612)	(66,286)	(81,865)	(175,518)

Other income (expenses)
Other income	-	-	12,000	25,000
Interest expense (Note 6)	(4,170)	(2,592)	(7,661)	(7,777)
Gain on settlement of loans payable (Note 4)	-	-	-	17,500
Loss on foreign exchange	(3,350)	(2,950)	(308)	(4,866)
Gain on write-off of payables	-	-	3,973	-
	(7,520)	(5,542)	8,004	29,857
Net loss and comprehensive loss for the period	$(43,132)	$(71,828)	$(73,861)	$(145,661)

Loss per share - basic and diluted	($0.00)	($0.00)	($0.00)	($0.01)

Weighted average shares outstanding - basic and diluted	16,141,674	16,041,674	16,141,674	16,041,674

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
Condensed Consolidated Interim Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2014	2013
		(Note 9)
Operating Activities
Loss for the period	$(73,861)	$(145,661)
Adjustments to reconcile loss for the period to cash flows used in operating activities
Gain on liabilities write-off	(3,973)	-
Interest accrued on convertible debt	5,562	7,777
Unrealized foreign exchange	812	-
Gain on settlement of loan payable	-	(17,500)
Changes in non-cash working capital items
Accounts receivable	(4,000)	-
Accounts payable	36,112	146,469
Cash used in operating activities	(39,348)	(8,915)

Financing Activities
Repayments of loans payable	-	(8,500)
Proceeds from loans payable	35,165	-
Cash (used in)/provided by financing activities	35,165	(8,500)

Decrease in cash during the period	(4,183)	(17,415)
Cash, beginning of the period	4,243	17,553
Cash, end of the period	$60	$138

Supplemental Cash Flow information:
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
Condensed Consolidated Statement of Changes in Stockholders' Equity (Capital Deficit)
(Unaudited)

				(Expressed in United States Dollars)

	Number of	Par Value			Accumulated
	Common	@$0.001 Per	Additional Paid-in	Accumulated	Other	Total Capital
	Shares	Share	Capital	Deficit	Comprehensive	Deficit

Balance, December 31, 2012	16,041,674	16,042	14,346,291	(14,743,525)	873	(380,319)
Net loss for period				(145,661)		(145,661)
Balance, June 30, 2013	16,041,674	$16,042	$14,346,291	$(14,889,186)	$873	$(525,980)

Shares issued for acquisition of mineral property interest (Notes 3 and 7)	100,000	100	2,900	-	-	3,000
Net loss for period	-	-	-	(2,704)	-	(797)
Balance, December 31, 2013	16,141,674	$16,142	$14,349,191	$(14,891,890)	$873	$(525,684)

Net loss for period	-	-	-	(73,861)	-	(73,861)
Balance, June 30, 2014	16,141,674	$16,142	$14,349,191	$(14,965,751)	$873	$(599,545)

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
Notes to the Condensed Consolidated Interim Financial Statements
June 30, 2014
(Unaudited)
(Expressed in United States Dollars)

Note 1	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND LIQUIDITY

Nature of Operations

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

Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

Liquidity

These accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2014, the Company has negative working capital of $591,463 and has an accumulated deficit of $14,965,751. The continuation of the Company is dependent upon obtaining a successful exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $120,000 to cover general and administrative expenses over the twelve months ending June 30, 2015 to continue operations. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $594,523. The Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to pursue explorations activities, and for other working capital purposes.

Maverick Minerals Corporation
Notes to the Condensed Consolidated Interim Financial Statements
June 30, 2014
(Unaudited)
(Expressed in United States Dollars)

Note 1	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND LIQUIDITY - Continued

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

Note 2	NEW ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued ASU No. 2014-10, "Development Stage Entities" (“ASU 2014-10”) which removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the update eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASU No. 2014-10 is effective for fiscal years and interim periods beginning after December 15, 2014, with early adoption permissible.

During the six months ended June 30, 2014, the Company has elected to early adopt ASU 2014-10. The adoption of this ASU allowed the Company to remove the inception to date information and all references to exploration stage.

Note 3	MINERAL PROPERTY

	June 30, 2014	December 31, 2013
Jarvis Island Property Acquisition costs, common shares	$28,000	$28,000
Mineral property interests	$28,000	$28,000

Maverick Minerals Corporation
Notes to the Condensed Consolidated Interim Financial Statements
June 30, 2014
(Unaudited)
(Expressed in United States Dollars)

Note 3	MINERAL PROPERTY – Continued

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

To exercise the first option and earn a 30% undivided interest in the Jarvis Property, the Company must: (i) issue to Energold 100,000 shares on or before June 29, 2012 (issued); (ii) issue to Energold an additional 100,000 shares on or before September 15, 2013 (issued); and (iii) incur a total of $200,000 in exploration expenditures on the Jarvis Property on or before September 15, 2016.

To exercise the second option and earn an additional 21% undivided interest in the Jarvis Property, the Company must: (i) exercise the first option, (ii) issue to Energold a further 200,000 shares on or before September 15, 2017, and (iii) incur an additional $200,000 in exploration expenditures on the Jarvis Property on or before June 30, 2018.

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

Maverick Minerals Corporation
Notes to the Condensed Consolidated Interim Financial Statements
June 30, 2014
(Unaudited)
(Expressed in United States Dollars)

Note 4	LOANS PAYABLE

The Company has the following loans payable:

		December 31,
	June 30, 2014	2013
Mr. Alonzo B. Leavell (1)	$20,000	$20,000
Energold Minerals Inc.	138,884	102,907
	158,884	122,907
Less; current portion	(122,802)	(52,907)
	$36,082	$70,000

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

On November 14, 2013, the Company entered into a second loan agreement with Energold in the amount of $32,802 (CDN$35,000). The loan is unsecured, bears interest at 3% per annum and is due on November 1, 2014.

On April 8, 2014, the Company entered into a third loan agreement with Energold in the amount of $36,082 (CDN$38,500). The loan is unsecured, bears interest at 7% per annum and is due on May 1, 2016.

Note 5	CONVERTIBLE DEBT

On November 26, 2009, the Company issued a convertible note in the amount of $100,000 to a related party to settle an outstanding payable of $100,000. This convertible note is due on demand, and bears interest at 8% per annum. The debt, along with accrued interest of $43,528 at June 30, 2014 (December 31, 2013: $37,966), is convertible into common shares at a conversion rate of $0.30 per share.

Maverick Minerals Corporation
Notes to the Condensed Consolidated Interim Financial Statements
June 30, 2014
(Unaudited)
(Expressed in United States Dollars)

Note 6	RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities at June 30, 2014 is $226,644 (December 31, 2013 - $238,879) owing to officers of the Company and a company with a common officer of the Company for accrued and unpaid management fees and for expenses incurred on behalf of the Company.

Management fees of $Nil and $Nil were charged to expense in these financial statements for the three and six months ended June 30, 2014, respectively (June 30, 2013 - $45,000 and $90,000, respectively). During the three and six months ended June 30, 2014, the Company incurred $1,045 and $2,099, respectively in interest charges on loans payable to a significant shareholder of the Company (June 30, 2013 - $Nil and $Nil, respectively). A total of $3,285 (December 31, 2013 - $1,163) was payable as at June 30, 2014.

During the three and six months ended June 30, 2014, the Company incurred $2,824 and $5,561, respectively (June 30, 2013 - $2,592 and $7,777, respectively) in interest charges on convertible debt payable to the director and CEO of the Company.

Note 7	SHARE CAPITAL

On September 13, 2013, the Company issued 100,000 common shares pursuant to the acquisition of a mineral property interest. The fair value of the shares of $3,000 was determined with reference to their quoted market price on the date of issuance.

Maverick Minerals Corporation
Notes to the Condensed Consolidated Interim Financial Statements
June 30, 2014
(Unaudited)
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

No stock options were issued during the six months ended June 30, 2014 and 2013.

The following is a summary of the status of the Company’s stock options as of June 30, 2014 and December 31, 2013 and the stock option activity during the periods then ended:

		Weighted
	Number of	Average
	options	Exercise Price
Outstanding, December 31, 2012	1,150,000	$1.07
Expired	(50,000)	$1.50
Outstanding, December 31, 2013	and June 30,
2014	1,100,000	$1.05

All options that were outstanding were exercisable at June 30, 2014 and December 31, 2013 as a result of all options being fully vested upon grant.

At June 30, 2014, the Company had 1,100,000 share purchase options outstanding. Each share purchase option is exercisable into one common share of the Company at an average exercise price of $1.05 per share until August 20, 2015. These share purchase options had an aggregate intrinsic value of $Nil at June 30, 2014.

Maverick Minerals Corporation
Notes to the Condensed Consolidated Interim Financial Statements
June 30, 2014
(Unaudited)
(Expressed in United States Dollars)

Note 9	PRIOR PERIOD

In order to present the effect of the following financial statement adjustments for the year ended December 31, 2013 in the appropriate interim period, the comparative financial statements for the six months ended June 30, 2013 have been recast as described below:

i)

During the six months ended June 30, 2013, the Company recorded travel expenses of $1,907 on the condensed consolidated interim statement of comprehensive loss. During the fourth quarter of the year ended December 31, 2013, the Company determined that these travel expenses should not be recorded in the accounts of the Company and these charges were reversed.

The financial statement adjustments had the following impact on the condensed consolidated interim statement of operations and comprehensive loss for the six months ended June 30, 2013:

	As Previously
	Reported	Adjustments	As Adjusted

Net loss and comprehensive loss for the period	$(147,568)	$1,907	$(145,661)

Loss per share - basic and diluted	$(0.01)	$0.00	$(0.01)

The effect of the financial statement adjustment did not impact the operating results for the three months ended June 30, 2013 and did not impact net cash used in operating activities, investing activities, or financing activities on the consolidated statement of cash flows for the three and six month periods ended June 30, 2013.

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

Our Current Business

We are engaged in the acquisition, exploration, and development of prospective oil and gas properties and mineral properties.

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

Recent Corporate Developments

We are currently reviewing projects in California, Utah and Sonora, Mexico for possible joint venture opportunities or acquisitions that we believe offer significant value in a distressed environment. The company will incur significant professional engineering fees in the coming quarter pursuant to ongoing due diligence in these jurisdictions. There is no assurance that any transaction involving these efforts will occur in the next twelve months or at all.

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

Results of Operations

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Our operating results for the three months ended June 30, 2014 and 2013 are summarized as follows:

	Three months ended	Three months ended	Percentage
	June 30, 2014	June 30, 2013	Increase/(Decrease)
Revenue	-	-	N/A
Expenses	$35,612	$66,286	(46.3)%
Other expenses	$7,520	$5,542	35.7%
Net loss	$(43,132)	$(71,828)	(40.0)%

Revenues

We have not earned any revenues since our inception on April 21, 2003. We anticipate that we will not generate any revenues until we are able to implement our plan of operation.

General and Administrative

The major components of our general and administrative expenses for the year are outlined in the table below:

	Three months ended		Percentage
	June 30,		Increase /
	2014	2013	(Decrease)
Audit Fees	$27,599	$11,459	140.0%
Accounting and legal	5,315	5,649	(5.9)%
Management fees	-	45,000	(100.0)%
Office	64	1,497	(95.7)%
Transfer agent fees	2,634	2,524	4.4%
Travel	-	157	(100.0)%
Total Expenses	$35,612	$66,286	(46.3)%

Our operating expenses for the three months ended June 30, 2014 were $35,612, which represents a decrease of $30,674, or 46.3% over the same period in 2013. The decrease was mainly attributable to a reduction in management fees of $45,000 as a result of the expiration of management fee agreements with our President, CEO and CFO and with our Secretary and Treasurer. The three year terms of these agreements expired during the third quarter of fiscal 2013 and were not renewed, although these officers continue to hold these positions.

Other Expenses

Other expenses for the three months ended June 30, 2014 totaled $7,520, as compared to $5,542 for the same period in 2013. The main reason for the increase in other expenses is attributable to an increase in interest expense as a result of an increase in loans payable advanced to us during the current period, which were used to fund operating expenses.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Our operating results for the six months ended June 30, 2014 and 2013 are summarized as follows:

	Six months ended	Six months ended	Percentage
	June 30, 2014	June 30, 2013	Increase/(Decrease)
Revenue	-	-	N/A
Expenses	$81,865	$175,518	(53.4)%
Other income (expenses)	$8,004	$29,857	(73.2)%
Net loss	$(73,861)	$(145,661)	(49.3)%

Revenues

We have not earned any revenues since our inception on April 21, 2003. We anticipate that we will not generate any revenues until we are able to implement our plan of operation.

General and Administrative

The major components of our general and administrative expenses for the year are outlined in the table below:

	Six months ended June 30,
			Percentage
			Increase /
	2014	2013	(Decrease)
Audit Fees	$67,846	$64,934	4.5%
Accounting and legal	10,538	10,608	(0.7)%
Management fees	-	90,000	(100.0)%
Office	140	2,252	(93.8)%
Rent	-	1,670	(100.0)%
Transfer agent fees	3,341	5,897	(43.3)%
Travel	-	157	(100.0)%
Total Expenses	$81,865	$175,518	(53.4)%

Our operating expenses for the six months ended June 30, 2014 were $81,865, which represents a decrease of $93,653, or 53.4% over the same period in 2013. The decrease was mainly attributable to a reduction in management fees of $90,000 as a result of the expiration of management fee agreements with our President, CEO and CFO and with our Secretary and Treasurer. The three year terms of these agreements expired during the third quarter of fiscal 2013 and were not renewed, although these officers continue to hold these positions.

Other Income/Expenses

Other income/(expenses) for the six months ended June 30, 2014 totaled $8,004, as compared to $29,857 for the same period in 2013. The main reason for the decrease in other income is as a result of a reduction in consulting services provided to an affiliated private mining company. We earned $12,000 in consulting fees in the current period, as compared to $25,000 for the same period in 2013. The decrease was also attributable to a gain on settlement of loans payable of $17,500 during the comparative period relating to a debt settlement agreement consummated during that period.

Liquidity and Capital Resources Working Capital

	June 30, 2014	December 31, 2013
Current Assets	$3,060	$4,243
Current Liabilities	594,523	487,927
Working Capital Deficit	$(591,463)	$(483,684)

Cash Flows
	Six months ended June 30,
	2014	2013
Cash used in Operating Activities	$(39,348)	$(8,915)
Cash provided by (used in) Financing Activities	35,165	(8,500)
Net decrease in Cash	$(4,183)	$(17,415)

We had a cash balance of $60 and a working capital deficiency of $591,463 as of June 30, 2014 compared to cash of $4,243 and a working capital deficiency of $483,684 as of December 31, 2013. We anticipate that we will require approximately $120,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $594,523. Consequently, we will need to obtain additional financing.

Cash used in operating activities for the six months ended June 30, 2014 was $39,348 as compared to cash used in operating activities for the same period in 2013 of $8,915. Cash used in operating activities has increased during the current period primarily as a result of an increase in trade payables in the comparative period, which offset the loss from operating activities in that period.

There were no investing activities during the six month periods ended June 30, 2014 and 2013.

Cash provided by financing activities for the six months ended June 30, 2014 was $35,165 relating to proceeds from a shareholder loan received during the current period. During the comparative period in 2013, we had net cash used in financing activities of $8,500 associated with the settlement of loan payable balances.

Loans Payable

The Company has the following loans outstanding as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Mr. Alonzo B. Leavell	$20,000	$20,000
Energold Minerals Inc.	138,884	102,907
	$158,884	$122,907

For more details please see Note 4 to our consolidated financial statements included in this report.

Going Concern

Our interim financial statements for the quarter ended June 30, 2014 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders and creditors, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of June 30, 2014, we had cash of $60 and we estimate that we will require approximately $120,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

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

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act) as of June 30, 2014 and we have concluded that, as of June 30, 2014, our disclosure controls and procedures were ineffective. The ineffectiveness of our disclosure controls and procedures was due to the material weaknesses disclosed in our Annual Report on Form 10-K filed on April 15, 2014.

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.32	Share Transfer Agreement dated August 20, 2012 between Energold Minerals Inc. and Senergy Partners LLC (incorporated by reference from our Form 8-K Current Report, filed on August 24, 2012)
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 24, 2008)
21.1	List of Subsidiaries (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 15, 2014)

Exhibit
Number	Description
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAVERICK MINERALS CORPORATION

By	/s/ Robert Kinloch

Robert Kinloch
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	August 19, 2014