Form 10-Q
period 2014-09-30
MAVERICK MINERALS CORP
filed 2014-11-19
CIK 1074929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

306-881-8296
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
Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of November 19, 2014, there were 16,141,674 shares of common stock, par value $0.001, outstanding.

ii

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Condensed Consolidated Interim Financial Statements

Maverick Minerals Corporation

September 30, 2014

(Expressed in United States dollars)

Maverick Minerals Corporation
Condensed Consolidated Interim Balance Sheets
(Unaudited)

	(Expressed in United States Dollars)

	September 30,	December 31
	2014	2013

Current Asset
Cash	$13,513	$4,243
Accounts receivable	3,000	-
Prepaid expenses	920	-
	17,433	4,243

Mineral property (Note 3)	28,000	28,000
TOTAL ASSETS	$45,433	$32,243

Current Liabilities
Accounts payable and accrued liabilities (Note 6)	$331,166	$297,054
Convertible debt (Notes 5 and 6)	146,807	137,966
Loans payable (Note 4)	121,252	52,907
	599,225	487,927
Loans payable (Note 4)	101,344	70,000
TOTAL LIABILITIES	700,569	557,927

Capital Deficit
Capital Stock Authorized: 750,000,000 common shares at $0.001 par value Issued and fully paid 16,141,674 (December 31, 2013 - 16,141,674) common shares Par value	16,142	16,142
100,000,000 preferred shares at $0.001 par value Issued and fully paid Nil (December 31, 2013 - Nil) preferred shares Par value	-	-
Additional paid-in capital	14,349,191	14,349,191
Accumulated deficit	(15,021,342)	(14,891,890)
Accumulated other comprehensive income	873	873
TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)	(655,136)	(525,684)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$45,433	$32,243

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
				(Note 8)

General and administration expenses	(58,696)	(72,591)	(140,561)	(247,952)
Total operating expenses	(58,696)	(72,591)	(140,561)	(247,952)

Other income (expenses)
Other income	-	12,000	12,000	37,000
Interest expense (Note 6)	(4,773)	(3,179)	(12,434)	(10,956)
Gain on settlement of loans payable	-	63,100	-	80,600
Gain (Loss) on foreign exchange	7,878	552	7,570	(4,314)
Gain on write-off of accounts payable	-	-	3,973	-
Total other income (expenses), net	3,105	72,473	11,109	102,330
Net loss and comprehensive loss for the period	$(55,591)	$(118)	$(129,452)	$(145,622)

Loss per share - basic and diluted	($0.00)	($0.00)	($0.01)	($0.01)

Weighted average shares outstanding - basic and diluted	16,141,674	16,060,152	16,141,674	16,047,901

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
Condensed Consolidated Interim Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2014	2013
		(Note 8)
Operating Activities
Net loss for the period	$(129,452)	$(145,622)
Items not involving cash:
Gain on write-off of accounts payable	(3,973)	-
Interest accrued on convertible debt	8,841	10,956
Unrealized foreign exchange	(4,222)	-
Gain on settlement of loan payable	-	(80,600)
Changes in non-cash working capital items
Accounts receivable	(4,000)	(4,000)
Prepaid expenses	(920)	-
Accounts payable	39,085	165,140
Cash used in operating activities	(94,641)	(54,126)

Financing Activities
Repayments of loans payable	-	(26,900)
Proceeds from loans payable	103,911	70,000
Cash (used in)/provided by financing activities	103,911	43,100

Decrease in cash during the period	9,270	(11,026)
Cash, beginning of the period	4,243	17,553
Cash, end of the period	$13,513	$6,527

Supplemental Cash Flow information:
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
Condensed Consolidated Statement of Changes in Stockholders' Equity (Capital Deficit)
(Unaudited)

				(Expressed in United States Dollars)

	Number of	Par Value			Accumulated
	Common	@$0.001 Per	Additional Paid-in	Accumulated	Other	Total Capital
	Shares	Share	Capital	Deficit	Comprehensive	Deficit

Balance, December 31, 2013	16,141,674	$16,142	$14,349,191	$(14,891,890)	$873	$(525,684)
Net loss for period	-	-	-	(129,452)	-	(129,452)
Balance, September 30, 2014	16,141,674	$16,142	$14,349,191	$(15,021,342)	$873	$(655,136)

The accompanying notes are an integral part of these financial statements

Maverick Minerals Corporation
Notes to the Condensed Consolidated Interim Financial Statements
September 30, 2014
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

Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

Liquidity

These accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2014, the Company has negative working capital of $581,792 and has an accumulated deficit of $15,021,342. The continuation of the Company is dependent upon obtaining a successful exploration project, the continuing support of creditors and stockholders as well as achieving and maintaining a profitable level of operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that it requires approximately $120,000 to cover general and administrative expenses over the twelve months ending September 30, 2015 to continue operations. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $599,225. The Company plans to raise necessary cash through equity issuances and/or debt financing. Amounts raised will be used to pursue explorations activities, and for other working capital purposes.

Maverick Minerals Corporation
Notes to the Condensed Consolidated Interim Financial Statements
September 30, 2014
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

Note 2	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

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

During the nine months ended September 30, 2014, the Company has elected to early adopt ASU 2014-10. The adoption of this ASU allowed the Company to remove the inception to date information and all references to exploration stage.

Recent Accounting Pronouncements Not Yet Adopted

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

Maverick Minerals Corporation
Notes to the Condensed Consolidated Interim Financial Statements
September 30, 2014
(Unaudited)
(Expressed in United States Dollars)

Note 2	RECENT ACCOUNTING PRONOUNCEMENTS – Continued

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

Note 3	MINERAL PROPERTY

	September 30, 2014	December 31, 2013
Jarvis Island Property
Acquisition costs, common shares	$28,000	$28,000
Mineral property interests	$28,000	$28,000

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

Maverick Minerals Corporation
Notes to the Condensed Consolidated Interim Financial Statements
September 30, 2014
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

Note 4	LOANS PAYABLE

The Company has the following loans payable:

	September 30,	December 31,
	2014	2013
Mr. Alonzo B. Leavell (1)	$20,000	$20,000
Energold Minerals Inc.	202,596	102,907
	222,596	122,907
Less; current portion	(121,252)	(52,907)
	$101,344	$70,000

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

On November 14, 2013, the Company entered into a second loan agreement with Energold in the amount of $31,252 (CDN$35,000). The loan is unsecured, bears interest at 3% per annum and is due on November 1, 2014.

On April 8, 2014, the Company entered into a third loan agreement with Energold in the amount of $34,377 (CDN$38,500). The loan is unsecured, bears interest at 7% per annum and is due on May 1, 2016.

On August 14, 2014, the Company entered into a fourth loan agreement with Energold in the amount of $66,968 (CDN$75,000). The loan is unsecured, bears interest at 7% per annum and is due on May 1, 2016.

Maverick Minerals Corporation
Notes to the Condensed Consolidated Interim Financial Statements
September 30, 2014
(Unaudited)
(Expressed in United States Dollars)

Note 5	CONVERTIBLE DEBT

On November 26, 2009, the Company issued a convertible note in the amount of $100,000 to a related party to settle an outstanding payable of $100,000. This convertible note is due on demand, and bears interest at 8% per annum. The debt, along with accrued interest of $46,807 at September 30, 2014 (December 31, 2013: $37,966), is convertible into common shares at a conversion rate of $0.30 per share.

Note 6	RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities at September 30, 2014 is $215,084 (December 31, 2013 - $238,879) owing to officers of the Company and a company with a common officer of the Company for accrued and unpaid management fees and for expenses incurred on behalf of the Company.

Management fees of $Nil and $Nil were charged to expense in these financial statements for the three and nine months ended September 30, 2014, respectively (2013 - $45,000 and $135,000, respectively). During the three and nine months ended September 30, 2014, the Company incurred $2,004 and $4,085, respectively in interest charges on loans payable to a significant shareholder of the Company (2013 - $506 and $506, respectively). A total of $4,677 (December 31, 2013 - $1,163) was payable as at September 30, 2014.

During the three and nine months ended September 30, 2014, the Company incurred $2,902 and $8,445, respectively (2013 - $2,673 and $10,450, respectively) in interest charges on convertible debt payable to the director and CEO of the Company.

Note 7	STOCK OPTION PLAN

Stock options

The Company has a stock option plan which provides for the granting of up to 7,500,000 stock options to key employees, directors and consultants, of common shares of the Company. Under the stock option plan, the granting of incentive and non-qualified stock options, exercise prices and terms are determined by the Board of Directors.

No stock options were issued during the nine months ended September 30, 2014 and 2013.

The following is a summary of the status of the Company’s stock options as of September 30, 2014 and December 31, 2013 and the stock option activity during the periods then ended:

Outstanding, December 31, 2013 and September 30, 2014	1,100,000	$1.05

All options that were outstanding were exercisable at September 30, 2014 and December 31, 2013 as a result of all options being fully vested upon grant.

Maverick Minerals Corporation
Notes to the Condensed Consolidated Interim Financial Statements
September 30, 2014
(Unaudited)
(Expressed in United States Dollars)

Note 7	STOCK OPTION PLAN – Continued

Stock options – Continued

At September 30, 2014, the Company had 1,100,000 share purchase options outstanding. Each share purchase option is exercisable into one common share of the Company at an average exercise price of $1.05 per share until August 20, 2015. These share purchase options had an aggregate intrinsic value of $Nil at September 30, 2014.

Note 8	PRIOR PERIOD

In order to present the effect of the following financial statement adjustments for the year ended December 31, 2013 in the appropriate interim period, the comparative financial statements for the nine months ended September 30, 2013 have been recast as described below:

i)

During the three and nine months ended September 30, 2013, the Company recorded travel expenses of $2,077 and $4,141, respectively on the condensed consolidated interim statement of comprehensive loss. During the fourth quarter of the year ended December 31, 2013, the Company determined that these travel expenses should not be recorded in the accounts of the Company and these charges were reversed.

The financial statement adjustments had the following impact on the condensed consolidated interim statement of operations and comprehensive loss for the nine months ended September 30, 2013:

	As Previously
Nine months ended September 30, 2013	Reported	Adjustments	As Adjusted

Net loss and comprehensive loss for the period	$(149,763)	$4,141	$(145,622)

Loss per share - basic and diluted	$(0.01)	$0.00	$(0.01)

	As Previously
Three months ended September 30, 2013	Reported	Adjustments	As Adjusted

Net loss and comprehensive loss for the period	$(2,195)	$2,077	$(118)

Loss per share - basic and diluted	$(0.00)	$0.00	$(0.00)

The effect of the financial statement adjustment did not impact net cash used in operating activities, investing activities, or financing activities on the consolidated statement of cash flows for the three and nine month periods ended September 30, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;
•	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;
•	mining and development risks, including risks related to accidents, equipment breakdowns, labour disputes or other unanticipated difficulties with or interruptions in production;
•	the potential for delays in exploration or development activities or the completion of feasibility studies;
•	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;
•	risks related to commodity price fluctuations;
•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;
•	risks related to environmental regulation and liability;
•	risks that the amounts reserved or allocated for environmental compliance, reclamation, post- closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;
•	risks related to tax assessments;
•	political and regulatory risks associated with mining development and exploration; and
•	other risks and uncertainties related to our prospects, properties and business strategy.

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

Recent Corporate Developments

The Company continues to conduct due diligence on mineral properties in California and Utah, however, no definitive agreements have been entered into on any of the subject properties.

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

Results of Operations

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Our operating results for the three months ended September 30, 2014 and 2013 are summarized as follows:

			Percentage
	2014	2013	Increase/(Decrease)
Revenue	-	-	N/A
Expenses	$58,696	$72,591	(19.1)%
Other income (expenses)	$3,105	$72,473	95.7%
Net loss	$(55,591)	$(118)	(47011.0)%

Revenues

We have not earned any revenues since our inception on April 21, 2003. We anticipate that we will not generate any revenues until we are able to implement our plan of operation.

General and Administrative

The major components of our general and administrative expenses for the year are outlined in the table below:

			Percentage
			Increase /
	2014	2013	(Decrease)
Audit Fees	$10,848	$17,233	(37.1)%
Accounting and legal	24,192	6,652	263.7%
Consulting	10,607	-	N/A
Management fees	-	45,000	(100.0)%
Office	347	466	(25.5)%
Transfer agent fees	4,966	3,083	61.1%
Travel	7,736	157	4827.4%
Total Expenses	$58,696	$72,591	(19.1)%

Our operating expenses for the three months ended September 30, 2014 were $58,696, which represents a decrease of $13,895, or 19.1% over the same period in 2013. The decrease was mainly attributable to a reduction in management fees of $45,000 as a result of the expiration of management fee agreements with our President, CEO and CFO and with our Secretary and Treasurer. The three year terms of these agreements expired during the third quarter of fiscal 2013 and were not renewed, although these officers continue to hold these positions.

We incurred higher legal and consulting fees in the current quarter, as compared to the third quarter of fiscal 2013, as a result of due diligence work related to a proposed mining lease.

Other Expenses

Net other income (expenses) for the three months ended September 30, 2014 totaled $3,105, as compared to $72,473 for the same period in 2013. The main reason for the decrease in other income is attributable to a $63,100 gain recorded during the comparative quarter in connection with a debt settlement agreement.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Our operating results for the nine months ended September 30, 2014 and 2013 are summarized as follows:

			Percentage
	2014	2013	Increase/(Decrease)
Revenue	-	-	N/A
Expenses	$140,561	$247,952	(43.3)%
Other income (expenses)	$11,109	$102,330	(89.1)%
Net loss	$(129,452)	$(145,622)	(49.3)%

Revenues

We have not earned any revenues since our inception on April 21, 2003. We anticipate that we will not generate any revenues until we are able to implement our plan of operation.

General and Administrative

The major components of our general and administrative expenses for the year are outlined in the table below:

			Percentage
			Increase /
	2014	2013	(Decrease)
Audit Fees	$78,694	$82,167	(4.2)%
Accounting and legal	34,730	17,260	101.2%
Consulting	10,607	-	N/A
Management fees	-	135,000	(100.0)%
Office	487	2,718	(82.1)%
Rent	-	1,670	(100.0)%
Transfer agent fees	8,307	8,980	(7.5)%
Travel	7,736	157	4827.4%
Total Expenses	$140,561	$247,952	(43.3)%

Our operating expenses for the nine months ended September 30, 2014 were $140,561, which represents a decrease of $107,391, or 43.3% over the same period in 2013. The decrease was mainly attributable to a reduction in management fees of $135,000 as a result of the expiration of management fee agreements with our President, CEO and CFO and with our Secretary and Treasurer. The three year terms of these agreements expired during the third quarter of fiscal 2013 and were not renewed, although these officers continue to hold these positions.

We incurred higher legal and consulting fees in the current period, as compared to the fiscal 2013 period, as a result of due diligence work related to a proposed mining lease.

Other Income/Expenses

Other income/(expenses) for the nine months ended September 30, 2014 totaled $11,109, as compared to $102,330 for the same period in 2013. The main reason for the decrease in other income is as a result of a reduction in consulting services provided to an affiliated private mining company. We earned $12,000 in consulting fees in the current period, as compared to $37,000 for the same period in 2013. The decrease was also attributable to a gain on settlement of loans payable of $80,600 during the comparative period relating to a debt settlement agreement consummated during that period.

Liquidity and Capital Resources

Working Capital

	September 30, 2014	December 31, 2013
Current Assets	$17,433	$4,243
Current Liabilities	599,225	487,927
Working Capital Deficit	$(581,792)	$(483,684)

Cash Flows
	Nine months ended September 30,
	2014	2013
Cash used in Operating Activities	$(94,641)	$(58,267)
Cash provided by (used in) Financing	103,911	43,100
Activities
Net decrease in Cash	$9,270	$(15,167)

We had a cash balance of $13,513 and a working capital deficiency of $581,792 as of September 30, 2014 compared to cash of $4,243 and a working capital deficiency of $483,684 as of December 31, 2013. We anticipate that we will require approximately $120,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. In addition to funding the Company’s general, administrative and corporate expenses the Company is obligated to address its current obligations totaling $599,225. Consequently, we will need to obtain additional financing.

Cash used in operating activities for the nine months ended September 30, 2014 was $94,641 as compared to cash used in operating activities for the same period in 2013 of $58,267. Cash used in operating activities has increased during the current period primarily as a result of an increase in trade payables in the comparative period, which offset the loss from operating activities in that period.

There were no investing activities during the nine month periods ended September 30, 2014 and 2013.

Cash provided by financing activities for the nine months ended September 30, 2014 was $103,911 relating to proceeds from shareholder loans received during the current period. During the comparative period in 2013, we had net cash provided by financing activities of $43,100 relating to proceeds from a shareholder loan received in that period, offset by the settlement of loan payable balances in that period.

Loans Payable

The Company has the following loans outstanding as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Mr. Alonzo B. Leavell	$20,000	$20,000
Energold Minerals Inc.	202,596	102,907
	$222,596	$122,907

For more details please see Note 4 to our consolidated financial statements included in this report.

Going Concern

Our interim financial statements for the quarter ended September 30, 2014 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders and creditors, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of September 30, 2014, we had cash of $13,513 and we estimate that we will require approximately $120,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date.

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

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13(a)-15 under the Exchange Act, in connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act) as of September 30, 2014 and we have concluded that, as of September 30, 2014, our disclosure controls and procedures were ineffective. The ineffectiveness of our disclosure controls and procedures was due to the material weaknesses disclosed in our Annual Report on Form 10-K filed on April 15, 2014.

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Articles (incorporated by reference from our Form 10-Q Quarterly report, filed on August 14, 2009)

Exhibit
Number	Description
3.2	Bylaws (incorporated by reference from our Form 10SB Registration Statement, filed on August 8, 1999)
3.3	Amended Bylaws (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 24, 2008)
4.1	Specimen Stock Certificate (incorporated by reference from our Form 10-SB Registration Statement, filed on August 8, 1999)
10.1	Non-Qualified Stock Option Plan (incorporated by reference from our Form S-8 Registration Statement, filed on September 12, 2002)
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

10.13	2009 Stock Option Plan (incorporated by reference from our Form 10-Q Quarterly report, filed on August 14, 2009)

Exhibit
Number	Description
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
__________________
Robert Kinloch
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	November 19, 2014